Form 10-Q
period 1996-03-31
ZILOG INC
filed 1996-05-15
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - -----    Exchange Act of 1934. For the quarterly period ended March 31, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities
- - -----    Exchange Act of 1934.  For the transition period from
                        to                .
         ---------------  ----------------

                         Commission File Number: 0-18738





                                   ZILOG, INC.
                                  (Registrant)

         California                                      13-3092996
- - --------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

           210 East Hacienda Avenue, Campbell, California, 95008-6600
           ----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 370-8000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

 19,727,139 shares of Common Stock Issued and Outstanding as of April 28, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                   ZILOG, INC.
             CONDENSED CONSOLIDATED STATEMENTS 0F INCOME (UNAUDITED)
                    ( IN THOUSANDS EXCEPT PER SHARE AMOUNTS )

                                                                     Three months ended
                                                               ------------------------------
                                                                 March 31,         April 2,
                                                                    1996             1995
                                                               -------------     ------------

Net Sales                                                         $80,999           $62,710

Cost and expenses:
   Cost of sales                                                   42,941            31,246
   Research and development                                         7,587             6,089
   Selling, general and administrative                             12,037            10,311
                                                                  -------           -------
                                                                   62,565            47,646
                                                                  -------           -------

Operating income                                                   18,434            15,064

Other income (expense):
   Interest income                                                    733               698
   Interest expense                                                   (81)              (85)
   Other, net                                                        (368)                1
                                                                  -------           -------

Income before income taxes                                         18,718            15,678

Provision for income taxes                                          6,645             5,644
                                                                  -------           -------

Net income                                                        $12,073           $10,034
                                                                  =======           =======

Net income per share                                              $  0.59           $  0.51
                                                                  =======           =======

Number of shares used in
computing per share amounts                                        20,424            19,716
                                                                  =======           =======





                             See accompanying notes.

                                   ZILOG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   March 31,           December 31,
                                                                     1996                 1995
                                                                ---------------      ----------------
                                                                  (unaudited)

                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  7,106              $  7,784
   Short-term investments                                            57,953                73,824
   Accounts receivable, less allowance for
      doubtful accounts of $250 in 1996 and 1995                     42,447                43,061
   Inventories                                                       33,258                28,152
   Prepaid expenses, deferred income taxes and
      other current assets                                           17,980                16,071
                                                                   --------              --------
         Total current assets                                       158,744               168,892

   Property, plant  and equipment, at cost                          301,510               264,111
   Less: accumulated depreciation and amortization                  (93,520)              (84,771)
                                                                   --------              --------
      Net property, plant and equipment                             207,990               179,340
   Other assets                                                       5,522                 5,198
                                                                   --------              --------
                                                                   $372,256              $353,430
                                                                   ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 36,732              $ 36,207
   Accrued compensation and employee benefits                        12,073                14,747
   Other accrued liabilities                                          6,196                 6,574
   Income taxes payable                                              14,566                 8,603
                                                                   --------              --------
         Total current liabilities                                   69,567                66,131

Deferred income taxes                                                 8,435                 8,435

Stockholders' equity:
   Common Stock, no par value; 75,000,000 shares
      authorized; 19,633,593 shares issued and
      outstanding at March 31, 1996 (19,455,627
      shares at December 31,1995)                                   148,699               145,313
   Retained Earnings                                                145,447               133,374
   Net unrealized gain on securities                                    108                   177
                                                                   --------              --------
         Total stockholders' equity                                 294,254               278,864
                                                                   --------              --------
                                                                   $372,256              $353,430
                                                                   ========              ========



                             See accompanying notes.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS 0F CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)


                                                                       Three months ended
                                                                  -----------------------------
                                                                    March 31,        April 2,
                                                                      1996             1995
                                                                  -------------    ------------
Cash flows from operating activities:
   Net Income                                                       $ 12,073         $ 10,034
   Adjustment to reconcile net income to cash
   provided by operating activities:
       Depreciation and amortization                                   9,990            5,621
       Loss from disposition of equipment                                 95                8
   Changes in assets and liabilities:
       Accounts receivable                                               614             (974)
       Inventories                                                    (5,106)           3,341
       Prepaid expenses, deferred income taxes
          and other assets                                            (2,148)            (484)
       Accounts payable                                                  525          (10,809)
       Accrued compensation and employee benefits                     (2,674)          (1,611)
       Other accrued liabilities and income taxes payable              5,585            2,225
                                                                    --------         --------

       Cash provided by operating activities                          18,954            7,351
                                                                    --------         --------


Cash flows from investing activities:
   Capital expenditures                                              (38,535)         (27,400)
   Short-term investments:
      Purchases                                                       (5,964)         (16,285)
      Proceeds from sales                                             17,958           29,819
      Proceeds from maturities                                         3,523            9,287
                                                                    --------         --------

            Cash used for investing activities                       (23,018)          (4,579)
                                                                    --------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                              3,386            6,999
                                                                    --------         --------

Increase (decrease) in cash and cash equivalents                        (678)           9,771
Cash and cash equivalents at beginning of period                       7,784            8,035
                                                                    --------         --------
Cash and cash equivalents at end of period                          $  7,106         $ 17,806
                                                                    ========         ========




                            See accompanying notes.

                                   ZILOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Interim information is unaudited; however, in the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair statement of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Consolidated Balance Sheet at December 31, 1995 has been derived from audited financial statements at that date.

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):

                                                           March 31, 1996
                                   -------------------------------------------------------------

                                                      Gross             Gross          Estimated
                                        Cost        Unrealized       Unrealized           Fair
                                                      Gains            Losses            Value
                                   -------------------------------------------------------------

      Municipal Bonds                 $57,785          $182             $(14)           $57,953
                                   =============================================================



     The gross realized gains and losses on sales have not been material for the quarters ended March 31, 1996 and April 2, 1995.

     The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):

                                                      March 31, 1996
                                                  ---------------------
                                                              Estimated
                                                    Cost        Fair
                                                                Value
                                                  --------    ---------

     Due in 1 year or less                         $23,937      $23,986
     Due after 1 year through 3 years               23,126       23,202
     Due after 3 years                              10,722       10,765
                                                   -------      -------
     Total debt securities                         $57,785      $57,953
                                                   =======      =======

3)   The components of inventories are as follows (in thousands):

                                                 Mar. 31,       Dec. 31,
                                                   1996           1995
                                               ------------   ------------

     Raw Materials                                $ 4,057        $ 3,195
     Work-in-process                               23,869         22,077
     Finished goods                                 5,332          2,880
                                                 --------       --------
                                                  $33,258        $28,152
                                                 ========       ========














PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT:

         When used in this Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



The following table presents unaudited results. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts shown below to state fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter or the full fiscal year. All tabular information is provided in thousands, except per share amounts and percentages.

RESULTS OF OPERATIONS

                                                  First            First
                                                 Quarter          Quarter         Change
                                                  1996             1995
                                              ------------     ------------     -----------

Net Sales                                        $80,999          $62,710           29.2%
Operating Income                                 $18,434          $15,064           22.4%
Net Income                                       $12,073          $10,034           20.3%
Net Income Per Share                             $  0.59          $  0.51           15.7%


Net Sales

         The Company's quarterly operating results have and will vary because of a number of factors, including the timing and success of new product introductions, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Quarter-to-quarter sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and distributors, the customer's decision to buy from a distributor or directly from the Company can affect Zilog's quarterly sales and profitability. See "Factors That May Affect Future Results" for a discussion of additional considerations which may affect the Company's future operating results.

         Net sales increased 29.2% for the first quarter of 1996 over the comparable quarter of 1995. During the quarter, net sales increased in the consumer, computer peripherals and datacommunications markets. The increases were primarily due to strengths in modem, television products, keyboard and pointing device applications, which saw both higher unit volumes and higher average selling prices. The revenue growth during the last two quarters can also be attributed in part to the successful ramp up of our new 8 inch sub micron fab in Nampa, Idaho. The Company continues to improve the functionality and value of its products, which bring more intelligence to its customers' end products. The increases were partially offset by expected declines in commodity and low serial rate communications applications.

         The Company will continue to introduce new Application Specific Standard Products tailored to its served market niches and expects to continue revenue and unit growth in these markets.

         Domestic net sales increased 59.7% in the first quarter of 1996 compared with the first quarter of 1995 and represented 49% of net sales in the first quarter of 1996. International (export) net sales increased by 9.4% from the comparable quarter of 1995 and represented 51% of net sales in the first quarter of 1996. The fastest growing international areas are Hong Kong, Korea, South-east Asia and Canada.

                                            First           First
                                           Quarter         Quarter         Change
                                            1996             1995
                                        ------------    -------------    -----------

Cost of Sales                            $42,941          $31,246          37.4%
Percentage of Net Sales                   53.0%            49.8%


         Cost of sales increased as a percentage of net sales to 53.0%, primarily as a result of additional depreciation expense and fab start-up costs. With this new facility comes added costs which have increased cost of sales during the start up phase of operating. If, as the Company expects, internal efficiencies improve during late 1996, and internal production continues to replace more expensive outside foundry services, the cost of sales as a percentage of net sales is expected to decline.

                                            First           First
                                           Quarter         Quarter         Change
                                            1996             1995
                                        ------------    -------------    -----------

Research and Development                  $7,587           $6,089          24.6%
Percentage of Net Sales                    9.4%             9.7%


         Research and development expenditures increased during the first quarter of 1996 in absolute terms. The increase in research and development expenses reflects the Company's commitment to the continued substantial investment in new products and new design and manufacturing process technology. The Company expects research and development expenditures to increase in absolute terms throughout the remainder of 1996.

         The Company introduced 10 new products during the quarter, including four products to serve television applications; two microcontroller products that require low power to operate; two keyboard controllers; a controller for personal computer memory applications (PCMCIA) and a security control device.

                                           First          First
                                          Quarter        Quarter        Change
                                           1996            1995
                                       ------------   -------------   -----------

Selling, General & Administrative         $12,037        $10,311          16.7%
Percentage of Net Sales                      14.9%          16.4%


         Selling, general and administrative expenses increased in absolute terms and decreased as a percentage of net sales which reflected cost savings in several areas. The higher absolute expense level reflects increased sales commissions paid on higher quarterly revenues. Effective cost control has held overall expenses relatively constant. The Company expects selling, general and administrative costs to continue to increase in absolute terms but decrease as a percentage of net sales, if sales continue to grow as expected.

                                         First            First
                                        Quarter          Quarter           Change
                                         1996              1995
                                     ------------     -------------     ------------

Other Incom                              $284              $614             (53.7)%
Percentage of Net Sales                   0.4 %             1.0%


         Other income declined during the first quarter of 1996 compared to the first quarter of 1995. During the first quarter of 1996, the stronger dollar generated foreign exchange translation losses on the non dollar-based accounts receivable.

Taxes

         The provision for income taxes reflects an estimated annual effective tax rate of 35.5% for the quarter ended March 31, 1996 and 36% for the quarter ended April 2, 1995. This rate differs from the combined statutory rate in effect during the periods primarily as a result of the Company's investment in tax exempt securities and a lower effective state tax rate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of uncertainties exist that may affect the Company's future operating results, including uncertain political and general economic conditions, market acceptance of the Company's new products, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yield that affect the Company's gross margins, and numerous competitive factors.

         During 1995, Zilog introduced a total of 40 new products for its datacommunications, intelligent peripheral controller and consumer product lines. The success of these new products is dependent on a number of factors, including the Company's ability to continue to achieve design wins for these products and the Company's ability to manufacture the products in sufficient quantities to meet anticipated demand. New products may exhibit technological defects which may impede market acceptance if defects are not resolved promptly. The Company believes that a significant portion of its future revenues will come from these new products. Gross margins for new products are generally higher and are expected to somewhat offset price reductions in older products.

         The Company's operating results will depend, to a significant extent, on its ability to continue to introduce new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, development of support tools and collateral literature that make complex new products easy for engineers to understand as well as use, and market acceptance of customers' end products.

         During the first quarter of 1996, Zilog introduced 10 new products. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past year.

         Operating results could be adversely affected if the Company is unable to develop and implement new design and process technologies. Design and process technology advances are extremely complex areas subject to rapid technological change and significant risk. New product designs must be completed in time to meet market requirements, and volume production of new products at acceptable yields must be achieved for business plan operating results to be realized. New products anticipated from and introduced by Zilog could create uncertainty in the marketplace and cause customers to defer or alter design wins or purchasing decisions. Additionally, new products or product enhancements from competitors of the Company, or significant pricing pressures, could have an adverse impact on the Company's operating results.

         As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated production yields. The Company increased its production capacity in 1995 and must be able to further increase capacity in 1996 to support anticipated sales volumes and shortened delivery times. Much of the 1996 increased production is anticipated to come from the new wafer fabrication facility that the Company opened in 1995. Qualifying and ramping a new facility is an extremely complex process. Operating results could be adversely affected if any problems occur that make it difficult to produce the quantities of commercial product that the Company anticipates producing in the new facility in 1996. Such difficulties include but are not limited to: equipment being delivered later than or not performing as expected; process technology changes not operating as expected; engineers not operating equipment as expected; and other possible problems. The Company cannot at this time foresee with certainty any such problems, but such problems have occurred in the past in the start-up and ramp of production in a new facility. The company is also experiencing certain inflationary pressures in labor and materials. Operating results could be affected if the Company is unable to pass these cost increases in labor, raw materials and capital equipment through to the Company's customers.

         The Company has used outside wafer foundries and assemblers to supply a portion of its manufacturing needs, and the Company expects to continue to rely on one or more wafer foundries and assemblers for a portion of its manufacturing needs. No assurance can be given that these foundries will not raise prices or meet expected delivery quantities. In addition, no assurance can be given that the Company or its outside wafer foundries or assemblers will not experience production yield problems in the future which could result in an adverse effect on the Company's results of operations. The prolonged failure of the Company to increase production capacity, obtain wafers or assembly services from outside suppliers as needed could adversely affect the Company's operating results.

         Certain of the Company's products are incorporated into disk drives, printers, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. A significant portion of the Company sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are subject to volatile and rapid changes in customer preferences for electronics products that could adversely impact the Company's results.

         Because of the foregoing, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company participates in a highly dynamic industry that may result in significant volatility of Zilog's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

                                                        First              First
                                                       Quarter            Quarter
                                                        1996               1995
                                                    -------------      ------------
Cash, Cash Equivalents and
   Short-Term Investments                             $65,059             $75,564
Working Capital                                       $89,177             $81,707
Cash Provided By Operating Activities                 $18,954             $ 7,351
Cash Used In Investing Activities                    ($23,018)            $(4,579)
Cash Provided By Financing Activities                 $ 3,386             $ 6,999

         Cash and Short-Term Investments were reduced during the quarter and were used to pay for the expansion of the Company's wafer fabrication facilities in Idaho. It is expected that Cash and Short-Term Investment levels will continue to decline during the next quarter as additional equipment is acquired for the new fab and new research facility.

         Accounts Receivable, at $42.4 million, remained relatively constant even though sales for the quarter increased by 11% over the last quarter of 1995. Inventory levels increased to $33.3 million as work in process levels expanded in conjunction with increased processing at the new wafer fabrication faciity in Nampa, Idaho.

         The Company expects to make total capital additions of approximately $100 million in 1996. These expenditures will primarily be used for the design, construction and equipping of the Company's new wafer fabrication facility in Nampa, Idaho. The expansion will provide increased production capacity and research facilities.

         The Company believes its current cash, cash equivalents and short-term investment balances, together with funds expected to be generated from operations, will provide adequate cash to fund the Company's anticipated liquidity needs for at least the next twelve months. The Company may also use bank borrowings and capital leases, depending on the terms available. The Company's cash requirements in the future may also be financed by a combination of additional equity or debt financing.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 24, 1996 at 4:00 PM, the Annual Meeting of Zilog, Inc. ("Company") was held at 210 East Hacienda Avenue, Campbell, CA. There were present or represented at the meeting 19,633,603 shares of Common Stock. The Common Stock Shareholders elected Edgar A. Sack, Thomas J. Connors, William H. Janeway, Henry Kressel, Robert M. White and Larry W. Wangberg to the Company's Board of Directors. The vote was as follows: Dr. Sack: For 17,268,175, Withheld 7,585; Mr. Connors: For 17,267,799, Withheld 7,961; Mr. Janeway: For 17,268,864, Withheld 6,896; Dr. Kressel: For 17,268,864, Withheld 6,896;
Dr. White: For 17,262,161, Withheld 13,599; Mr. Wangberg: For 17,267,148,
Withheld 8,612. The selection of Ernst & Young LLP as the Company's auditors for the fiscal year ending December 31, 1996 was ratified: 17,248,479 were voted to confirm Ernst & Young LLP; 19,820 voted Against, 7,461 abstained and there were no broker non-votes. No other business was transacted at the Annual Meeting and there have not been any other submissions of matters to a vote of the security holders.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) The following exhibits are filed herewith:

             Exhibit 27 Financial Data Schedule

          b) Reports on Form 8-K

             None

                                   ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 1996                              ZILOG, INC.



                                             /s/  William R. Walker
                                       -----------------------------------
                                                William R. Walker
                                            Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule