Form 10-Q
period 1996-06-30
ZILOG INC
filed 1996-08-12
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934. For the quarterly period ended June 30, 1996.

        Transition report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934. For the transition period from         to        .
                                                             -------    -------

                         Commission File Number: 0-18738
                                                 -------


                                   ZILOG, INC.
                                  (Registrant)



          California                                    13-3092996
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                Yes  X     No
                                    ---       ---

 19,991,014 shares of Common Stock Issued and Outstanding as of July 28, 1996.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




                                   ZILOG, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (in thousands, except per share amounts)


                                              Three Months Ended              Six Months Ended
                                            ---------------------         -----------------------
                                            June 30,       July 2,        June 30,         July 2,
                                              1996          1995            1996            1995
                                            -------        -------        --------        ---------
Net Sales                                   $85,459        $66,729        $166,458        $129,439

Costs and expenses:
  Cost of sales                              47,534         33,474          90,475          64,720
  Research and development                    7,412          6,740          14,999          12,829
  Selling, general and administrative        11,477         10,852          23,514          21,163
                                            -------        -------        --------        --------
                                             66,423         51,066         128,988          98,712
                                            -------        -------        --------        --------

Operating income                             19,036         15,663          37,470          30,727

Other income (expense):
  Interest income                               705            675           1,438           1,373
  Interest expense                              (82)           (82)           (163)           (167)
  Other, net                                   (726)           769          (1,094)            770
                                            -------        -------        --------        --------
Income before income taxes                   18,933         17,025          37,651          32,703

Provision for income taxes                    6,533          6,129          13,178          11,773
                                            -------        -------        --------        --------

Net income                                  $12,400        $10,896        $ 24,473        $ 20,930
                                            =======        =======        ========        --------

Net income per share                        $  0.60        $  0.54        $   1.19        $   1.05
                                            =======        =======        ========        ========

Number of shares used in computing
per share amounts                            20,622         20,334          20,523          20,025
                                            =======        =======        ========        ========



                             See accompanying notes.

                                   ZILOG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        June 30,    December 31,
                                                          1996          1995
                                                       -----------  ------------
                                                       (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                            $  14,801     $  7,784
  Short-term investments                                  47,156       73,824
  Accounts receivable, less allowance for doubtful
     accounts of $250 in 1996 and 1995                    41,611       43,061
  Inventories                                             34,092       28,152
  Prepaid expenses, deferred income taxes and
     other current assets                                 17,836       16,071
                                                       ---------     --------
          Total current assets                           155,496      168,892

Property, plant and equipment, at cost                   338,131      264,111
Less: accumulated depreciation and amortization         (104,438)     (84,771)
                                                       ---------     --------
   Net property, plant and equipment                     233,693      179,340

Other assets                                               5,208        5,198
                                                       ---------     --------
                                                       $ 394,397     $353,430
                                                       =========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  39,633     $ 36,207
  Accrued compensation and employee benefits              14,608       14,747
  Other accrued liabilities                                4,092        6,574
  Income taxes payable                                    13,335        8,603
                                                       ---------     --------
          Total current liabilities                       71,668       66,131

Deferred income taxes                                      8,435        8,435

Shareholders' equity:
  Common Stock, no par value; 75,000,000 shares
    authorized; 19,981,245 shares issued and
    outstanding at June 30, 1996 (19,455,627 shares
    at December 31, 1995)                                156,414      145,313
 Retained earnings                                       157,847      133,374
 Net unrealized gain on securities                            33          177
                                                       ---------     --------
          Total shareholders' equity                     314,294      278,864
                                                       ---------     --------

                                                       $ 394,397     $353,430
                                                       =========     ========


                             See accompanying notes.

                                   ZILOG, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                                                       Six Months Ended
                                                                                -----------------------------
                                                                                June 30,              July 2,
                                                                                    1996                 1995
                                                                                --------              -------

Cash flows from operating activities:
 Net income                                                                     $ 24,473              $ 20,930
  Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                                                21,093                11,151
     Loss from disposition of equipment                                               96                    32
  Changes in assets and liabilities:
     Accounts receivable                                                           1,450                (1,814)
     Inventories                                                                  (5,940)                3,515
     Prepaid expenses, deferred income taxes and
       other assets                                                               (1,813)                 (679)
     Accounts payable                                                              3,426               (15,377)
     Accrued compensation and employee benefits                                     (139)                  (43)
     Other accrued liabilities and income taxes payable                            2,250                 4.341
                                                                                 -------               -------

     Cash provided by operating activities                                        44,896                22,056
                                                                                 -------               -------

Cash flows from investing activities:
   Capital expenditures                                                          (75,161)              (38,377)
   Short-term investments:
     Purchases                                                                   (17,552)              (59,121)
     Proceeds from sales                                                          31,141                51,742
     Proceeds from maturities                                                     12.592                12.638
                                                                                 -------               -------

          Cash used for investing activities                                     (48,980)              (33,118)
                                                                                 -------               -------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                 11,101                11,173
                                                                                 -------               -------

Increase in cash and cash equivalents                                              7,017                   111
Cash and cash equivalents at beginning of period                                   7,784                 8,035
                                                                                 -------               -------

Cash and cash equivalents at end of period                                       $14,801              $  8,146
                                                                                 =======              ========


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

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):

                                                                 June 30, 1996
                                     -----------------------------------------------------------------------
                                                        Gross                 Gross                Estimated
                                       Cost           Unrealized            Unrealized               Fair
                                                        Gains                 Losses                 Value
                                     ------------------------------------------------------------------------

      Municipal Bonds                $47,105             $79                  $(28)                 $47,156
                                     ========================================================================


The gross realized gains and losses on sales have not been material for the three and six month periods ended June 30, 1996 and July 2, 1995.

The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):

                                                                 June 30, 1996
                                                            -----------------------------
                                                                                Estimated
                                                             Cost                 Fair
                                                                                  Value
                                                            --------            ---------

     Due in 1 year or less                                  $18,108               $18,129
     Due after 1 year through 3 years                        28,997                29,027
                                                            -------               -------
     Total debt securities                                  $47,105               $47,156
                                                            =======               =======

3)       The components of inventories are as follows (in thousands):

                                                                June 30,                  December 31,
                                                                 1996                         1995
                                                                --------                  ------------

     Raw Materials                                               $ 6,261                    $ 3,195
     Work-in-process                                              21,981                     22,077
     Finished goods                                                5,850                      2,880
                                                                 -------                    -------
                                                                 $34,092                    $28,152
                                                                 =======                    =======












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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following table presents unaudited results. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts shown below to state fairly the selected quarterly information when read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter or the full fiscal year. All tabular information is provided in thousands, except per share amounts and percentages.

RESULTS OF OPERATIONS

                                         Three Months Ended                          Six Months Ended
                                      --------------------------              -----------------------------
                                      June 30,           July 2,              June 30,              July 2,
                                       1996               1995                  1996                 1995
                                     -------             -------              --------             --------
Net Sales                            $85,459             $66,729              $166,458             $129,439
Operating Income                     $19,036             $15,663              $ 37,470             $ 30,727
Net Income                           $12,400             $10,896              $ 24,473             $ 20,930
Net Income Per Share                 $  0.60             $  0.54              $   1.19             $   1.05



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

         Net sales increased 28.1% for the second quarter of 1996 over the comparable quarter of 1995 and 28.6% for the first half of 1996 compared to the same period of 1995. During the quarter, net sales increased in the consumer market and, to a lesser extent, in the datacommunications market, but declined in the computer peripherals market. During the quarter, the sales increases were primarily due to higher volumes in modem, television, home communications and pointing device applications. As a result of an industry slowdown in the shipment of personal computers and some consumer products during the second calendar quarter of 1996, the Company believes some customers have an over supply of inventory of some of the Company's products. This over supply of inventory could have an effect on future sales.

         The revenue growth during the last two quarters can also be attributed, in part, to the successful ramp up of our new eight inch sub-micron fab in Nampa, Idaho. The increases were partially offset by declines in keyboard, printer and military operations.

         Domestic net sales increased 39.2% for the second quarter of 1996, compared with the second quarter of 1995, and represented 47.5% of net sales for the second quarter of 1996. International net sales increased by 19.4% from the comparable quarter of 1995 and represented 52.5% of net sales for the second quarter of 1996. The largest increases in sales in international areas are Hong Kong, Korea and Japan. While the Company expects these trends to continue over time, prospects for the third quarter of 1996 indicate that domestic net sales may decrease from the second quarter of 1996. International net sales are expected to decrease also. The summer slowdown in Europe is one reason for the expected decrease in international sales.

                                               Three Months Ended                      Six Months Ended
                                         ----------------------------              --------------------------
                                         June 30,             July 2,              June 30,           July 2,
                                           1996                 1995                 1996               1995
                                          -------             -------               -------           -------
Cost of Sales                             $47,534             $33,474               $90,475           $64,720
Percentage of Net Sales                      55.6%               50.2%                 54.4%             50.0%


         Cost of sales increased as a percentage of net sales in the second quarter of 1996 to 55.6% from 50.2% in the same quarter of 1995. For the six months ending June 30, 1996, cost of sales increased to 54.4% from 50.0% compared with the same period of 1995. The increase in the percentage of cost of sales to net sales for both the second quarter of 1996 and for the year to date was attributable to additional depreciation expenses, wafer fabrication start up costs and lower average selling prices as a result of a shift in product mix.

         During the second half of 1995, the Company began production in its new eight inch sub-micron facility in Nampa, Idaho. Depreciation expense is expected to increase throughout 1996, primarily due to capital additions at the new facility. This occurred throughout the first half of 1996, and further increases are expected to continue throughout 1996. A shift in mix away from datacommunications products and toward consumer products also appears to be lowering the average selling price of many of the Company's products. This trend is expected to continue during the quarter ending September 29, 1996.

         The financial impact of the additional depreciation and fab start up costs will be, in part, determined by the volume of products produced and the efficiency of the production ramp up at the new facility.

                                               Three Months Ended                     Six Months Ended
                                           --------------------------            --------------------------
                                           June 30,           July 2,            June 30,           July 2,
                                             1996               1995               1996               1995
                                            ------             ------            -------            -------
Research and Development                    $7,412             $6,740            $14,999            $12,829
Percentage of Net Sales                        8.7%              10.1%               9.0%               9.9%



         Research and development expenditures increased during the second quarter of 1996 in absolute terms when compared to the same period of 1995. The Company remains committed to continued investment in new product development and manufacturing process technology.

         The Company introduced 11 new products during the second quarter of 1996, bringing the year to date total to 21. During the quarter, seven new products were for the consumer market, three for the computer peripherals market and one for the datacommunications market.

         The Company will continue to introduce new Application Specific Standard Products tailored to serve its market niches and expects continued revenue and unit growth in these markets.

                                                        Three Months Ended              Six Months Ended
                                                    ------------------------         ----------------------
                                                    June 30,         July 2,         June 30,       July 2,
                                                      1996             1995            1996          1995
                                                    -------          -------         -------        -------

Selling, General and Administrative                 $11,477          $10,852         $23,514        $21,163
Percentage of Net Sales                                13.4%            16.3%           14.1%          16.3%


         Selling, general and administrative expenses increased in absolute terms and decreased as a percentage of net sales. The higher absolute dollar expense levels are primarily due to commissions paid on higher revenues and promotional spending. With the exception of commissions, which are dependent on revenues, effective cost controls held overall expenses relatively constant.

                                                       Three Months Ended                Six Months Ended
                                                   -------------------------          -----------------------
                                                   June 30,          July 2,          June 30,        July 2,
                                                     1996              1995             1996           1995
                                                   -------           ------           -------         ------
Other Income (Expense), net                        $(103)            $1,362             $181          $1,976
Percentage of Net Sales, net                         0.1%               2.0%             0.1%            1.5%


         Other income declined during the second quarter of 1996 and year to date period ending June 30, 1996 compared to the same period of 1995, primarily due to foreign exchange translation losses. During the first half of 1996, the stronger U.S. dollar generated foreign exchange translation losses on the Company's non dollar-based accounts receivable.

Taxes

         The estimated annual effective tax rate for the second quarter of 1996 and 1995 was 34.5% and 36.0% respectively. For the six months ended June 30, 1996 and July 2, 1995, the estimated effective tax rate was 35.0% and 36.0% respectively. The lower effective tax rate for the three month and six month periods is primarily attributable to increased state investment tax credits as a result of capital investments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of uncertainties exist that may affect the Company's future operating results, including uncertain political and general economic conditions, market acceptance of the Company's new products, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yield that affect the Company's gross margins, and numerous competitive factors. The slowdown evident in the personal computer market in the second quarter of 1996 had a negative effect on the Company's sales of personal computer-related products. A prolonged slump may continue to affect the Company's future operating results.

         During the first half of 1996, Zilog introduced a total of 21 new products for its consumer, intelligent peripheral controller and datacommunications product lines. The success of these new products is dependent on a number of factors, including the Company's ability to continue to achieve design wins for these products and the Company's ability to manufacture the products in sufficient quantities to meet anticipated demand. New products may exhibit technological defects which may impede market acceptance if defects are not resolved promptly. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past year. The Company believes that a significant portion of its future revenues will come from these new products. Gross margins for new products are generally higher and are expected to somewhat offset price reductions in older products.

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

         The Company has used outside wafer foundries and assemblers to supply a portion of its manufacturing needs, and from time to time the Company expects to utilize one or more wafer foundries and assemblers for a portion of its manufacturing needs. No assurance can be given that these foundries will not raise prices or meet expected delivery quantities. In addition, no assurance can be given that the Company or its outside wafer foundries or assemblers will not experience production yield problems in the future which could result in an adverse effect on the Company's results of operations. The prolonged failure of the Company to increase production capacity, obtain wafers or assembly services from outside suppliers as needed could adversely affect the Company's operating results.

         Certain of the Company's products are incorporated into disk drives, printers, keyboards and modems. As a result, a continuation of the slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. A significant portion of the Company sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are subject to volatile and rapid changes in customer preferences for electronics products that could adversely impact the Company's results. The semiconductor industry generally has not experienced growth similar to that experienced in 1995. The Company is uncertain when, if ever, the market for the semiconductor industry may attain similar growth to that experienced in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                        Six Months Ended
                                                              -----------------------------------
                                                              June 30,                    July 2,
                                                                1996                       1995
                                                              --------                    -------
Cash, Cash Equivalents and
  Short-Term Investments                                      $61,957                     $83,749
Working Capital                                               $83,828                     $91,307
Cash Provided By Operating Activities                         $44,896                     $22,056
Cash Used In Investing Activities                             $48,980                     $33,118
Cash Provided By Financing Activities                         $11,101                     $11,173

         Cash and Short-Term Investments were reduced during the six months ended June 30, 1996 and were used to pay for the expansion of the Company's wafer fabrication facilities in Idaho. It is expected that Cash and Short-Term Investment levels will continue to decline during the next quarter as additional equipment is acquired for the new fab and new research facility.

         Accounts Receivable declined slightly to $41.6 million, even though sales for the first six months of 1996 were 28.1% above the comparable period of 1995. This was reflected in an improved days sales outstanding for the six month period of 44 days from 53 days reported in the corresponding period of 1995. Inventory levels increased to $34.1 million as raw material levels rose in conjunction with increased processing at the new wafer fabrication facility in Nampa, Idaho.

         The Company expects to make total capital additions of approximately $100 million in 1996. These expenditures will primarily be used for the design, construction and equipping of the Company's new wafer fabrication facility in Nampa, Idaho and for general corporate purposes. The expansion will provide increased production capacity and research facilities.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information concerning the matters submitted for a vote at the Company's 1996 Annual Meeting on April 24, 1996 was reported in the Company's Form 10-Q for the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  The following exhibit is filed herewith:
                      Exhibit 27  Financial Data Schedule

         b)  Reports on Form 8-K
                      None

                                   ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 1996                          ZILOG, INC.

                                                  /s/ Robert E. Collins

                                                  -----------------------------
                                                      Robert E. Collins
                                                      Vice President and
                                                    Chief Financial Officer

                             CHEMTRAK INCORPORATED

                               INDEX TO EXHIBITS

          EXHIBIT
            NO.               DESCRIPTION
          -------             -----------
          27.1          Financial Data Schedule