Form 10-Q
period 1996-09-29
ZILOG INC
filed 1996-11-12
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934. For the quarterly period ended September 29,
           1996.

---------  Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the transition period from _________________ to ___________________.

                         Commission File Number: 0-18738

                                   ZILOG, INC.
                                  (Registrant)


         California                                    13-3092996
-----------------------------------      --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


           210 East Hacienda Avenue, Campbell, California, 95008-6600
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

     Yes            X          No
              -------------          -------------


20,071,844 shares of Common Stock Issued and Outstanding as of October 27, 1996.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




                                   ZILOG, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (in thousands, except per share amounts)


                                                Three Months Ended            Nine months Ended
                                                ------------------            -----------------

                                               Sep. 29,      Oct. 1,        Sep. 29,       Oct. 1,
                                                1996          1995           1996           1995
                                                ----          ----           ----           ----
Net Sales                                      $63,803      $62,715        $230,261      $192,154

Costs and expenses:
  Cost of sales                                 41,178       32,264         131,653        96,984
  Research and development                       7,360        5,562          22,359        18,391
  Selling, general and administrative           12,838        9,159          36,352        30,322
                                               -------      -------        --------       -------
                                                61,376       46,985         190,364       145,697
                                               -------      -------        --------       -------

Operating income                                 2,427       15,730          39,897        46,457

Other income (expense):
  Interest income                                  611          907           2,049         2,280
  Interest expense                                 (56)         (81)           (219)         (248)
  Other, net                                      (157)        (418)         (1,251)          352
                                               -------      -------        --------       -------
Income before income taxes                       2,825       16,138          40,476        48,841

Provision for income taxes                         989        5,810          14,167        17,583
                                               -------      -------        --------       -------

Net income                                      $1,836      $10,328         $26,309       $31,258
                                                 =====       ======          ======        ======

Net income per share                             $0.09        $0.50           $1.29         $1.54
                                               =======       ======          ======        ======

Number of shares used in computing
per share amounts                               20,254       20,815          20,434        20,288
                                               =======       ======          ======        ======

                             See accompanying notes.

                                   ZILOG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               September 29,           December 31,
                                                                                  1996                    1995
                                                                                  ----                    ----
                                                                               (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                    $  8,640                 $  7,784
  Short-term investments                                                         48,202                   73,824
  Accounts receivable, less allowance for doubtful
     accounts of $250 in 1996 and 1995                                           35,154                   43,061
  Inventories                                                                    36,150                   28,152
  Prepaid expenses, deferred income taxes and
     other current assets                                                        14,683                   16,071
                                                                               --------                 --------
          Total current assets                                                  142,829                  168,892

Property, plant and equipment, at cost                                          359,177                  264,111
Less: accumulated depreciation and amortization                                (117,118)                 (84,771)
                                                                               --------                 --------
   Net property, plant and equipment                                            242,059                  179,340

Other assets                                                                      4,055                    5,198
                                                                               --------                 --------
                                                                               $388,943                 $353,430
                                                                               ========                 ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 30,139                 $ 36,207
  Accrued compensation and employee benefits                                     15,016                   14,747
  Other accrued liabilities                                                       4,781                    6,574
  Income taxes payable                                                           13,837                    8,603
                                                                               --------                 --------
          Total current liabilities                                              63,773                   66,131

Deferred income taxes                                                             8,435                    8,435

Shareholders' equity:
  Common Stock, no par value; 75,000,000 shares
    authorized; 20,020,206 shares issued and
    outstanding at September 29, 1996 (19,455,627 shares
    at December 31, 1995)                                                       156,990                  145,313
 Retained earnings                                                              159,683                  133,374
 Net unrealized gain on securities                                                   62                      177
                                                                               --------                 --------
          Total shareholders' equity                                            316,735                  278,864
                                                                               --------                 --------

                                                                               $388,943                 $353,430
                                                                               ========                 ========

                             See accompanying notes.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                                            Nine Months Ended
                                                                            -----------------
                                                                  September 29,             October 1,
                                                                      1996                     1995
                                                                      ----                     ----
Cash flows from operating activities:
 Net income                                                          $26,309                 $31,258
  Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                                    33,977                  17,316
     Loss from disposition of equipment                                   97                     257
  Changes in assets and liabilities:
     Accounts receivable                                               7,907                  (2,887)
     Inventories                                                      (7,998)                 (1,450)
     Prepaid expenses, deferred income taxes and
       other assets                                                    2,322                  (5,087)
     Accounts payable                                                 (6,068)                 (7,760)
     Accrued compensation and employee benefits                          269                  (1,036)
     Other accrued liabilities and income taxes payable                3,441                   7,320
                                                                    --------                 -------

     Cash provided by operating activities                            60,256                  37,931
                                                                    --------                 -------

Cash flows from investing activities:
   Capital expenditures                                              (96,257)                (51,890)
   Short-term investments:
     Purchases                                                       (41,357)                (89,634)
     Proceeds from sales                                              36,442                  64,240
     Proceeds from maturities                                         30,095                  23,959
                                                                    --------                 -------

          Cash used for investing activities                         (71,077)                (53,325)
                                                                    --------                 -------

Cash flows from financing activities:
  Proceeds from issuance of stock                                     11,677                  15,799
                                                                    --------                 -------

Increase in cash and cash equivalents                                    856                     405
Cash and cash equivalents at beginning of period                       7,784                   8,035
                                                                    --------                 -------

Cash and cash equivalents at end of period                           $ 8,640                 $ 8,440
                                                                    ========                 =======

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

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):

                                                           September 29, 1996
                                   --------------------------------------------------------------------
                                                        Gross             Gross         Estimated
                                          Cost       Unrealized        Unrealized         Fair
                                                        Gains            Losses           Value
                                   --------------------------------------------------------------------
      Municipal Bonds                   $48,108         $116              $(22)          $48,202
                                   ====================================================================

The gross realized gains and losses on sales have not been material for the three and nine month periods ended September 29, 1996 and October 1, 1995.

The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):


                                                               September 29, 1996
                                                          -----------------------------
                                                                             Estimated
                                                            Cost               Fair
                                                                               Value
                                                          ----------        -----------
     Due in 1 year or less                                 $29,992            $30,054
     Due after 1 year through 3 years                       18,116             18,148
                                                          ----------        -----------
     Total debt securities                                 $48,108            $48,202
                                                          ==========        ===========

3) The components of inventories are as follows (in thousands):

                                       September 29,        December 31,
                                           1996                1995
                                   ----------------      -----------------
     Raw Materials                     $  6,837            $  3,195
     Work-in-process                     23,836              22,077
     Finished goods                       5,477               2,880
                                   ---------------       -----------------
                                        $36,150             $28,152
                                   ===============       =================



























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

RESULTS OF OPERATIONS

                                               Three Months Ended                             Nine Months Ended
                                               ------------------                             -----------------
                                       Sep. 29,               Oct. 1,                 Sep. 29,                 Oct. 1,
                                         1996                   1995                     1996                   1995
                                         ----                   ----                    -----                   ----
Net Sales                               $63,803               $62,715                 $230,261                $192,154
Operating Income                        $ 2,427               $15,730                 $ 39,897                $ 46,457
Net Income                              $ 1,836               $10,328                 $ 26,309                $ 31,258
Net Income Per Share                    $  0.09               $  0.50                 $   1.29                $   1.54

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

         Net sales increased 1.7% for the third quarter of 1996 over the comparable quarter of 1995, and 19.8% for the first nine months of 1996, compared to the same period of 1995. The increase in the third quarter sales was due to an increase in the consumer market, primarily as a result of higher volumes on products used in televisions and infrared (IR) remotes, but offset by declines in the datacommunications market as volume decreases were experienced in commodities, modem, military and low end serial products.

         The revenue growth during the last three quarters was due to higher sales in the consumer market, primarily in products used in televisions, low end microcontrollers (MCU) and IR remotes. These higher sales were offset by a decline in low end serial products, and modem controller products. While the Company has in the past been a substantial supplier of controller chips for modems, there is a developing trend for certain modems which do not incorporate controllers. This trend is anticipated to reduce the Company's participation in the modem business for the foreseeable future.

         Domestic net sales decreased 14.7% for the third quarter of 1996, compared with the third quarter of 1995, and represented 37.7% of net sales for the third quarter of 1996. International sales increased by 15.2% from the comparable quarter of 1995 and represented 62.3% of sales for the third quarter of 1996. The largest increases in sales in international areas are Hong Kong, Korea, Japan and Europe.

                                                 Three Months Ended                              Nine Months Ended
                                                 ------------------                              -----------------
                                            Sep. 29,                Oct. 1,                Sep. 29,              Oct. 1,
                                              1996                   1995                    1996                  1995
                                              ----                   ----                    ----                  ----
Cost of Sales                               $41,178                 $32,264                $131,653              $96,984
Percentage of Net Sales                      64.5%                   51.4%                   57.2%                50.5%

         Cost of sales increased as a percentage of net sales in the third quarter of 1996 compared to the same quarter of 1995. For the nine months ending September 29, 1996, cost of sales increased as a percentage of sales to 57.2% from 50.5% compared with the same period of 1995. The increase in the percentage of cost of sales to net sales for both the third quarter of 1996 and for the year to date was primarily attributable to additional depreciation expenses and production overhead costs. During the second half of 1995, the Company began production in its new eight inch sub-micron facility in Nampa, Idaho. Depreciation expenses related to the capital additions at the new facility are expected to increase throughout 1996 and during the first half of 1997. The financial impact of the additional depreciation and production overhead costs will be, in part, determined by the volume of products produced and the efficiency of the production ramp up at the new facility.

         Gross margins have also been impacted by a shift from higher margin datacommunications products towards lower margin consumer products. This trend is expected to continue throughout the remainder of 1996.

                                                   Three Months Ended                          Nine Months Ended
                                                   ------------------                          -----------------
                                              Sep. 29,              Oct. 1,              Sep. 29,              Oct. 1,
                                                1996                  1995                 1996                  1995
                                                ----                  ----                 ----                  ----
Research and Development                      $ 7,360               $ 5,562              $22,359               $18,391
Percentage of Net Sales                         11.5%                 8.9%                 9.7%                  9.6%

         Research and development expenditures increased during the third quarter of 1996 in absolute terms when compared to the same period of 1995. The increase in research and development expenses for the third quarter is related to product development in our new fabrication facility in Nampa, Idaho. The Company remains committed to continued investment in new product development and manufacturing process technology.

         The Company introduced 15 new products during the third quarter of 1996, bringing the year to date total to 36. During the quarter, 11 new products were for the consumer market, three for the computer peripherals market and one for the datacommunications market.

         The Company will continue to introduce new Application Specific Standard Products tailored to serve its market niches and expects continued revenue and unit growth in these markets.

                                                           Three Months Ended                     Nine Months Ended
                                                           ------------------                     -----------------
                                                       Sep. 29,           Oct. 1,            Sep. 29,          Oct. 1,
                                                        1996               1995                1996             1995
                                                        ----               ----                ----             ----
Selling, General and Administrative                    $12,838            $ 9,159            $36,352           $30,322
Percentage of Net Sales                                 20.1%              14.6%              15.8%             15.8%


         Selling, general and administrative expenses increased during the third quarter as compared to the same period of 1995. The higher expense level was primarily due to the costs associated with a litigation settlement during the quarter and higher commission expenses.

                                                          Three Months Ended                     Nine Months Ended
                                                          ------------------                     -----------------
                                                      Sep. 29,             Oct. 1,            Sep. 29,           Oct. 1,
                                                        1996                1995                1996              1995
                                                        ----                ----                ----              ----
Other Income (Expense), net                            $ 398                $408               $ 579             $2,384
Percentage of Net Sales                                 0.6%                0.7%                0.3%              1.2%


         Other income remained essentially the same for the third quarter of 1996 as compared to the same period of 1995. During the nine months of 1996, other income decreased when compared to the same period of 1995, primarily due to foreign exchange translation losses in the first half of 1996 on the Company's non dollar-based accounts receivable.

Taxes

         The estimated annual effective tax rate for the third quarter of 1996 and 1995 was 35.0% and 36.0% respectively. For the nine months ended September 29, 1996 and October 1, 1995, the estimated effective tax rate was 35.0% and 36.0% respectively. The lower effective tax rate for the three month and nine month periods is primarily attributable to increased state investment tax credits as a result of capital investments.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of uncertainties exist that may affect the Company's future operating results, including uncertain political and general economic conditions, market acceptance of the Company's new products, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yield that affect the Company's gross margins, and numerous competitive factors. The slowdown evident in the personal computer market in the second and third quarters of 1996 had a negative effect on the Company's sales of personal computer-related products. A prolonged slump may continue to affect the Company's future operating results.

         During the first nine months of 1996, Zilog introduced a total of 36 new products for its consumer, intelligent peripheral controller and datacommunications product lines. The success of these new products is dependent on a number of factors, including the Company's ability to continue to achieve design wins for these products and the Company's ability to manufacture the products in sufficient quantities to meet anticipated demand. New products may exhibit technological defects which may impede market acceptance if defects are not resolved promptly. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past nine months. The Company believes that a significant portion of its future revenues will come from these new products. Gross margins for new products are generally higher and are expected to somewhat offset price reductions in older products.

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

         As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated production yields. Qualifying and ramping a new facility is an extremely complex process. Operating results could be adversely affected if any problems occur that make it difficult to produce the quantities of commercial product that the Company anticipates producing in the new facility in 1996. Such difficulties include but are not limited to: equipment being delivered later than or not performing as expected; process technology changes not operating as expected; engineers not operating equipment as expected; and other possible problems. The Company cannot at this time foresee with certainty any such problems, but such problems have occurred in the past in the start-up and ramp of production in a new facility. Margins on products are also subject to certain pressures because of depreciation costs associated with new capital equipment purchases. The Company is also experiencing certain inflationary pressures in labor and materials. Operating results could be affected if the Company is unable to pass these cost increases in labor, raw materials and capital equipment through to the Company's customers.

         The Company has used outside wafer foundries and assemblers to supply a portion of its manufacturing needs, and from time to time the Company expects to utilize one or more wafer foundries and assemblers for a portion of its manufacturing needs. No assurance can be given that these foundries will not raise prices or meet expected delivery quantities. In addition, no assurance can be given that the Company or its outside wafer foundries or assemblers will not experience production yield problems in the future which could result in an adverse effect on the Company's results of operations. The prolonged failure of the Company to obtain wafers or assembly services from outside suppliers as needed could adversely affect the Company's operating results.

         Certain of the Company's products are incorporated into disk drives, printers, keyboards and modems. As a result, a continuation of the slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. While the Company has in the past been a substantial supplier of controller chips for modems, there is a developing trend for certain modems which do not incorporate controllers.

This developing trend is anticipated to reduce the Company's participation in the modem business for the foreseeable future. A significant portion of the Company sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are subject to volatile and rapid changes in customer preferences for electronics products that could adversely impact the Company's results. The semiconductor industry generally has not experienced growth similar to that experienced in 1995. The Company is uncertain when, if ever, the market for the semiconductor industry may attain similar growth to that experienced in 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

                                                                          Nine Months Ended
                                                              ---------------------------------------
                                                                   Sep. 29,               Oct. 1,
                                                                     1996                  1995
                                                              ------------------       --------------
Cash, Cash Equivalents and
  Short-Term Investments                                        $56,842                  $91,315
Working Capital                                                 $79,056                  $99,112
Cash Provided By Operating Activities                           $60,256                  $37,931
Cash Used In Investing Activities                               $71,077                  $53,325
Cash Provided By Financing Activities                           $11,677                  $15,799

         Cash and Short-Term Investments declined by $24.8 million during the nine months ended September 29, 1996 and were used to pay for the expansion of the Company's wafer fabrication facilities in Idaho. It is expected that Cash and Short-Term Investment levels will continue to decline during the next quarter as additional equipment is acquired for the new fab and new research facility.

         Accounts Receivable declined to $35.2 million from $40.3 million as at the end of October 1, 1995, even though sales for the first nine months of 1996 were 19.8% above the comparable period of 1995. This was reflected in an improved days sales outstanding for the third quarter ended September 29, 1996 of 50 days from 58 days reported in the corresponding period of 1995. Inventory levels increased to $36.2 million as work-in-process levels rose in conjunction with increased processing at the new wafer fabrication facility in Nampa, Idaho.

         The Company expects to make total capital additions of approximately $110 million in 1996. These expenditures will primarily be used for the design, construction and equipping of the Company's new wafer fabrication facility in Nampa, Idaho and for general corporate purposes. The expansion will provide increased production capacity and new research facilities as well.


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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Ko, et al. v. Zilog, Inc. was settled during the quarter.


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



Date:    November 11, 1996                     ZILOG, INC.

                                             /s/   Robert E. Collins
                                          ----------------------------
                                                   Robert E. Collins
                                                   Vice President and
                                                Chief Financial Officer