Form 10-K405
period 1996-12-31
ZILOG INC
filed 1997-03-31
CIK 319450

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD
                                  --------- TO
                                   ---------

                        COMMISSION FILE NUMBER: 0-18738

                                  ZILOG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                       13-3092996
      (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
   210 EAST HACIENDA AVENUE, CAMPBELL, CA                           95008
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       Registrant's telephone number, including area code: (408) 370-8000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         COMMON STOCK, NO PAR VALUE                        NEW YORK STOCK EXCHANGE
              (TITLE OF CLASS)                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                          Yes [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $342,587,578 as of February 21, 1997, based upon the closing sale price for the Registrant's common stock reported for such date on the New York Stock Exchange. Shares of common stock held by each officer and director and related entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At February 21, 1997, 20,150,466 shares of the Registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant is incorporating by reference into Parts II (Items 7 and 8) and IV (Item 14) of this Form 10-K certain portions of the Registrant's 1996 Annual Report to Shareholders.

     The Registrant is incorporating by reference into Part III (Items 10, 11 and 12) of this Form 10-K certain portions of the Registrant's definitive proxy statement dated April 4, 1997 with respect to the Registrant's 1997 Annual Meeting of Shareholders.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                           PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Consolidated Financial Data
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures

                                          PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    Private Securities Litigation Reform Act Safe Harbor Statement: When used in this Report, the words "estimate," "project," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Business -- Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Zilog is a registered trademark of Zilog, Inc.
Superintegration is a trademark of Zilog, Inc.
Pentium is a registered trademark of Intel Corporation
Motorola is a registered trademark of Motorola, Inc.

                                     PART I

ITEM 1.  BUSINESS

     EXECUTIVE SUMMARY

     Zilog designs, develops, manufactures and markets application specific standard integrated circuit products "ASSPs" for the datacommunications, consumer product controller and intelligent peripheral controller markets. ASSPs are very large scale integrated circuits which are designed for a particular market application rather than a single customer. The Company utilizes its proprietary Superintegration(TM) design technology to combine cores and cells from the Company's extensive library of proprietary, customer familiar microprocessor, microcontroller, digital signal processor, memory and logic circuits to meet the design, cost and time to market requirements of its customers.

     Zilog has selected the datacommunications, consumer product controller and intelligent peripheral controller markets because of its knowledge, experience, customer relationships and proprietary core and cell designs in these areas. Zilog's ASSPs address large markets. The Company works closely with industry leaders in its selected markets to design innovative products. Through its customer relationships, Zilog is better able to establish and maintain technological leadership, attract additional customers in the same market and create industry standards. The Company believes that it is well-positioned to take advantage of the trends in its target market areas, which include the networking of computers and peripherals, the increase in the complexity and sophistication of consumer electronic products and the migration of intelligence from the computer to its peripherals. The Company currently offers over more than 700 product line items, (independent of ROM codes) sold in a wide selection of package, speed grade and other options. The Company's customers include DSC Communication, General Instrument, Hewlett-Packard, Hitachi, Lucent, Microsoft, Motorola, Northern Telecom, NMB, Samsung, Seagate, Sony, Texas Instruments, VeriFone and Zenith. In two of the past three years, no single customer represented more than 8.5% of Zilog's net sales. During the period ending December 31, 1996, Lucent represented 12.8% of sales or approximately $38,000,000. The Company expects that in 1997 no one customer will represent more than 10% of sales.

     Zilog's strategy is to use its Superintegration library of proprietary core and cell designs, which are optimized for particular applications in the Company's target markets, to introduce new products on a timely basis. These cores and cells are compatible with one another in Zilog's standard manufacturing process. Zilog is therefore able to efficiently combine proven cores and cells to rapidly deliver new products to its customers. Because Zilog's core and cell library includes industry standard products, original equipment manufacturers ("OEMs") who have designed their systems using one or more of Zilog's products can be migrated to Superintegration solutions without loss of software compatibility. If an end-use application requirement is not satisfied by an existing Zilog product, the Superintegration design system permits Zilog to compose new integrated circuits by interconnecting fully characterized high transistor count cores and cells or by creating new cells, thereby increasing performance and improving reliability over prior solutions. The Company believes that the efficiency of its Superintegration design process, coupled with Zilog's strategy of learning the requirements of an application to create an industry standard product, will enable it to continue to develop significant new products. By establishing partnerships with technology leaders and important customers in the market, Zilog can often learn the technology of the application and differentiate its products from those of its competitors.

     Consistent with its strategy in its three target markets, Zilog introduced 40 and 40 and 48 major new products in 1994, 1995 and 1996 respectively. In 1996, the Company introduced 3 products for the datacommunications market, 37 products for the consumer product controller market and 8 products for the intelligent peripheral controller market.

     Unless the context otherwise requires, the terms "Zilog" and the "Company" are used throughout this Report to refer to both the Company and its subsidiaries. The Company's principal executive offices are located at 210 East Hacienda Avenue, Campbell, California 95008, and the Company's telephone number is (408) 370-8000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of uncertainties exist that may affect the Company's future operating results, including the following:

     Factors Affecting Operating Results

     The Company's business has been profitable for the past eight years. However, the Company's operating results are affected by a wide variety of factors which could adversely affect profitability. Historically, selling prices of the Company's products have decreased over their respective product lives and selling prices may decline in the future which could adversely affect the Company's operating results. In addition, the Company's operating results are subject to a number of variables which could have a material adverse effect on the Company, including but not limited to, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yields which affect the Company's gross margins, market acceptance of the Company's and customers' products, the level of orders which are received and can be shipped in a quarter, customer order patterns and seasonality, increases in freight costs and whether the Company's customers buy from a distributor or directly from the Company. The Company's future operating results will depend in part on economic conditions in the United States and the worldwide markets that it serves. The Company's delivery times lengthened throughout 1995. In 1996, delivery times returned to more normal levels. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery times. A prolonged failure of the Company to increase production capacity or obtain wafers from outside suppliers as needed could adversely affect the Company's operating results. During the fourth quarter of 1994, and throughout 1995, the Company experienced difficulty in obtaining requested capacity from its outside foundry suppliers. Should the Company be unable to obtain additional foundry capacity, the Company's ability to achieve continued revenue growth may be restricted. Shortage of product could also result in the loss of customers. During September 1995, the Company began commercial production from its new facility in Nampa, Idaho. Production from this facility increased in accordance with plan in 1996. Presently the Company has excess capacity. Certain of the Company's products are incorporated into disk drives, printers, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. A significant portion of the Company sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could adversely impact the Company's results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence On New Products And Technologies

     The Company's operating results will depend to a significant extent on its ability to continue to introduce new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, development of support tools and collateral literature that make complex new products easy for engineers to understand and use, and market acceptance of customers' end products. There can be no assurance that any new products will receive or maintain substantial market acceptance. The Company's future success is also dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's new 0.65 micron CMOS process. Manufacture of large complex die involves a significant technological risk. If the Company is not able to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes, its operating results will be adversely affected. See "Business -- Manufacturing."

     Production Yields And Need To Increase Capacity

     The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated production yields. The Company increased its production capacity in 1995 and 1996, and must successfully further increase capacity in 1997 to support anticipated sales volumes and maintain delivery times. The Company has used outside wafer foundries to supply a portion of its manufacturing needs, and the Company expects to continue to rely on one or more outside wafer foundries for a portion of its manufacturing needs. In the fourth quarter of 1994 and throughout 1995, the Company experienced difficulty in obtaining the capacity of wafers it requested from its outside foundry suppliers. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could result in an adverse effect on the Company's results of operations. The Company constructed and equipped a new wafer fabrication facility which commenced commercial production in September 1995. Production increased in accordance with plan in 1996. The failure of the Company to further increase production capacity, including through the successful and efficient ramping of its new facility or to obtain wafers from outside suppliers as needed, could adversely affect the Company's operating results. The Company also uses outside contract assemblers for packaging a portion of its production. Shortages in contract assembly capacity could adversely impact the Company's financial results. See "Manufacturing."

     New Wafer Fabrication Facility -- Additional Fixed Costs

     The Company completed the construction of a new wafer fabrication facility adjacent to its existing wafer production facilities in Nampa, Idaho in June 1995 and commercial production began in September 1995. The facility doubled the Company's wafer production capacity and significantly increased the Company's annual depreciation expense. Further capacity expansion is available in the new wafer fabrication facility. If the Company's sales do not increase commensurate with the increase in capacity, the Company's costs of sales as a percentage of sales will increase and the Company's results of operations would be adversely affected. In addition, the failure of the Company to achieve sufficient production yields in the new facility could adversely affect its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control, including but not limited to, success in designing and manufacturing new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitor's products and general economic conditions. See "Competition."

     Manufacturing Operations In The Philippines

     The Company's two primary assembly and test facilities, Zilog Philippines Inc. ("ZPI") and Zilog Electronics Philippines, Inc. ("ZEPI"), are located in Manila and Carmona, the Philippines. The Company has a significant capital investment at these two plants. The Company's reliance on personnel and assets located at ZPI and ZEPI and its maintenance of inventories at ZPI entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. The Company has not experienced any significant interruptions in its business operations in the Philippines to date. Political stability in the Philippines appears to have increased markedly during the past three years, but no assurances of continued stability can be given. Should such interruptions in business occur, Zilog has inventory in the United States to enable the Company to ship most products during a temporary interruption of service. For more lengthy losses of production or inability to export product from the Philippines, the Company has qualified contract assemblers in other locations in the Far East. Additionally, the Company has excess test capacity at its Nampa, Idaho manufacturing facility and its Campbell, California engineering facility. The Company believes that these contingency plans would allow continued supply of product for short term disruptions. Nonetheless, the Company's operations could be adversely affected, particularly if operations or air transportation from the Philippines are disrupted for a substantial period of time. See "Business -- Manufacturing."

     Intellectual Property Claims

     As is typical in the semiconductor industry, from time to time, the Company has been notified that it may be infringing certain patents and other intellectual property rights of others. The Company is currently engaged in discussions with two others. In the event the Company determines that such discussions may lead to meritorious claims, the Company may seek a license. Based on industry practice, the Company believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on the Company's operations. See "Patents and Licenses."

     The Semiconductor Industry

     The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. During 1995, the semiconductor industry in general, including the Company, experienced a period of increased demand. During 1996, the industry experienced a slowdown from the phenomenal growth that it had in 1995. The Company experienced this slowdown during the last two quarters of 1996. There is no assurance for how long this period will last. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy.

     Foreign Trade And Currency Exchange

     Approximately 56% of the Company's net sales in 1996 were to foreign customers. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers. Both manufacturing and sales of the Company's products may be adversely affected by political or economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries such as a change in the current tariff structures, export compliance laws or other trade policies could adversely affect the Company's ability to manufacture or to sell in foreign markets. In countries in which the Company is doing business, currency exchange fluctuations could adversely affect the Company's net sales or costs.

     Environmental Regulation

     The Company is subject to a variety of government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that it has all permits necessary to conduct its business, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities. See "Environmental."

     Dependence On Key Employees

     The Company's future success is heavily dependent upon its ability to hire and retain qualified technical and management personnel. The competition for such personnel is intense and their loss as employees or managers could have a material adverse effect on the Company.

     Possible Volatility Of Stock Price

     The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or other semiconductor companies' financial results, general conditions in the semiconductor industry and conditions in the financial markets could cause the price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

     The Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts could have a material adverse effect upon the Company's stock price.

     Ownership By Existing Shareholder

     As of February 21, 1997, Warburg, Pincus Capital Company, L.P. ("Warburg") owned approximately 27% of the outstanding shares of the Company's voting Common Stock. While Warburg does not have majority control of the Company, it is the largest shareholder and has significant influence with respect to election of directors and approval or disapproval of fundamental corporate decisions.

BACKGROUND

     The semiconductor logic market has three major sectors:

--------------------------------------------------------------------------------

                                   APPLICATION             CUSTOMER SPECIFIC
         STANDARD                   SPECIFIC                  INTEGRATED
      LOGIC PRODUCTS            STANDARD PRODUCTS              CIRCUITS
                                     (ASSPs)               (CUSICs or ASICs)

--------------------------------------------------------------------------------

     Standard logic products, such as the Intel Pentium and Motorola 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because these products target broad markets, they usually contain more functions than are actually required and therefore may not be cost effective for certain specific applications. In contrast, ASICs are typically designed to meet the particular requirements of, and are usually proprietary to, one specific customer. Because the volume requirements for ASICs are substantially smaller than those for standard logic products, manufacturers may have difficulty in recovering their development costs and in achieving manufacturing efficiencies.

     A third market segment has developed for integrated circuits which have a high degree of integration and are designed for a particular application, but are not proprietary to a single customer. These ASSP products typically address larger aggregate markets and generally have higher production volumes than ASICs. As a result, the development and manufacturing costs associated with ASSPs can be recovered over larger production volumes resulting in lower device prices to systems manufacturers. Examples of ASSP applications include modems, spread spectrum telephones, wireless communications, interactive television, multimedia applications, keyboards, pointing devices, facsimile machines and local area networks. Electronic systems designers, driven by competitive market forces, are seeking semiconductor products with more intelligence, functionality and control which can be used to reduce system costs and improve performance. These needs have resulted in a growing market opportunity for ASSP manufacturers.

     The diagram shown below represents the electronic functions which may exist as one or more integrated circuits in the implementation of a subsystem for almost any electronic product including those for datacommunications, computer peripheral controller or consumer product controller applications.

                                   [DIAGRAM]

     Electronic system manufacturers combine one or more of these elements to fit a specific application to satisfy the design requirement. The microprocessor or microcontroller provides the intelligence which controls the subsystem. The signal path logic provides functions specific to the end application. The signal path logic may be implemented in many applications by a class of integrated circuits known as a digital signal processor. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not included on the microcontroller, is usually a standard product and is used to store program instructions and data. Historically, these elements of system design have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created a market opportunity for semiconductor manufacturers to integrate some or all of these elements into a single ASSP chip or chip set. The Company believes that the ability to provide closer integration of the microprocessor and input/output function with the signal path logic will provide a competitive advantage in the ASSP market.

     The Company believes there are four primary factors that are required for an ASSP manufacturer to be competitive. First, the ASSP manufacturer must have an in-depth understanding of the technology of the OEM market application. The ASSP manufacturer's product is much more likely to be designed into the new OEM system if the ASSP provides significant performance and cost advantages over alternative solutions. By understanding the technology of the OEM application, the ASSP manufacturer is able to incorporate these advantages and win the business at the system design stage. Second, the ASSP manufacturer must possess the engineering expertise and manufacturing capability to meet the time to market demands of the designers of new OEM systems. Third, the ASSP supplier who offers "software compatible" solutions to the end market will have a distinct competitive advantage. The OEM's software investment frequently is larger than new product hardware costs. The OEM favors an ASSP manufacturer's product which preserves its software investment. Finally, the ASSP manufacturer must be a cost effective producer since the success of his customer's end products is frequently dependent upon achieving certain market price points.

MARKETS AND PRODUCTS

     The Company pursues a strategy of introducing new products to market specific applications in its three principal target markets, datacommunications, consumer product controllers and intelligent peripheral controllers. The Company believes these segments offer significant growth opportunities. During 1994, 1995 and 1996 Zilog introduced 40, 40 and 48 major new products, respectively. The Company's products are available in a wide variety of package types, speed grades and other options. Using the assistance of Zilog's technical sales specialists, who often have knowledge and experience in the customer's end-use application, customers can select the specific integrated circuit to fulfill the requirements of their application.

     Most of the Company's new products are created through the use of Zilog's Superintegration library of cores and cells. The Company's core library includes microprocessors and certain peripheral circuits which may be sold as stand-alone devices or combined in Superintegration products. The cell library includes logic and memory circuits which are usually combined in Superintegration products.

     If an end-use application requirement is not satisfied by an existing Zilog product, the Superintegration design system permits Zilog to compose new integrated circuits by interconnecting fully characterized high transistor count cores and cells or by designing new cells, thereby increasing performance and improving reliability. Using the latest industry standard design tools, Zilog can supply customers with integrated circuits that meet end product application needs in a timely and cost effective manner. The Company believes that the efficiency of its Superintegration design process, coupled with Zilog's strategy of learning the requirements of an application to create an industry standard product, will enable it to continue to develop significant new products.

     For the year ended December 31, 1996, the Z80182 product accounted for approximately 18 percent of the Company's gross revenues. The Company does not believe that any product will account for more than 10% of the Company's gross revenues in 1997.

     New Products Introduced In 1996

     Of the Company's 48 major new products introduced in 1996, three products were for the datacommunications market, 37 products were for the consumer product controller market and eight products were for the intelligent peripheral controller market. As is typical for new product introductions, full volume production for products introduced in 1996 is not expected to occur until subsequent years. As Zilog introduces new products, the Company also evaluates its existing product portfolio and eliminates those products that no longer meet the Company's criteria for price, volume or profitability.

     The Company's 48 new products introduced in 1996, included a series of DSP's, advanced digital television controllers, capable of implementing the V-chip technology, a series of infrared remote controllers, a series of advanced keyboard controllers and a series of new wireless processors.

     The following chart sets forth the new products introduced in 1996.
--------------------------------------------------------------------------------

                         1996 NEW PRODUCT INTRODUCTIONS
--------------------------------------------------------------------------------

                ZILOG PRODUCT                        PRODUCT DESCRIPTION
                -------------     ----------------------------------------------------------
                                             Datacommunications
                 Z89C25           DSP/Datacom
                 Z80182H          Datacom MPU
                 Z80382           Z80 16 Bit MPU
                                        Consumer Product Controllers
                 Z86393           DSP
                 Z86E66           Security Control
                 Z86133           Z8 MCU
                 Z86L08           Z8 MCU
                 Z89338           TV Controller
                 Z86L88           IR Remote Controller
                 Z86L89           IR Remote Controller
                 Z86160           Set Top Box Controller
                 Z86C71           IR Remote Controller
                 Z86C72           IR Remote Controller
                 Z86C73           IR Remote Controller
                 Z86C87           IR Remote Controller
                 Z86C84           Z8 MCU
                 Z89373           DSP
                 Z86C02           Z8 MCU
                 Z86E02           OTP
                 Z16027           Wireless
                 Z89423           DSP
                 Z89223           DSP
                 Z89273           DSP
                 Z86L04           Z8 MCU
                 Z86251           StarSight Database Processor
                 Z90210           TV Controller
                 Z87001           Wireless
                 Z86130           TV Controller
                 Z86131           TV Controller
                 Z89238           TV Controller
                 Z89155           DTAD Controller
                 Z87L10           Wireless
                 Z87L00           Wireless
                 Z86L02           Z8 MCU
                 Z86L43           Z8 MCU
                 Z90219           TV Ice Chip
                 Z98021           Wireless
                 Z86L87           IR Remote Controller
                 Z86743           OTP of Z86243
                 Z86E05           Z8
                                     Intelligent Peripheral Controllers
                 Z16017           PCMCIA Interface
                 Z86217           Keyboard Controller
                 Z16067           PCMCIA Interface
                 Z86K13           Keyboard Controller
                 Z86K14           Keyboard Controller
                 Z86K16           Keyboard Controller
                 Z86K17           Keyboard Controller

--------------------------------------------------------------------------------

Datacommunications

     The datacommunications market is growing in response to the need to connect computer systems at distant locations and to share peripherals such as printers and facsimile machines. By networking its computers and peripherals, it is possible to share information files, distribute computer loads more efficiently and facilitate communications between terminals, computers and peripherals, thereby maximizing the benefit from the organization's investment in its installed base of computer equipment.

     Zilog sells ASSP integrated circuits optimized for use in the following datacommunications applications: ethernet routers, bridges, data switches, modems, terminals, printers, workstations, local area networks and wide area networks.

Consumer Product Controllers

     The increase in the use of electronics in consumer products has created a significant market opportunity for application specific standard products. Sophisticated integrated circuits are increasingly found in consumer products such as spread spectrum cordless telephones, audiovisual equipment, automobiles, telephone answering machines and household appliances.

     Other consumer product controller applications that use the Company's ASSP integrated circuits are TV controllers, infrared remote controls, internet appliances, battery chargers, garage door openers, home security systems, cable TV systems, VCRs, and automotive controllers.

Intelligent Peripheral Controllers

     An important trend in the development of computer peripheral controllers is the addition of increased local "intelligence" and ease of user implementation such as plug and play and universal serial bus (USB) technology. Routine peripherals management causes interruption of the central processor which slows it in the performance of its basic tasks. Adding intelligence (local processing power) to the peripherals frees the central processor from peripherals micro-management and upgrades the performance of the system as a whole. Because a typical computer installation may have many peripherals, the cost of the peripherals' electronics may exceed that of the central computer. Accordingly, there is a continuous incentive to reduce peripherals' electronics costs by combining the multiple chips for the application into a single chip or chip set.

     The typical computer system may have up to six or seven peripherals which facilitate the human interface, provide memory functions, or service the communications link with other computers. The most common peripherals are the printer, keyboard, monitor, mouse, hard disk controller, floppy disk controller and modem. The facsimile machine is now becoming a computer adjunct and may soon be a familiar addition to the set. Zilog ASSP integrated circuits are found in each of these applications.

TECHNOLOGY

     Zilog utilizes its proprietary Superintegration design methodology to meet the tight time to market windows important to success in ASSP markets. The Company has developed an extensive library of proprietary cores and cells using industry standard design tools. Many cores and cells in the Zilog Superintegration library are individually "packed" to use silicon area efficiently. The cores and cells in the library are fully characterized and modeled in the Company's design software. Accordingly, the performance of the product formed by the interconnection of the separate elements is predictable. An important benefit of this methodology is that a cost-effective, production-ready ASSP product is generally created in a single design cycle without having to re-layout the design, a result which is often required with alternative design methods to meet manufacturing cost objectives. All of the cores and cells in Zilog's Superintegration library are produced by a subset of the Company's standard manufacturing process. The design rules employed ensure that the need to adjust the library is minimal as manufacturing technology advances to smaller dimensions.

     Zilog has three design centers with different specialties. The Campbell, California design center specializes in consumer product controllers while the Nampa, Idaho design center focuses primarily on memory cores and cells. The Austin, Texas design center concentrates its efforts mainly on DSP products and applications. While cross-fertilization occurs, by concentrating design efforts in these centers, engineers develop valuable expertise in their respective areas.

     The Company's design technology is fully integrated with its manufacturing technology. At the inception of a new design for Zilog's Superintegration library, engineering personnel write preliminary design specifications that highlight the characteristics of the new product. Before any actual design takes place, the process engineers specify manufacturing parameters within which the designers must remain to ensure that the resulting design can be fabricated as a subset of Zilog's existing master production process. Throughout the design and manufacturing phases, designers and process engineers continue to coordinate their efforts to make certain that maximum efficiencies in new products are achieved.

     Zilog has developed a proprietary test generation software package called the QTST(TM) ("Quick Turn Standard Test") test system which generates software for the Company's automatic test equipment. Additionally, the Company has developed a series of proprietary software packages known as electronic programmer's manuals ("EPM(TM)") that will automatically generate applications programs to support their respective ASSP products.

SALES AND MARKETING

     Zilog's direct marketing force consists of technical specialists and field applications engineers. The Company's technical specialists are based at corporate headquarters and focus exclusively on either datacommunications, consumer product controller or computer peripheral controller applications. Field application engineers are stationed in Zilog's sales offices around the world and work directly with local customers in close consultation with the technical specialists. Field application engineers typically develop technology expertise in the market segment which is most prominent in their geographic area.

     The Company sells its products through its direct sales force and through manufacturing representatives and distributors. The Company's worldwide sales headquarters is in Campbell, California. The Company has sales offices located in the metropolitan areas of Boston, Philadelphia, Atlanta, Austin, Minneapolis, Tampa, Cleveland, Chicago, Dallas, Boulder, Portland, Los Angeles, Orange County, San Diego, Toronto, Tokyo, Seoul, Hong Kong, Taipei, Singapore, Kuala Lumpur, Munich, London, Erfurt, Germany, Shenzhen, Beijing and Shanghai, Peoples Republic of China. These sales offices have a direct sales force who call on large accounts and manage the activities of the Company's 29 sales representative organizations. The Company frequently holds technical sales conferences and training sessions for its direct sales and sales representative personnel.

     The Company also markets and sells its products through four North American distributors and 31 international distributors. As is common in the semiconductor industry, the Company grants price protection and limited rights of return to distributors. Under this policy, distributors are granted a credit for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. The Company also grants distributors limited rights to return products. The Company maintains reserves against which these credits and returns are charged.

     In 1994, 1995 and 1996, sales to unaffiliated customers located outside of the United States aggregated approximately 56%, 57% and 56%, respectively, of net sales for these years. Total net sales to these international customers in each of these years were approximately $124.7 million, $150.4 million and $166.9 million, respectively.

     In 1996, the Company shipped to over 950 customers either directly or through distributors. The Company's products are sold to system manufacturers in the computer, communications, industrial control, consumer electronics, military and aerospace industries. During that time, no single customer represented more than 12.8% of Zilog's net sales and no distributor accounted for more than 8.5% of Zilog's net sales. The Company believes that its customer and geographic balance help it to reduce volatility in operating results.

BACKLOG

     As of December 31, 1994, 1995 and 1996, the Company's backlog was approximately $49 million, $110 million and $82 million, respectively. The Company includes in its backlog all credit approved purchase orders shippable within the next 12 months. Orders from distributors, which are recognized as revenues when the Company ships the product, are also included as backlog. The Company anticipates that approximately two-thirds of its backlog will be shipped within 90 days. Orders in backlog can be cancelled at the option of the purchaser and therefore should not be used as a measure of future revenues.

MANUFACTURING

     The Company owns a substantial portion of its manufacturing resources and believes this is an important part of its strategy. Direct control over wafer fabrication, assembly and test operations allows Zilog to provide customers with continuity of supply, to shorten the Company's design and production cycles, and to capture the manufacturing margin.

     The Company increased its production capacity in 1994, 1995 and 1996 and must successfully further increase capacity in 1997 to support anticipated sales volumes. The Company has used outside wafer foundries to supply a portion of its manufacturing needs, and the Company expects to continue to rely on one or more outside wafer foundries for a portion of its manufacturing needs. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which would result in an adverse effect on the Company's results of operations. During the fourth quarter of 1994 and throughout 1995, the Company experienced difficulty in obtaining requested capacity from its outside foundry suppliers. Should the Company be unable to obtain additional foundry capacity, the Company's ability to achieve continued revenue growth may be restricted. During September, 1995, the Company began commercial production from its new facility in Nampa, Idaho. Production from this facility increased in accordance with plans in 1996. The Company also uses the services of outside contract assemblers to package some of the Company's production. No assurance can be given that an adequate supply of qualified outside assembly services can be obtained in the future. Shortages in contract assembly capacity could adversely impact the Company's financial results. The Company's delivery times lengthened in late 1994 and 1995, but have shortened to more traditional levels in 1996. The Company believes an important competitive factor will be its ability to successfully increase production capacity to meet customer demand and to maintain traditional delivery times. A prolonged failure of the Company to further increase production capacity or obtain wafers from outside suppliers as needed could adversely affect the Company's operating results.

     Wafer fabrication and test facilities are located in Nampa, Idaho. High volume assembly and test operations are conducted in two facilities in Manila, the Philippines. Zilog manufactures its products in two buildings on its Idaho campus. These buildings contain fabrication modules equipped to produce NMOS products or CMOS products with sub-micron dimensions.

     Zilog employs the concept of "concurrent engineering." Designers and process engineers work side by side in the product definition and design stages to manufacture a new product that will yield a quantity of die close to entitlement when the design cycle and fabrication processes are completed.

     The Company's manufacturing operations are characterized by high utilization of its equipped facilities. The Idaho and Philippines plants operate 24 hours per day, seven days a week. Automated data collection and analysis systems are used to maintain efficient manufacturing line loading and to assure that the production mix is in accord with the sales order forecast. Skilled people are very important to high productivity in semiconductor manufacturing. The Company maintains an extensive personnel training and certification program in its plants and believes that this leads to lower turnover and higher worker involvement. All of Zilog's operations are managed through the use of statistical process control techniques.

     Manufacture of large complex die involves many technological risks. If the Company is not able to complete new product designs in time to meet market requirements and achieve volume production of the new products at acceptable yields using the new manufacturing processes, its operating results will be adversely affected.

     Manufacturing of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and performance of the personnel or equipment. No assurance can be given that the Company or its outside wafer foundries will not experience manufacturing yield problems in the future. Any such problems would adversely affect the Company's operating results.

     The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers and the Company is not dependent upon any single source of supply. The Company has not experienced any material difficulty in obtaining raw materials or equipment.

ENVIRONMENTAL

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act, and the Water Pollution Control Act. The Company believes it has also obtained all necessary environmental permits to conduct its business, which generally relate to the discharge of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities.

RESEARCH AND DEVELOPMENT

     The Company believes that the continued introduction of new ASSP products in its target markets and application support tools for these products are essential to its growth. In 1994, 1995 and 1996 Zilog introduced 40, 40 and 48 major new products, respectively. Differences in the complexity of new products may influence the number of new products introduced in any future year. Some of Zilog's research and development is conducted with third parties. The Company cannot guarantee that third party resources will always be available for such service. Zilog employs 132 people in research and development. Expenditures for research and development in 1994, 1995 and 1996 were approximately $23.0, $24.5 and $30.5 million, respectively, representing 10.3%, 9.3% and 10.2%, respectively, of net sales.

     The Company's future success is dependent in part upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's 0.65 micron CMOS process.

     Zilog acquires knowledge of the technology requirements of end-user applications through frequent contact between the customer and Zilog sales, marketing and engineering personnel. Utilizing Zilog's knowledge and experience in the relevant application, Zilog engineers design new cores and cells for the Superintegration library that will improve the Company's products. The Company strives to maintain an environment conducive to creativity and to maintain close communications between marketing, design and manufacturing specialists. Zilog's research and development efforts are also focused on improvements to manufacturing process technology.

PATENTS AND LICENSES

     Zilog has 75 U.S. Patents and 27 patent applications pending. The Company has also filed and received one patent outside of the United States. Zilog has 7 foreign patent applications pending. The Company has 76 U.S. mask work registrations on its products. Copyright registrations are held by the Company to protect proprietary software employed in over 100 of its products. Zilog owns more than 40 trademarks or servicemarks.

     The Company's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents, copyrights, mask work registrations and trademarks. Only a few of these intellectual property rights have been litigated. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. Accordingly, the Company is of the opinion that in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel will be extremely important in determining the Company's future technological success.

     Zilog has approximately 86 active licenses for product or technology exchange. The purpose of these licenses has, in general, been to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

     As is typical in the semiconductor industry, Zilog has from time to time received, and may in the future receive, communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights covering certain of the Company's products, technologies or information. The Company is currently engaged in discussions with two others, but historically, the Company has, at times, been in such discussions. The Company believes that it will be able to obtain licenses on reasonable terms from any such claimants should licenses from any or all of these parties prove necessary. Nevertheless, there can be no assurance that litigation or other administrative proceedings will not be commenced or accelerated with any such parties in the future, or that any necessary products, processes or technologies can be licensed upon commercially reasonable terms.

COMPETITION

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on elements both within and outside of its control, including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use and price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, customer success in their markets, product delivery times, product introductions by the Company's competitors and general economic conditions.

     The Company competes with its licensees on certain products. With respect to certain products the Company competes with other ASSP manufacturers which target the same specific market segment. However, no single competitor addresses exactly the same set of products as the Company.

     The principal competitive factors in the Company's markets include design and end-market applications expertise, product features and performance, including the ability to preserve the customers' software, price, time to market and manufacturing. Zilog believes its competitive strengths include its expertise in the technology of a broad range of applications in the datacommunications, consumer controller, and computer peripheral controller markets its design methodology which includes its Superintegration design system with its extensive library of customer familiar cores and cells, and its manufacturing facilities and capabilities.

EMPLOYEES

     As of December 31, 1996, the Company employed 1,601 full-time persons, including 1,243 in manufacturing, 133 in research and development, 165 in marketing and sales and 63 in finance and administration. Approximately one-half of the Company's employees work at the assembly and test facilities located in Manila, the Philippines. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's headquarters and research and development activities are located at 210 East Hacienda Avenue, Campbell, California, in an 80,000 square foot facility leased through 1997. The Company performs wafer fabrication at 77,000 square foot and 128,000 square foot buildings located on a 65 acre site in Nampa, Idaho. The Company owns these Idaho facilities.

     Assembly and test operations are performed at the Company's facilities in Manila, the Philippines which are 54,000 square feet and 34,000 square feet, respectively. The Company owns the larger facility which is on three acres of land leased through 2004 and leases the second Manila facility. This lease expires in July 1998, but has an option for the Company to renew for a term of five years. The Company has leased a 4,000 square foot engineering design center in Austin, Texas. This lease expires in March 1998. In addition, the Company has short-term leases for its sales offices located around the world in the United States, Canada, England, Germany, Korea, Japan, Hong Kong, Singapore, Malaysia, Taiwan and the Peoples Republic of China. The Company believes that its existing facilities are adequate to meet its requirements through 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company is participating in litigation arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company believes that it is unlikely that the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year covered by this report. The Company is submitting to its security holders at its annual meeting on May 21, 1997 proposals to elect directors, to confirm Ernst & Young, LLP as auditors for 1997 and to authorize the Board of Directors and Officers to change the state of incorporation of the Company from California to Delaware.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 17, 1995, the Company's Common Stock has traded on the New York Stock Exchange under the symbol "ZLG." Previously, the Company's Common Stock traded on the Nasdaq National Market under the symbol "ZLOG." The following table shows the high and low closing prices for the Common Stock of the Company for the periods indicated, as reported by the Nasdaq National Market and the New York Stock Exchange:


                                                                     HIGH       LOW
                                                                     -----     -----
                                                                     $         $

        Year Ended December 31, 1995:
          First Quarter............................................  37 3/4    28 1/4
          Second Quarter...........................................  49 5/8    34 5/8
          Third Quarter............................................  53 1/4    38 7/8
          Fourth Quarter...........................................  41 1/2    29 3/4

        Year Ended December 31, 1996:
          First Quarter............................................   38 7/8    30 1/8
          Second Quarter...........................................   39 3/4    24
          Third Quarter............................................   26 3/4    15 1/2
          Fourth Quarter...........................................   29 1/4    18 1/4

        Year Ended December 31, 1997:
          First Quarter (through March 7, 1997)....................   27 5/8    23 1/2

     As of December 31, 1996, there were approximately 1,142 shareholders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company's credit agreement prohibits the payment of dividends on its capital stock (other than dividends payable solely in the Company's stock) without the prior written consent of the bank. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales...................................  $145,666   $202,727   $223,316   $265,122   $298,425
Costs and expenses:
  Cost of sales.............................    76,492    105,727    111,288    135,066    175,319
  Research and development..................    16,257     20,833     23,048     24,546     30,548
  Selling, general and administrative.......    29,798     37,619     37,790     41,943     47,934
                                              --------   --------   --------   --------   --------
                                               122,547    164,179    172,126    201,555    253,801
                                              --------   --------   --------   --------   --------
Operating income............................    23,119     38,548     51,190     63,567     44,624
Other income (expense):
  Interest income, net......................     2,123      2,463      2,496      2,676      2,443
  Other, net, including license and royalty
     income and expense.....................      (107)       813        860       (360)      (911)
                                              --------   --------   --------   --------   --------
Income before income taxes..................    25,135     41,824     54,546     65,883     46,156
Provision for income taxes..................     9,340     15,057     19,637     23,418     16,155
                                              --------   --------   --------   --------   --------
Net income..................................  $ 15,795   $ 26,767   $ 34,909   $ 42,465   $ 30,001
                                              ========   ========   ========   ========   ========
Net income per share........................     $0.94      $1.43      $1.80      $2.09      $1.47
                                              ========   ========   ========   ========   ========
Number of shares used in computing per share
  amounts...................................    16,893     18,779     19,380     20,285     20,454
                                              ========   ========   ========   ========   ========

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 52,869   $ 88,131   $ 85,173   $102,761   $ 88,567
Total assets................................   148,404    212,470    286,691    353,430    401,066
Shareholders' equity........................   108,136    165,580    212,595    278,864    325,280

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 11 and 12 of the Company's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary information, included in the 1996 Annual Report to Shareholders from pages 13 through 24 is incorporated herein by reference:

                                                                               ANNUAL REPORT
                                                                                   PAGES
                                                                               -------------
        Report of Ernst & Young LLP, independent auditors......................    23
        Consolidated balance sheets............................................    14
        Consolidated statements of income......................................    13
        Consolidated statements of shareholders' equity........................    16
        Consolidated statements of cash flows..................................    15
        Notes to consolidated financial statements.............................   17-22
        Quarterly information (unaudited)......................................    24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors under the heading "Election of Directors" set forth in the 1997 Proxy Statement is incorporated herein by reference. The information on certain executive officers under the heading "Information About Certain of the Company's Executive Officers" set forth in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation In Compensation Decisions," "Summary Compensation Table," "Stock Option Grants In Last Fiscal Year Table" and "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" set forth in the 1997 Proxy Statement with respect to executive compensation is incorporated herein by reference except the Compensation Committee Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information under the heading "Principal Shareholders" set forth in the 1997 Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

        1.  Consolidated Financial Statements:*

                                                                                  ANNUAL REPORT
                                                                                      PAGES
                                                                                  -------------
        Report of Ernst & Young LLP, independent auditors.........................        23
        Consolidated balance sheets...............................................        14
        Consolidated statements of income.........................................        13
        Consolidated statements of shareholders' equity...........................        16
        Consolidated statements of cash flows.....................................        15
        Notes to consolidated financial statements................................     17-22
        Quarterly Information (unaudited).........................................        24

------------

* Incorporated herein by reference from the indicated pages of the 1996 Annual Report to Shareholders.

        2.  Financial Statement Schedules:

     The Financial Statement Schedule listed below is filed as part of this
Report:

                                                                                    FORM 10-K
                                                                                      PAGE
                                                                                  -------------
        Schedule II   Valuation and Qualifying Accounts...........................       S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

        3.  Exhibits:

     The exhibits listed under Item 14(c) are filed as part of this Report.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 1996.

  (c) Exhibits

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

  (d) Financial Statement Schedules

     See Item 14(a)(2)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

ZILOG, INC.

                                                            Date: March 27, 1997

By:      /s/  EDGAR A. SACK
            (Edgar A. Sack)
      (President, Chief Executive
         Officer and Director)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                               TITLE                     DATE
------------------------------------------  ------------------------------


                /s/  EDGAR A. SACK          President, Chief Executive           March 27, 1997
             (Edgar A. Sack)                  Officer and Director
                                              (Principal Executive
                                              Officer)

            /s/  THOMAS J. CONNORS          Director                             March 27, 1997
           (Thomas J. Connors)

           /s/  WILLIAM H. JANEWAY          Director                             March 27, 1997
           (William H. Janeway)

                /s/  HENRY KRESSEL          Director                             March 27, 1997
             (Henry Kressel)

              /s/  LARRY WANGBERG           Director                             March 27, 1997
             (Larry Wangberg)

              /s/  ROBERT M. WHITE          Director                             March 27, 1997
            (Robert M. White)

             /s/  ROBERT E. COLLINS         Vice President, Finance              March 27, 1997
           (Robert E. Collins)                (Principal Financial and
                                              Accounting Officer)

                                                                     SCHEDULE II

                                  ZILOG, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

================================================================================

                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO
                                             BEGINNING      COSTS AND                         BALANCE AT
                DESCRIPTION                  OF PERIOD       EXPENSES      DEDUCTIONS(1)     END OF PERIOD
----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful accounts............     $250           $154            $(154)            $ 250
                                             ========       ========       ==========        ==========

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts............     $250           $314            $(314)            $ 250
                                             ========       ========       ==========        ==========

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts............     $250           $107            $(107)            $ 250
                                             ========       ========       ==========        ==========

------------

(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                          DESCRIPTION
-----------
  3.1(i)    --  Amended and Restated Articles of Incorporation, as currently in effect
  3.3(i)    --  Bylaws, as currently in effect
  3.4(iv)   --  Certificate of Amendment of Articles of Incorporation, filed with the California
                Secretary of State on February 1, 1993
  4.1(i)    --  Common and Series A Preferred Stock Purchase Agreement, dated as of June 8,
                1989, among Zilog Acquisition Corporation (on behalf of the Company) and certain investors
  4.2(i)    --  Investor's Rights Agreement, dated as of June 8, 1989, among Zilog Acquisition
                Corporation (on behalf of the Company) and certain shareholders
 10.1(i)    --  Contract of Lease, dated March 22, 1979, between Zilog Phillippeans, Inc. and
                Fruehauf Electronics Phils Corporation
 10.2(i)    --  Industrial Lease Agreement, dated March 3, 1981, between M.J.H.M. Partnership II and ADDA Corporation, as assigned to Zilog on August 25, 1981, and addenda 1-5 thereto
 10.3(ii)   --  Form of Credit Agreement, dated as of December 31, 1991, among the Company and
                The First National Bank of Boston and First Interstate Bank of California and
                Revolving Notes thereunder
 10.4(i)    --  Stock Purchase Agreement, dated as of May 15, 1989, between Zilog Acquisition
                Corporation (on behalf of the Company) and Exxon Corporation
 10.5(i)    --  Form of Employee Stock Purchase and Shareholder Agreements, dated as of June 8,
                1989, between Zilog Acquisition Corporation and certain employees
 10.6(i)    --  1989 Zilog Employee Founders' Stock Purchase Plan Administrative Guide
*10.7(v)    --  1994 Long-Term Stock Incentive Plan
*10.8(i)    --  Form of Employee Performance Incentive Plan
 10.9       --  1997 Zilog Employee Performance Incentive Plan Administrative Guide and
                Executive Bonus Administrative Guide
 10.10(i)   --  Zilog, Inc. Management Administration Guide
*10.11(v)   --  Form of Zilog Employee Common Share Option Grant Agreement
*10.13      --  Employment Agreement, dated November 6, 1996, between Michael J. Bradshaw and the Company
*10.14      --  Employment Agreement, dated February 1, 1997, between Edgar A. Sack and the
                Company
*10.15      --  Employment Agreement, dated effective January 27, 1997 between Alan Secor and the Company
 10.16      --  Employment Agreement, dated effective November 6, 1996 between Richard L. Moore and the Company
 10.17      --  Employment Agreement, dated effective November 6, 1996 between J. James Magill and the Company
 10.18(iv)  --  First Amendment dated as of November 30, 1993 and Second Amendment dated as of
                February 28, 1994 to Credit Agreement, dated as of December 31, 1991, among the
                Company and The First National Bank of Boston and First Interstate Bank of
                California
 11.1       --  Statement regarding computation of earnings per share
 13.1       --  1996 Annual Report to Shareholders. Except for the portions expressly incorporated by reference, this Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K.
 21.1(v)    --  Subsidiaries of the Company
 23.1       --  Consent of Ernst & Young LLP, independent auditors
 27.1       --  Financial Data Schedule

------------

   * Denotes management contract or compensatory plan.

 (i) Incorporated by reference from Registration Statement on Form S-1 No. 33-36080.

 (ii) Incorporated by reference from Registration Statement on Form S-1 No. 33-45157.

(iii) Incorporated by reference from Registration Statement on Form S-3 No. 33-57108.

(iv) Incorporated by reference from Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1993.

 (v) Incorporated by reference from Exhibit 10.7, 10.11, 10.12, 10.13, 10.14,
     10.15 and 21.1, respectively, of the Company's Form 10-K for the year ended December 31, 1994.