Form 10-Q
period 1997-03-30
ZILOG INC
filed 1997-05-12
CIK 319450

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

 __X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 30, 1997.

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to ____________.

                        Commission File Number:  0-18738
                                                 -------

                                  ZILOG, INC.
                                  (Registrant)

               California                                13-3092996
     -------------------------------         -----------------------------------
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



 20,216,136 shares of Common Stock Issued and Outstanding as of April 27, 1997.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                  ZILOG, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (in thousands, except per share amounts)


                                                             Three Months Ended
                                                          ------------------------
                                                          March 30,      March 31,
                                                            1997           1996
                                                            ----           -----
Sales                                                     $ 70,136        $ 80,999

Costs and expenses:
  Cost of sales                                             44,028          42,941
  Research and development                                   6,632           7,587
  Selling, general and administrative                       12,052          12,037
                                                          --------        --------
                                                            62,712          62,565
                                                          --------        --------

Operating income                                             7,424          18,434

Other income (expense):
  Interest income                                              664             733
  Interest expense                                             (69)           (811)
  Other, net                                                  (880)           (368)
                                                          --------        --------

Income before income taxes                                   7,139          18,718

Provision for income taxes                                   2,356           6,645
                                                          --------        --------

Net income                                                $  4,783        $ 12,073
                                                          ========        --------

Net income per share                                         $0.23           $0.59
                                                             =====           =====

Number of shares used in computing per
share amounts                                               20,901          20,424
                                                           =======         =======


                            See accompanying notes.

                                  ZILOG, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             March 30,         December 31,
                                                                               1997                1996
                                                                               ----                ----
                                                                            (Unaudited)
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 11,596             $ 15,511
  Short-term investments                                                       56,937               53,412
  Accounts receivable, less allowance for doubtful
     accounts of $250 in 1997 and 1996                                         32,776               29,395
  Inventories                                                                  32,013               34,469
  Prepaid expenses, deferred income taxes and
     other current assets                                                      16.018               15,516
                                                                             --------             --------
          Total current assets                                                149,340              148,303

Property, plant and equipment, at cost                                        391,759              379,928
Less: accumulated depreciation and amortization                              (146,043)            (131,217)
                                                                             --------             ---------
   Net property, plant and equipment                                          245,716              248,711
Other assets                                                                    3,489                4,052
                                                                             --------             --------
                                                                             $398,545             $401,066
                                                                             ========             -=======

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 21,795             $ 28,786
  Accrued compensation and employee benefits                                   15,182               17,545
  Other accrued liabilities                                                     4,690                5,116
  Income taxes payable                                                         10,265                8,289
                                                                             --------             --------
          Total current liabilities                                            51,932               59,736

Deferred income taxes                                                          16,050               16,050

Shareholders' equity:
  Common Stock, no par value; 75,000,000 shares
    authorized; 20,159,646 shares issued and
    outstanding at March 30, 1997 (20,127,976 shares
    at December 31, 1996)                                                     162,242              161,800
 Retained earning                                                             168,158              163,375
 Net unrealized gain on securities                                                163                  105
                                                                             --------             --------
          Total shareholders' equity                                          330,563              325,280
                                                                             --------             --------
                                                                             $398,545             $401,066
                                                                             ========             ========

                            See accompanying notes.

                                  ZILOG, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                                                 Three  months ended
                                                                            -----------------------------
                                                                            March 30,           March 31,
                                                                               1997                1996
                                                                               ----                ----
Cash flows from operating activities:
 Net income                                                                  $  4,783            $ 12,073
  Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                                             15,150               9,990
     Loss from disposition of equipment                                             3                  95
  Changes in assets and liabilities:
     Accounts receivable                                                       (3,381)                614
     Inventories                                                                2,456              (5,106)
     Prepaid expenses, deferred income taxes and
       other assets                                                                26              (2,148)
     Accounts payable                                                          (6,991)                525
     Accrued compensation and employee benefits                                (2,363)             (2,674)
     Other accrued liabilities and income taxes payable                         1,550               5,585
                                                                             --------            --------
     Cash provided by operating activities                                     11,233              18,954

Cash flows from investing activities:
   Capital expenditures                                                       (11,991)            (38,535)
   Short-term investments:
     Purchases                                                                (10,755)             (5,964)
     Proceeds from sales                                                        7,156              17,958
     Proceeds from maturities                                                       -               3,523
                                                                             --------            --------
          Cash used for investing activities                                  (15,590)            (23,018)
                                                                             --------            --------
Cash flows from financing activities:
  Proceeds from issuance of stock                                                 442               3,386
                                                                             --------            --------

Decrease in cash and cash equivalents                                          (3,915)               (678)
Cash and cash equivalents at beginning of period                               15,511               7,784
                                                                             --------            --------

Cash and cash equivalents at end of period                                   $ 11,596            $  7,106
                                                                             ========            ========


                            See accompanying notes.

                                  ZILOG,  INC.

Notes To Consolidated Financial Statements (Unaudited)

1) Interim information is unaudited; however, in the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair statement of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Consolidated Balance Sheet at December 31, 1996 has been derived from audited financial statements at that date.

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):

                                                       March 30, 1997
                                   ------------------------------------------------------
                                                   Gross          Gross         Estimated
                                    Cost        Unrealized      Unrealized        Fair
                                                   Gains          Losses          Value
                                   ------------------------------------------------------
    Municipal Bonds                $54,695         $252            $  -          $54,947
    U.S. government  and
          agency securities          1,991            -              (1)           1,990
                                   ------------------------------------------------------
                                   $56,686         $252            $ (1)         $56,937
                                   ======================================================


    The gross realized gains and losses on sales have not been material for the quarters ended March 30, 1997 and March 31, 1996.

    The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):

                                                      March 30, 1997
                                                  ----------------------
                                                                Estimated
                                                   Cost           Fair
                                                                  Value
                                                  -------        -------
    Due in 1 year or less                         $33,227        $33,320
    Due after 1 year through 3 years               20,344         20,494
    Due after 3 years                               3,115          3,123
                                                  -------        -------
    Total debt securities                         $56,686        $56,937
                                                  =======        =======

3)  The components of inventories are as follows (in thousands):

                                         Mar. 30,       Dec. 31,
                                           1997           1996
                                           ----           ----
           Raw Materials                  $ 5,237        $ 5,385
           Work-in-process                 22,169         23,412
           Finished goods                   4,607          5,672
                                          -------        -------
                                          $32,013        $34,469
                                          =======        =======

4) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Basic EPS calculated in accordance with Statement No. 128 would be greater than net income per share for the first quarter ended March 30, 1997 and March 31, 1996 by $.01 and $.03 per share, respectively. Diluted earnings per share for these quarters is expected to approximate net income per share as reported.








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


Results of Operations

                                     First         First
                                    Quarter       Quarter       Change
                                     1997          1996
                                    -------       -------       -------
Sales                               $70,136       $80,999       (13.4%)
Operating Income                    $ 7,424       $18,434       (59.7%)
Net Income                          $ 4,783       $12,073       (60.4%)
Net Income Per Share                $  0.23       $  0.59       (61.0%)

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

         Sales decreased 13.4% for the first quarter of 1997 from the comparable quarter of 1996, primarily because of lower modem sales in the datacommunications market and declines in printer sales in the computer peripherals market. Revenue in the consumer market increased during the first quarter as a result of higher television and infrared (IR) remote sales.

         Overall unit volumes increased for the first quarter of 1997 compared to the same period of 1996. Volume growth, however, was offset by lower average selling prices resulting from a shift in the Company's product mix. During the first quarter of 1997, over-capacity in the industry led to price pressure and declines in the Company's average selling prices. The Company is uncertain for how long this trend may continue. Domestic sales accounted for 38.0% of revenues in 1997, representing a decrease of 32.3% in the first quarter compared to the same period of 1996. International sales were 62.0% of revenues in the first quarter of 1997, representing an increase of 4.5% from the comparable quarter of 1996. The fastest growing international areas are Hong Kong and Singapore.


                                     First         First
                                    Quarter       Quarter        Change
                                     1997          1996
                                    -------       -------        ------
Cost of Sales                       $44,028       $42,941         2.5%
Percentage of Sales                   62.8%         53.0%


         The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Cost of sales increased in the first quarter of 1997 as a percentage of sales to 62.8% from 53.0%. The increase in the percentage of cost of sales to sales in the first quarter of 1997 compared to the first quarter of 1996 was primarily attributable to a decrease in revenue, lower equipment utilization of the fabrication facility and added depreciation. The increase in the percentage of cost of sales was partially offset by lower foundry costs. Depreciation arising from the Company's fabrication facility are expected to increase through the first half of 1997. The financial impact of the additional depreciation will be, in part, determined by the volume of products produced and the overall efficiency of the fabrication facilities.


                                    First          First
                                   Quarter        Quarter         Change
                                     1997          1996
                                   -------        -------        --------
Research and Development            $6,632        $7,587         (12.6%)
Percentage of  Sales                  9.5%          9.4%

         Research and development expenditures decreased during the first quarter of 1997 in absolute dollars but increased as a percentage of sales when compared to the same period of 1996. The decrease in research and development dollars for the first quarter of 1997 resulted from the Company's exercising tight expense controls over outside consulting services and process engineering costs in the start up of its new fabrication facility.

         The Company introduced 12 new products during the quarter. Of these, 10 products were for the consumer market, one for the computer peripherals market and one for the datacommunications market.

         The Company plans to invest a major portion of its estimated $50 million capital expenditures budget for 1997 in a new research facility with the capability of designing to a .35 micron feature size in mixed signal processes. The Company believes that achieving commercial production of this process will be important to continued introduction of new products in its chosen markets. The Company remains committed to new product development and manufacturing process technology.


                                             First         First
                                            Quarter       Quarter       Change
                                             1997          1996
                                            -------       -------       ------
Selling, General & Administrative           $12,052       $12,037        0.1%
Percentage of Sales                          17.2%         14.9%



         Selling, general and administrative expenses remained essentially the same in absolute terms but increased as a percentage of sales. The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of 1997, as compared to the same period in 1996, is attributable to lower sales in 1997. Selling, general and administrative costs should increase in absolute terms but decrease as a percentage of sales during 1997 if sales grow as expected.


                                             First         First
                                            Quarter       Quarter       Change
                                              1997         1996
                                            -------       -------       --------
Other Income (Expense), net                  $(285)        $284         (200.4)%
Percentage of Sales                          (0.4)%        0.4%

         Other income (expense), net declined to $285,000 in expenses in the first quarter of 1997 from $284,000 of income for the same period in 1996. The primary reason for the decline was that the Company received lower royalty income during the first quarter of 1997 because a licensee withheld royalty payments while renegotiating an extension of its license agreement. The license agreement is currently being renegotiated and the Company expects that the royalty income will be paid for all royalties now owed during the second quarter of 1997. Royalty income is dependent on end user volume and can vary significantly from quarter to quarter.


Taxes

         The provision for income taxes was 33.0% for the first quarter of 1997 compared to 35.5% for the same period of 1996. The lower tax provision for 1997 is primarily attributable to a larger impact of tax exempt revenue and foreign income taxed at a lower than U.S. rate.


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

         The present increased activity in mergers and acquisitions in the electronics marketplace involves Zilog's customers. When such mergers and acquisitions occur, there may be some interruption in customer ordering patterns as inventories are rebalanced, or the historic Zilog revenue stream with the customer may change significantly as new ownership redirects marketing priorities.

         During 1996, Zilog introduced a total of 48 new products for its datacommunications, intelligent peripheral controller and consumer product lines. The success of these new products is dependent on a number of factors, including the Company's ability to continue to achieve design wins for these products and the Company's ability to manufacture the products in sufficient quantities to meet anticipated demand. New products may exhibit technological defects which may impede market acceptance if defects are not resolved promptly. The Company believes that a significant portion of its future revenues will come from these new products. Gross margins for new products are generally higher and are expected to somewhat offset price reductions in older products.

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

         During the first quarter of 1997, Zilog introduced 12 new products. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past year.

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

         As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated production yields. Operating results could be adversely affected if any problems occur that make it difficult to produce the quantities of commercial product that the Company anticipates producing in its Mod III facility and its new research and development fabrication line expected to begin operations in 1997. Such difficulties include but are not limited to: equipment being delivered later than or not performing as expected; process technology changes not operating as expected; engineers not operating equipment as expected; and other possible problems. The Company cannot at this time foresee with certainty any such problems, but such problems have occurred in the past in the start-up and ramp of production in new facilities. The Company is also experiencing certain inflationary pressures in labor and materials. Operating results could be affected if the Company is unable to pass these cost increases in labor, raw materials and capital equipment through to the Company's customers.

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

         Certain of the Company's products are incorporated into disk drives, printers, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. A significant portion of the Company's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are subject to volatile and rapid changes in customer preferences for electronics products that could adversely impact the Company's results.

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

Liquidity and Capital Resources

                                                     First         First
                                                    Quarter       Quarter
                                                     1997          1996
                                                    -------       -------
Cash, Cash Equivalents and
   Short-Term Investments                           $68,533       $65,059
Working Capital                                     $97,408       $89,177
Cash Provided By Operating Activities               $11,233       $18,954
Cash Used In Investing Activities                  ($15,590)     ($23,018)
Cash Provided By Financing Activities               $   442       $ 3,386

         Cash and Short-Term Investments increased to $68.5 million for the first quarter of 1997 from $65.1 million in the same period of 1996. Accounts receivables increased slightly to $32.8 million in the first quarter of 1997 from $29.4 million in the same quarter of 1996. Inventory levels decreased slightly to $32.0 million due to the Company carrying less raw materials, work-in-process and finished goods.

         The Company expects to make total capital additions of approximately $50 million in 1997. These expenditures will primarily be used for the design, construction and equipping of the Company's new wafer fabrication and research facility in Nampa, Idaho and other engineering capital expenditures. The expansion will provide increased production capacity and research facilities.

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

b)   Reports on Form 8-K:
         None

                                  ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 12, 1997                                 ZILOG, INC.


                                              /s/  Robert E. Collins
                                        ----------------------------------
                                                   Robert E. Collins
                                                  Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION
-------        -----------
 27            Financial Data Schedule