Form 10-Q
period 1997-06-29
ZILOG INC
filed 1997-08-11
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

 [X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the quarterly period ended June 29, 1997.

 [ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934. For the transition period from _____________ to_____________.

                         Commission File Number: 0-18738

                                   ZILOG, INC.
                                  (Registrant)


             Delaware                                  13-3092996
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

           210 East Hacienda Avenue, Campbell, California, 95008-6600
                    (Address of principal executive offices)

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


                             Yes  X     No
                                ------    ------




  20,234,226 Shares of Common Stock Issued and Outstanding as of July 27, 1997.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                  ZILOG, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (in thousands, except per share amounts)



                                                Three Months Ended               Six Months Ended
                                            -------------------------       -------------------------
                                             June 29,        June 30,        June 29,        June 30,
                                              1997             1996            1997            1996
                                            ---------       ---------       ---------       ---------
 Sales                                      $  71,258       $  85,459       $ 141,394       $ 166,458

 Costs and expenses:
   Cost of sales                               45,547          47,534          89,575          90,475
   Research and development                     8,119           7,412          14,751          14,999
   Selling, general and administrative         12,330          11,477          24,382          23,514
                                            ---------       ---------       ---------       ---------
                                               65,996          66,423         128,708         128,988
                                            ---------       ---------       ---------       ---------

 Operating income                               5,262          19,036          12,686          37,470

 Other income (expense):
   Interest income                                784             705           1,448           1,438
   Interest expense                               (69)            (82)           (138)           (163)
   Other, net                                     629            (726)           (251)         (1,094)
                                            ---------       ---------       ---------       ---------
 Income before income taxes                     6,606          18,933          13,745          37,651

 Provision for income taxes                     1,904           6,533           4,260          13,178
                                            ---------       ---------       ---------       ---------

 Net income                                 $   4,702       $  12,400       $   9,485       $  24,473
                                            =========       =========       =========       =========


 Net income per share                       $    0.23       $    0.60       $    0.46       $    1.19
                                            =========       =========       =========       =========

 Number of shares used in computing
 per share amounts                             20,416          20,662          20,658          20,523
                                            =========       =========       =========       =========




                            See accompanying notes.

                                  ZILOG, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           June 29,      December 31,
                                                            1997             1996
                                                          ---------       ---------
                                                          (Unaudited)
                                                                     ASSETS
 Current assets:
   Cash and cash equivalents                              $   7,776       $  15,511
   Short-term investments                                    69,034          53,412
   Accounts receivable, less allowance for doubtful
      accounts of $250 in 1997 and 1996                      36,817          29,395
   Inventories                                               29,695          34,469
   Prepaid expenses, deferred income taxes and
      other current assets                                   17,700          15,516
                                                          ---------       ---------
           Total current assets                             161,022         148,303

 Property, plant and equipment, at cost                     399,379         379,928
 Less: accumulated depreciation and amortization           (160,279)       (131,217)
                                                          ---------       ---------
   Net property, plant and equipment                        239,100         248,711
 Other assets                                                 2,890           4,052
                                                          ---------       ---------
                                                          $ 403,012       $ 401,066
                                                          =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                       $  18,117       $  28,786
   Accrued compensation and employee benefits                17,738          17,545
   Other accrued liabilities                                  3,821           5,116
   Income taxes payable                                      11,034           8,289
                                                          ---------       ---------
           Total current liabilities                         50,710          59,736

 Deferred income taxes                                       16,050          16,050

 Shareholders' equity:
  Common Stock, $.01 par value; 75,000,000 shares
   authorized; 20,229,412 shares issued and
   outstanding at June 29, 1997 (20,127,976 shares
   at December 31, 1996)                                        202             201
  Additional paid-in capital                                163,098         161,599
  Retained earnings                                         172,860         163,375
  Net unrealized gain on securities                              92             105
                                                          ---------       ---------
           Total shareholders' equity                       336,252         325,280
                                                          ---------       ---------

                                                          $ 403,012       $ 401,066
                                                          =========       =========

                            See accompanying notes.

                                  ZILOG, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                                  Six Months Ended
                                                              -----------------------
                                                              June 29,        June 30,
                                                                1997           1996
                                                              --------       --------
 Cash flows from operating activities:
  Net income                                                  $  9,485       $ 24,473
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                             31,151         21,093
      Loss from disposition of equipment                            24             96
   Changes in assets and liabilities:
      Accounts receivable                                       (7,422)         1,450
      Inventories                                                4,774         (5,940)
      Prepaid expenses, deferred income taxes and
        other assets                                            (1,032)        (1,813)
      Accounts payable                                         (10,669)         3,426
      Accrued compensation and employee benefits                   193           (139)
      Other accrued liabilities and income taxes payable         1,450          2,250
                                                              --------       --------

      Cash provided by operating activities                     27,954         44,896
                                                              --------       --------

 Cash flows from investing activities:
    Capital expenditures                                       (21,230)       (75,161)
    Short-term investments:
      Purchases                                                (46,553)       (17,552)
      Proceeds from sales                                       19,261         31,141
      Proceeds from maturities                                  11,333         12,592
                                                              --------       --------

           Cash used for investing activities                  (37,189)       (48,980)
                                                              --------       --------

 Cash flows from financing activities:
   Proceeds from issuance of stock                               1,500         11,101
                                                              --------       --------

 Increase (decrease) in cash and cash equivalents               (7,735)         7,017
 Cash and cash equivalents at beginning of period               15,511          7,784
                                                              --------       --------

 Cash and cash equivalents at end of period                   $  7,776       $ 14,801
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

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):

                                                        June 29, 1997
                              -----------------------------------------------------------------------------
                                                  Gross                   Gross                  Estimated
                              Cost              Unrealized               Unrealized                 Fair
                                                   Gains                   Losses                  Value
                              -----------------------------------------------------------------------------
Municipal Bonds               $68,902               $140                     $(8)                   $69,034
                              =============================================================================



The gross realized gains and losses on sales have not been material for the three and six month periods ended June 29, 1997 and June 30, 1996.

The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):


                                                              June 29, 1997
                                                        ----------------------------
                                                                         Estimated
                                                          Cost             Fair
                                                                           Value
                                                        -------          -------
 Due in 1 year or less                                  $48,109          $48,165
 Due after 1 year through 3 years                        19,293           19,370
 Due after 3 years                                        1,500            1,499
                                                        -------          -------
 Total debt securities                                  $68,902          $69,034
                                                        =======          =======

3)  The components of inventories are as follows (in thousands):

                                                     June 29,           December 31,
                                                       1997                1996
                                                     -------             -------
    Raw Materials                                    $ 4,834             $ 5,385
    Work-in-process                                   20,746              23,412
    Finished goods                                     4,115               5,672
                                                     -------             -------
                                                     $29,695             $34,469
                                                     =======             =======



4) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Basic EPS calculated in accordance with Statement No. 128 would be the same net income per share for the second quarter ended June 29, 1997 and greater net income per share for the second quarter ended June 30, 1996 by $0.02 per share. For the six months ended June 29, 1997 and June 30, 1996, net income per share would be greater by $.01 and $.05 per share, respectively. Diluted earnings per share for the periods reported approximates net income per share as reported.

5) The Company changed the state of incorporation from California to Delaware in May of 1997. As a result of that change, no par Common Stock became $.01 par Common Stock under the State of Delaware Corporation laws. As of December 31, 1996, the Balance Sheet has been retroactively adjusted to reflect the $.01 par value.

6) On July 21, 1997, the Company announced that it would be purchased by TPG Partners II, L.P. for $25 per share, subject to the satisfaction of certain conditions prior to closing. The transaction is being accounted for as a recapitalization, which would result in TPG owning 90% of the voting shares. For further information, see "Proposed Merger with Texas Pacific Group" at page 10.

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


RESULTS OF OPERATIONS

                                Three Months Ended           Six Months Ended
                              ----------------------      ----------------------
                              June 29,      June 30,       June 29,     June 30,
                                1997          1996          1997          1996
                              --------      --------      --------      --------
 Sales                        $ 71,258      $ 85,459      $141,394      $166,458
 Operating Income             $  5,262      $ 19,036      $ 12,686      $ 37,470
 Net Income                   $  4,702      $ 12,400      $  9,485      $ 24,473
 Net Income Per Share         $   0.23      $   0.60      $   0.46      $   1.19



Sales

         The Company's quarterly operating results have and will vary because of a number of factors, including the timing and success of new product introductions, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Quarter- to-quarter sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and distributors, the customer's decision to buy from a distributor or directly from the Company can affect Zilog's quarterly sales and profitability. See "Factors That May Affect Future Results" for a discussion of additional considerations which may affect the Company's future operating results.

         Sales decreased 16.6% for the second quarter of 1997 from the comparable quarter of 1996, and decreased 15.1% for the first half of 1997 compared to the same period of 1996. During the quarter, sales decreased primarily because of lower modem sales in the datacommunications market. Overall unit volume has increased in the second quarter of 1997 when compared to the same quarter of 1996. However, volume growth was offset by lower average selling prices. The Company currently anticipates that revenues for the three months ended September 28, 1997 will not exceed the revenues generated during the three months ended June 29, 1997.

         During the second quarter of 1997, over-capacity in the industry led to price pressure on many of the Company's product lines. The Company is uncertain for how long this trend may continue. Domestic sales accounted for 39.0% of revenues in the second quarter of 1997, representing a decrease from the second quarter of 1996 when domestic sales accounted for 47.6% of revenues. The fastest growing international area is Hong Kong.


                                Three Months Ended              Six Months Ended
                            -------------------------       -------------------------
                             June 29,       June 30,        June 29,        June 30,
                               1997           1996            1997             1996
                            ---------       ---------       ---------       ---------
 Cost of Sales              $  45,547       $  47,534       $  89,575       $  90,475
 Percentage of Sales             63.9%           55.6%           63.4%           54.4%


         The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Cost of sales increased as a percentage of sales in the second quarter of 1997 to 63.9% from 55.6% in the same quarter of 1996. For the six months ending June 29, 1997, cost of sales increased to 63.4% from 54.4% compared with the same period of 1996. The increase in the percentage of cost of sales to sales for both the second quarter of 1997 and for the year to date was attributable to additional depreciation expenses, lower average selling prices and a shift in product mix.


                                    Three Months Ended             Six Months Ended
                                 -----------------------       -------------------------
                                  June 29,       June 30,       June 29,        June 30,
                                   1997           1996           1997            1996
                                 --------       --------       ---------       ---------
 Research and Development        $  8,119       $  7,412       $  14,751       $  14,999
 Percentage of Sales                 11.4%           8.7%           10.4%            9.0%


         Research and development expenditures increased during the second quarter of 1997 in absolute dollars and as a percentage of sales when compared to the same period of 1996. The increase in research and development dollars for the second quarter of 1997 is primarily attributable to an increase in costs for outside consulting services associated with new product development.

         The Company introduced nine new products during the quarter. Of these, six products were for the consumer market and three for the datacommunications market.

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


                                                 Three Months Ended              Six Months Ended
                                            -------------------------       -------------------------
                                             June 29,         June 30,       June 29,        June 30,
                                              1997             1996            1997           1996
                                            ---------       ---------       ---------       ---------
Selling, General and Administrative         $  12,330       $  11,477       $  24,382       $  23,514
Percentage of Sales                              17.3%           13.4%           17.2%           14.1%


         Selling, general and administrative expenses increased in dollars and as a percentage of sales during the second quarter of 1997 when compared to the same period of the prior year. The increase in the dollar amount of selling, general and administrative expenses during the quarter is essentially due to recruiting and sales-related expenses. The increase in selling, general and administrative expenses as a percentage of sales in the second quarter of 1997, as compared to the same period of 1996, is attributable to lower sales in 1997.


                                   Three Months Ended            Six Months Ended
                                 ---------------------        ---------------------
                                  June 29,     June 30,       June 29,       June 30
                                   1997          1996           1997          1996
                                 --------       ------        --------       ------
Other Income (Expense), net      $  1,344       $ (103)       $  1,059       $  181
Percentage of Sales, net              1.9%        (0.1%)           0.7%         0.1%


         Other income net increased to $1,344 in income in the second quarter of 1997 from $103 of expenses for the same period in 1996. The primary reason for the increase was that the Company received royalty income for two quarters during the second quarter of 1997 because a licensee withheld royalty payments during the first quarter of 1997 while renegotiating an extension of a license agreement. The agreement was successfully renegotiated during the second quarter of 1997 and resulted in a royalty payment for two quarters. Royalty income is dependent on end user volume and can vary significantly from quarter to quarter.

Taxes

         The provision for income taxes was 31.0% for the six months ended June 29, 1997 compared to 35.0% for the same period of 1996. The lower tax provision for 1997 is primarily attributable to a larger impact of tax exempt revenue and foreign income taxed at a lower than U.S. rate.


Proposed Merger with Texas Pacific Group

         On July 21, 1997, the Company announced that it signed an Agreement and Plan of Merger with TPG Partners II, L.P. Pursuant to that Agreement, TPG will purchase approximately 93.3% interest in Zilog for $25.00 per share. The remaining shares will be retained by existing shareholders of the Company to permit the transaction to be afforded recapitalization accounting treatment. Warburg, Pincus Capital Co. L.P. and related affiliates ("Warburg") have committed to elect to retain up to 400,000 shares, ensuring that all shareholders who do not elect to retain stock in the Company will receive $25.00 in cash for their shares.

         Following the merger, TPG will own approximately 90% of Zilog's voting common stock and the shares to be retained will represent the remaining 10% of the voting shares. In addition, TPG will own non-voting common stock that will increase its overall economic interest in Zilog to approximately 93.3%. The shares to be retained will have an economic interest of approximately 6.7%. It is not expected that Zilog will have publicly listed shares following the merger.

         The Board of Directors of Zilog has approved the merger agreement. The merger, which is subject to completion of the contemplated financing, requires Zilog shareholder and regulatory approvals and is expected to be consummated early in the fourth quarter of 1997. Warburg has agreed to vote its shares, which represent approximately 27% of Zilog's current shares outstanding, in favor of the merger. The Company has filed a Merger Agreement as an Exhibit to its Form 8-K filed with the Securities and Exchange Commission on July 22, 1997.


Factors That May Affect Future Results

         A number of uncertainties exist that may affect the Company's future operating results, including efffects of the announcement of the planned merger, uncertain political and general economic conditions, market acceptance of the Company's new products, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yield that affect the Company's gross margins, and numerous competitive factors.

         The present increased activity in mergers and acquisitions in the electronics marketplace involves Zilog and Zilog's customers. When such mergers and acquisitions occur at Zilog's customers, there may be some interruption in customer ordering patterns as inventories are rebalanced, or the historic Zilog revenue stream with the customer may change significantly as new ownership redirects marketing priorities.

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

         During the second quarter of 1997, Zilog introduced 9 new products. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past year.

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


Liquidity and Capital Resources

                                                            Six months ended
                                                        ------------------------
                                                        June 29,        June 30,
                                                          1997            1996
                                                        --------        --------
 Cash, Cash Equivalents and
    Short-Term Investments                              $ 76,810        $ 61,957
 Working Capital                                        $110,312        $ 83,828
 Cash Provided By Operating Activities                  $ 27,954        $ 44,896
 Cash Used In Investing Activities                      $ 37,189        $ 48,980
 Cash Provided By Financing Activities                  $  1,500        $ 11,101


         Cash and Short-Term Investments increased to $76,810 for the second quarter of 1997 from $61,957 in the same period of 1996. Accounts receivables decreased to $36,817 in the second quarter of 1997 from $41,611 in the same quarter of 1996. Inventory levels decreased to $29,695 from $34,092 due to the Company carrying less raw materials, work-in-process and finished goods as a result of the lower sales level.

         The Company expects to make total capital additions of approximately $50 million in 1997. These expenditures will primarily be used for the design, construction and equipping of the Company's new wafer fabrication and research facility in Nampa, Idaho and other engineering capital expenditures. The expansion will provide increased production capacity and research facilities.

           To the extent that the proposed merger with TPG is not consummated, the Company believes its current cash, cash equivalents and short-term investment balances, together with funds expected to be generated from operations, will provide adequate cash to fund the Company's anticipated liquidity needs for at least the next twelve months. The Company may also use bank borrowings and capital leases, depending on the terms available. The Company's cash requirements in the future may also be financed by a combination of additional equity or debt financing.

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 21, 1997 at 3:00 PM, the Annual Meeting of Zilog, Inc. ("Company") was held at 210 East Hacienda Avenue, Campbell, CA. There were present or represented at the meeting 18,551,055 shares of Common Stock. The Common Stock Shareholders elected Edgar A. Sack, Thomas J. Connors, William H. Janeway, Henry Kressel, Robert M. White and Larry W. Wangberg to the Company's Board of Directors. The vote was as follows: Dr. Sack: For 18,414,792, Withheld 136,263; Mr. Connors: For 18,413,278, Withheld 137,777; Mr. Janeway:
For 18,416,196, Withheld 134,859; Dr. Kressel:  For 18,415,246, Withheld
135,809; Dr. White: For 18,415,116; Withheld 135,939; Mr. Wangberg: For 18,414,766, Withheld 136,289. The selection of Ernst & Young, LLP as the Company's auditors for the fiscal year ending December 31, 1997 was ratified:
18,487,745 shares were voted to confirm Ernst & Young, LLP; 35,162 voted Against, 28,148 abstained and there were no broker non-votes. The Common Stock Shareholders approved the proposal to change the state of incorporation of the Company from California to Delaware. The vote was as follows: For 11,481,902; Against 4,730,164; Abstained 42,993; Broker Non-Vote 2,295,996. No other business was transacted at the Annual Meeting and there have not been any other submissions of matters to a vote of the security holders.

Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:
         Exhibit 27 Financial Data Schedule

b)   Reports on Form 8-K:

         On May 22, 1997, the Company submitted a Form 8-K, Item 5, regarding the change of its domicile from the State of California to the State of Delaware.

         On July 21, 1997, the Company submitted a Form 8-K with the Agreement and Plan of Merger between TPG Partners II, L.P. and Zilog, Inc. dated as of July 20, 1997.

                                   ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   August 12, 1997                         ZILOG, INC.


                                             /s/  ROBERT E. COLLINS
                                           -----------------------------------
                                           Robert E. Collins
                                           Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                 Exhibits
------                 --------

27                  Financial Data Schedule