Form 10-Q
period 1997-09-28
ZILOG INC
filed 1997-11-12
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 28, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

                         Commission File Number: 0-18738

                                   ZILOG, INC.
                                  (Registrant)

           Delaware                                    13-3092996
--------------------------------            ---------------------------------
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

                              Yes [X]  No [ ]

20,290,767 Shares of Common Stock Issued and Outstanding as of October 26, 1997.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




                                    ZILOG, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share amounts)


                                             Three Months Ended            Nine Months Ended
                                          ------------------------      ------------------------
                                           Sep. 28,       Sep. 29,       Sep. 28,      Sep. 29,
                                            1997           1996            1997         1996
                                          ---------      ---------      ---------      ---------
Sales                                     $  60,824      $  63,803      $ 202,218      $ 230,261

Costs and expenses:
  Cost of sales                              40,486         41,178        130,061        131,653
  Research and development                    7,554          7,360         22,305         22,359
  Selling, general and administrative        11,372         12,838         35,754         36,352
                                          ---------      ---------      ---------      ---------
                                             59,412         61,376        188,120        190,364
                                          ---------      ---------      ---------      ---------

Operating income                              1,412          2,427         14,098         39,897

Other income (expense):
  Interest income                               515            611          1,963          2,049
  Interest expense                              (68)           (56)          (206)          (219)
  Other, net                                    158           (157)           (93)        (1,251)
                                          ---------      ---------      ---------      ---------
Income before income taxes                    2,017          2,825         15,762         40,476

Provision for income taxes                     --              989          4,260         14,167
                                          ---------      ---------      ---------      ---------

Net income                                $   2,017      $   1,836      $  11,502      $  26,309
                                          =========      =========      =========      =========


Net income per share                      $    0.10      $    0.09      $    0.55      $    1.29
                                          =========      =========      =========      =========

Number of shares used in
computing  per share amounts                 20,899         20,254         20,739         20,434
                                          =========      =========      =========      =========


                             See accompanying notes.

                                   ZILOG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    September 28,     December 31,
                                                        1997             1996
                                                    -------------     ------------
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                            $  22,507      $  15,511
  Short-term investments                                  70,948         53,412
  Accounts receivable, less allowance for doubtful
     accounts of $250 in 1997 and  1996                   35,476         29,395

  Inventories                                             32,115         34,469
  Prepaid expenses, deferred income taxes and
     other current assets                                 17,306         15,516
                                                       ---------      ---------
          Total current assets                           178,352        148,303

Property, plant and equipment, at cost                   405,764        379,928
Less: accumulated depreciation and amortization         (175,499)      (131,217)
                                                       ---------      ---------
   Net property, plant and equipment                     230,265        248,711
Other assets                                               2,100          4,052
                                                       ---------      ---------
                                                       $ 410,717      $ 401,066
                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  22,625      $  28,786
  Accrued compensation and employee benefits              17,946         17,545
  Other accrued liabilities                                4,745          5,116
  Income taxes payable                                    10,695          8,289
                                                       ---------      ---------
          Total current liabilities                       56,011         59,736

Deferred income taxes                                     16,050         16,050

Shareholders' equity:
  Common Stock, $.01 par value; 75,000,000
    shares authorized; 20,253,189 shares
    issued and outstanding at September 28,
    1997 (20,127,976 shares at December 31, 1996)            203            201
 Additional paid-in capital                              163,491        161,599
 Retained earnings                                       174,877        163,375
 Net unrealized gain on securities                            85            105
                                                       ---------      ---------
          Total shareholders' equity                     338,656        325,280
                                                       ---------      ---------

                                                       $ 410,717      $ 401,066
                                                       =========      =========


                             See accompanying notes.

                                   ZILOG, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)


                                                               Nine Months Ended
                                                            ------------------------
                                                           September 28, September 29,
                                                              1997           1996
                                                            ---------      ---------
Cash flows from operating activities:
 Net income                                                 $  11,502      $  26,309
  Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization                             47,381         33,977
     Loss from disposition of equipment                            28             97
  Changes in assets and liabilities:
     Accounts receivable                                       (6,081)         7,907
     Inventories                                                2,354         (7,998)
     Prepaid expenses, deferred income taxes and
       other assets                                              (329)         2,322
     Accounts payable                                          (6,161)        (6,068)
     Accrued compensation and employee benefits                   401            269
     Other accrued liabilities and income taxes payable         2,035          3,441
                                                            ---------      ---------

          Cash provided by operating activities                51,130         60,256
                                                            ---------      ---------

Cash flows from investing activities:
 Capital expenditures                                         (28,507)       (96,257)
 Short-term investments:
     Purchases                                               (157,534)       (41,357)
     Proceeds from sales                                       63,039         36,442
     Proceeds from maturities                                  76,974         30,095
                                                            ---------      ---------

          Cash used for investing activities                  (46,028)       (71,077)
                                                            ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of stock                               1,894         11,677
                                                            ---------      ---------

Increase in cash and cash equivalents                           6,996            856
Cash and cash equivalents at beginning of period               15,511          7,784
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $  22,507      $   8,640
                                                            =========      =========


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

2) The following is a summary of total securities, which are all held as available-for-sale (in thousands):


                                        September 28, 1997
                          -------------------------------------------------
                                         Gross         Gross      Estimated
                           Cost        Unrealized   Unrealized      Fair
                                         Gains        Losses        Value
                          --------     --------      --------      --------
U.S. Government and
    Agency Securities     $  9,948     $   --        $     (1)     $  9,947
Municipal Bonds             60,877          139           (15)       61,001
                          --------     --------      --------      --------
                          $ 70,825     $    139      $    (16)     $ 70,948
                          ========     ========      ========      ========


The gross realized gains and losses on sales have not been material for the three and nine month periods ended September 28, 1997 and September 29, 1996.

The amortized cost and estimated fair value of marketable debt securities are shown below (in thousands):


                                      September 28, 1997
                                     --------------------
                                                Estimated
                                     Cost         Fair
                                                  Value
                                     -------     -------
Due in 1 year or less                $57,587     $57,689
Due after 1 year through 3 years       5,538       5,559
Due after 3 years                      7,700       7,700
                                     -------     -------
Total debt securities                $70,825     $70,948
                                     =======     =======

3)         The components of inventories are as follows (in thousands):


                 September 28, December 31,
                     1997         1996
                    -------     -------
Raw Materials       $ 4,929     $ 5,385
Work-in-process      22,197      23,412
Finished goods        4,989       5,672
                    -------     -------
                    $32,115     $34,469
                    =======     =======


4) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Basic EPS calculated in accordance with Statement No. 128 would be the same net income per share for the third quarter ended September 28, 1997 and for the third quarter ended September 29, 1996. For the nine months ended September 28, 1997 and September 29, 1996, net income per share would be greater by $.02 and $.04 per share, respectively. Diluted earnings per share for the periods reported approximates net income per share as reported.














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


RESULTS OF OPERATIONS


                          Three Months Ended         Nine Months Ended
                         ---------------------     ---------------------
                         Sep. 28,     Sep. 29,     Sep. 28,     Sep. 29,
                           1997         1996         1997         1996
                         --------     --------     --------     --------
Sales                    $ 60,824     $ 63,803     $202,218     $230,261
Operating Income         $  1,412     $  2,427     $ 14,098     $ 39,897
Net Income               $  2,017     $  1,836     $ 11,502     $ 26,309
Net Income Per Share     $   0.10     $   0.09     $   0.55     $   1.29



Sales

           The Company's quarterly operating results have and will vary because of a number of factors, including the timing and success of new product introductions, changes in product mix, volume, timing and shipment of orders, fluctuations in manufacturing productivity, overcapacity in the industry and effects on pricing. Quarter-to-quarter sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and distributors, the customer's decision to buy from a distributor or directly from the Company can affect Zilog's quarterly sales and profitability. See "Factors That May Affect Future Results" for a discussion of additional considerations which may affect the Company's future operating results.

           Sales decreased 4.7% for the third quarter of 1997 from the comparable quarter of 1996, and decreased 12.2% for the nine month period ended September 28, 1997 compared to the same period of 1996. When compared to the third quarter of 1996, sales decreased primarily because of lower television controller sales in the consumer division. Overall unit volume has increased in the third quarter of 1997 when compared to the same quarter of 1996. However, unit volume growth was offset by lower average selling prices. The Company currently anticipates that revenues for the three months ended December 31, 1997 will be comparable to those generated during the three months ended September 28, 1997.

           During the third quarter of 1997, over-capacity in the industry continued to exert price pressure on many of the Company's product lines. The Company is uncertain for how long this trend may continue. Domestic sales accounted for 44.9% of revenues in the third quarter of 1997, representing an increase from the third quarter of 1996 when domestic sales accounted for 37.7% of revenues.


                             Three Months Ended             Nine Months Ended
                          ------------------------      --------------------------
                           Sep. 28,       Sep. 29,       Sep. 28,        Sep.29,
                             1997          1996           1997            1996
                          ---------      ---------      ----------      ----------
Cost of Sales             $  40,486      $  41,178      $  130,061      $  131,653
Percentage of Sales           66.6%          64.5%           64.3%           57.2%


           The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Cost of sales increased as a percentage of sales in the third quarter of 1997 to 66.6% from 64.5% in the same quarter of 1996. For the nine months ending September 28, 1997, cost of sales increased to 64.3% from 57.2% compared with the same period of 1996. The increase in the percentage of cost of sales to sales for both the third quarter of 1997 and for the year to date was attributable to additional depreciation expenses, lower average selling prices and a shift in product mix.


                                 Three Months Ended           Nine Months Ended
                               ----------------------      ------------------------
                               Sep. 28,      Sep. 29,      Sep. 28,        Sep. 29,
                                 1997          1996          1997           1996
                               --------      --------      ---------      ---------
Research and Development       $  7,554      $  7,360      $  22,305      $  22,359
Percentage of Sales               12.4%         11.5%          11.0%           9.7%


           Research and development expenditures increased during the third quarter of 1997 in absolute dollars and as a percentage of sales when compared to the same period of 1996. The increase in research and development dollars for the third quarter of 1997 is primarily attributable to an increase in costs for outside consulting services associated with new product development.

           The Company introduced 12 new products during the quarter. Of these, eight products were for the consumer market, one product for the datacommunications market and three products for the computer peripherals market.

           The Company's estimated $50 million capital expenditures budget for 1997 includes investment in a new research facility with the capability of designing to a .35 micron feature size in mixed signal processes. The Company believes that achieving commercial production of this process will be important to continued introduction of new products in its chosen markets. The Company remains committed to new product development and manufacturing process technology.


                                            Three Months Ended             Nine Months Ended
                                          ------------------------      ------------------------
                                           Sep. 28,      Sep. 29,       Sep. 28,       Sep. 29,
                                            1997           1996           1997           1996
                                          ---------      ---------      ---------      ---------
Selling, General and Administrative       $  11,372      $  12,838      $  35,754      $  36,352
Percentage of Sales                           18.7%          20.1%          17.7%          15.8%


        Selling, general and administrative expenses decreased in absolute dollars and as a percentage of sales during the third quarter of 1997 when compared to the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales and in absolute dollars for the quarter is essentially due to higher third quarter 1996 costs associated with a litigation settlement.


                                           Three Months Ended          Nine Months Ended
                                         -----------------------      ---------------------
                                         Sep. 28,       Sep. 29,      Sep. 28,     Sep. 29,
                                           1997           1996          1997         1996
                                         --------       --------      --------     --------
Other Income (Expense), net                $605           $398         $1,664        $579
Percentage of Sales, net                   1.0%           0.6%           0.8%        0.3%


           Other income (expense), net increased to $605 of income in the third quarter of 1997 from $398 of income for the same period of 1996. The primary reason for the increase was due to foreign currency translation gains and higher interest income and earnings on higher levels of short-term investments.


Taxes

           The provision for income taxes was 0% and 27.0% for the three and nine months ended September 30, 1997, respectively, compared to 35.0% for the same periods of 1996. The lower tax provisions for 1997 are primarily attributable to a larger impact of tax exempt interest income, foreign earnings taxed at lower than the U.S. tax rate and the reinstatement of the federal research and development tax credit on reduced pre-tax earnings. The third quarter of 1997 was impacted by a cumulative adjustment to record the revised lower estimated tax rate of 27% for the year. In addition, during the third quarter of 1997, the President signed new legislation into law retroactively reinstating the research and development credit for 1997, the impact of which was recorded in the quarter ended September 30, 1997.


Proposed Merger with Texas Pacific Group

           On July 21, 1997, the Company announced that it signed an Agreement and Plan of Merger with TPG Partners II, L.P. ("TPG"). The Agreement provides that, TPG will acquire substantially all of the common stock, par value $0.01 per share (the "Common Stock") of Zilog. Under the terms of the Agreement, the owner of each outstanding share of Common Stock can elect either to receive $25.00 in cash or to retain shares of Common Stock. This election to retain shares of Common Stock is subject to proration so that upon consummation of the merger, 400,000 shares of Common Stock will be retained by existing stockholders, and the balance of such shares will be exchanged for cash.

           As a result of the merger, TPG will own approximately 90% of Zilog's voting common stock and the shares to be retained will represent the remaining 10% of the voting shares. In addition, TPG will own non-voting common stock that will increase its overall economic interest in Zilog to approximately 93.3%. The shares to be retained will have an economic interest of approximately 6.7%. It is not expected that Zilog will have publicly listed shares following the merger.

           The merger, which is subject to completion of the contemplated financing and other conditions, requires Zilog shareholder and regulatory approvals. The Agreement provides that Warburg must vote its shares, which represent approximately 27% of Zilog's current shares outstanding, in favor of the merger. The Company has filed a Merger Agreement as an Exhibit to its Form 8-K filed with the Securities and Exchange Commission on July 22, 1997.


Year 2000 Expenditures

           The Company currently projects that it will spend $1.8 million in total during 1998 and 1999 to replace old computer systems and applications programming. These replacements would have been done anyway during this time period, but this expenditure is expected to resolve all of the so-called "year 2000" computer problems at the Company.


Factors That May Affect Future Results

           A number of uncertainties exist that may affect the Company's future operating results, including effects of the announcement of the planned merger, uncertain political and general economic conditions, market acceptance of the Company's new products, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yield that affect the Company's gross margins, and numerous competitive factors.

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

           During the third quarter of 1997, Zilog introduced 12 new products. There can be no assurance that any new products will receive or maintain substantial market acceptance, nor can there be assurance that the Company will continue to introduce new products at a similar pace to that established over the past year.

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

           As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated production yields. Operating results could be adversely affected if any problems occur that make it difficult to produce the anticipated quantities of commercial product. The Company is also experiencing certain inflationary pressures in labor and materials. Operating results could be affected if the Company is unable to pass these cost increases in labor, raw materials and capital equipment through to the Company's customers.

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


Liquidity and Capital Resources


                                           Nine Months Ended
                                          ---------------------
                                          Sep. 28,     Sep. 29,
                                            1997         1996
                                          --------     --------
Cash, Cash Equivalents and
   Short-Term Investments                 $ 93,455     $ 56,842
Working Capital                           $122,341     $ 79,056
Cash Provided By Operating Activities     $ 51,130     $ 60,256
Cash Used In Investing Activities         $ 46,028     $ 71,077
Cash Provided By Financing Activities     $  1,894     $ 11,677


           Cash and Short-Term Investments increased to $93,455 for the third quarter of 1997 from $56,842 in the same period of 1996. Accounts receivables increased slightly to $35,476 in the third quarter of 1997 from $35,154 in the same quarter of 1996. Inventory levels decreased to $32,115 from $36,150 due to the Company carrying less raw materials, work-in-process and finished goods.

           The Company expects to make total capital additions in the range of $40-$45 million in 1997. These expenditures will primarily be used for the design, construction and equipping of the Company's wafer fabrication and research facility in Nampa, Idaho and other engineering capital expenditures. The expansion will provide increased production capacity and research facilities.

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

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

a)   The following exhibit is filed herewith:
        Exhibit 27 Financial Data Schedule

b)   Reports on Form 8-K:

           On July 21, 1997, the Company submitted a Current Report on Form 8-K to the Securities and Exchange Commission regarding the Company's proposed merger along with the Agreement and Plan of Merger between TPG Partners II, L.P. and Zilog, Inc. dated as of July 20, 1997 as an exhibit thereto.

                                   ZILOG, INC.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 12, 1997                      ZILOG, INC.


                                           /s/  Robert E. Collins
                                        -------------------------------
                                              Robert E. Collins
                                              Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                       Description
-----------                       ----------
   27                Financial Data Schedule