Form 10-Q
period 1998-07-05
ZILOG INC
filed 1998-08-19
CIK 319450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934. For the quarterly period ended July 5, 1998.

         Transition report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934. For the transition period from _____________ to _____________.

                       Commission File Number: 001-13748
                                               ---------

                                   ZILOG, INC.
                                  (Registrant)

          Delaware                                       13-3092996
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              910 East Hamilton Avenue, Campbell, California, 95008
              -----------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 558-8500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes           No    X
                                 -------      -------

As of July 31, 1998, there were 14,999,368 shares of the Company's Voting Common Stock, $.01 par value and 5,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                   ZILOG, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)


                                                      Three Months Ended              Six Months Ended
                                                    -----------------------       ------------------------
                                                    July 5,        June 29,       July 5,         June 29,
                                                     1998            1997          1998             1997
                                                     ----            ----         -----             ----

Sales                                               $48,568        $71,258        $98,107         $141,394

Costs and expenses:
  Cost of sales                                      40,874         45,547         81,641           89,575
  Research and development                            6,916          8,119         15,020           14,751
  Selling, general and administrative                12,911         12,330         26,852           24,382
  Recapitalization expenses                          12,383             --         25,687               --
                                                   --------         ------       --------          -------
                                                     73,084         65,996        149,200          128,708

Operating income (loss)                             (24,516)         5,262        (51,093)          12,686

Other income (expense):
  Interest income                                       761            784          1,920            1,448
  Interest expense                                   (7,052)           (69)       (10,030)            (138)
  Other, net                                           (163)           629           (251)            (251)
                                                   --------         ------       --------          -------
Income (loss) before income taxes                   (30,970)         6,606        (59,454)          13,745


Provision (benefit) for income taxes                 (2,157)         1,904        (10,702)           4,260
                                                   --------         ------       --------          -------
Net income (loss)                                   (28,813)         4,702        (48,752)           9,485
                                                   --------         ------       --------          -------
Other comprehensive loss,
   net of tax                                            --            (71)           (93)             (13)
                                                   --------         ------       --------          -------
Comprehensive income (loss)                        ($28,813)        $4,631       ($48,845)          $9,472
                                                   ========         ======       ========          =======


                             See accompanying notes.

                                   ZILOG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                  July 5,        December 31,
                                                                                   1998             1997
                                                                                   ----             ----
                                                                                (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $  54,646          $92,184
  Short-term investments                                                               --           14,127
  Accounts receivable, less allowance for doubtful
     accounts of $366 in 1998 and $250 in 1997                                     28,213           31,633
  Inventories                                                                      31,190           32,968
  Prepaid expenses, deferred income taxes and
     other current assets                                                          21,281           19,769
                                                                                 --------         --------
          Total current assets                                                    135,330          190,681

Property, plant and equipment, at cost                                            429,286          415,458
Less: accumulated depreciation and amortization                                  (223,430)        (191,881)
                                                                                 --------         --------
   Net property, plant and equipment                                              205,856          223,577
Other assets                                                                       10,864            1,381
                                                                                 --------         --------
                                                                                 $352,050         $415,639
                                                                                 ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                               $ 20,429          $24,733
  Accrued compensation and employee benefits                                       29,346           18,284
  Other accrued liabilities                                                        14,885            5,287
  Income taxes payable                                                                 --           10,783
                                                                                 --------         --------
          Total current liabilities                                                64,660           59,087

Notes Payable                                                                     280,000               --

Deferred income taxes                                                              16,070           16,070
Shareholders' equity (deficiency):
  Preferred Stock, $100.00 par value; 5,000,000 shares authorized;
   1,500,000 shares designated as Series A Cumulative Preferred Stock;
   250,000 shares of Series A Cumulative Preferred Stock issued and outstanding at July 5, 1998; aggregate liquidation preference $25,291
   ($0.01 par value; 190,000 shares authorized; no shares  issued and
   outstanding at  December 31, 1997)                                              25,000               --
  Common Stock, $0.01 par value; 35,000,00 shares authorized; 14,999,368 shares issued and outstanding at July 5, 1998. Class A  Non-voting
   Common Stock, $0.01 par value; 15,000,000 shares authorized; 5,000,000 shares issued and outstanding at July 5, 1998 ($0.01 par value;
   75,000,000 shares authorized; 20,333,741 shares issued and outstanding
   at December 31, 1997)                                                              200              203
 Additional paid-in capital                                                            --          164,950
 Retained earnings (deficit)                                                      (33,880)         175,236
 Net unrealized gain on securities                                                     --               93
                                                                                 --------         --------
          Total shareholders' equity (deficiency)                                  (8,680)         340,482
                                                                                 --------         --------
                                                                                 $352,050         $415,639
                                                                                 ========         ========

                             See accompanying notes.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                                                      Six Months Ended
                                                                                 -------------------------
                                                                                  July 5,         June 29,
                                                                                   1998             1997
                                                                                   ----             ----
Cash flows from operating activities:
Net income (loss)                                                                ($48,752)          $9,485
  Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                                 32,118           31,151
     Loss from disposition of equipment                                                 7               24
  Changes in assets and liabilities:
     Accounts receivable                                                            3,420           (7,422)
     Inventories                                                                    1,778            4,774
     Prepaid expenses, deferred income taxes and
       other assets                                                                (1,783)          (1,032)
     Accounts payable                                                              (4,304)         (10,669)
     Accrued compensation and employee benefits                                   11, 062              193
     Other accrued liabilities and income taxes payable                            (2,315)           1,450
                                                                                 --------         --------
           Cash provided (used) by operating activities                            (8,769)          27,954
                                                                                 --------         --------
Cash flows from investing activities:
   Capital expenditures                                                           (13,912)         (21,230)
   Short-term investments:
     Purchases                                                                         --          (46,553)
     Proceeds from sales                                                           14,127           19,261
     Proceeds from maturities                                                          --           11,333
                                                                                 --------         --------
          Cash provided (used) by investing activities                                215         ( 37,189)
                                                                                 --------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                              208            1,500
  Purchase of outstanding shares                                                 (399,475)              --
  Merger costs charged to retained earnings                                       (17,421)              --
  Net proceeds from issuance of notes                                             270,204               --
  Investment by Texas Pacific Group                                               117,500               --
                                                                                 --------         --------
           Cash provided (used) by financing activities                          ( 28,984)           1,500
                                                                                 --------         --------
Decrease in cash and cash equivalents                                             (37,538)          (7,735)
Cash and cash equivalents at beginning of period                                   92,184           15,511
                                                                                 --------         --------
Cash and cash equivalents at end of period                                        $54,646           $7,776
                                                                                 ========         ========

                             See accompanying notes.

                                   ZILOG, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Interim information is unaudited; however, in the opinion of ZiLOG
     Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's Form 8-K filed on February 11, 1998. The Consolidated Balance Sheet at December 31, 1997 has been derived from audited financial statements at that date.

2)   The components of inventories are as follows (in thousands):


                                         July 5,        December 31,
                                          1998             1997
                                          ----             ----
     Raw  materials                      $ 4,187          $ 4,171
     Work-in-process                      22,586           23,543
     Finished goods                        4,417            5,254
                                         -------          -------
                                         $31,190          $32,968
                                         =======          =======

3) Pursuant to the Agreement and Plan of Merger by and among TPG Partners II, L.P. ("TPG II"), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended (the "Merger Agreement"), Merger Sub merged with and into ZiLOG on February 27, 1998 and ZiLOG continues as the surviving corporation (the "Merger"). The Merger was accounted for as a recapitalization (the "Recapitalization") which resulted in TGP Partners, II, L.P. owning 90 percent of the voting shares and the pre-Merger shareholders owning 10 percent of the voting shares.

     Approximately $434.3 million was used to complete the Merger and consisted of the following: (i) $399.5 million for the purchase of the pre-Merger outstanding common stock; (ii) $4.2 million for the cancellation of existing stock options; and (iii) an estimated $30.6 million in fees and expenses.

     The cash funding requirements for the Merger were satisfied through the following: (i) an equity investment by TPG II and certain other investors of $117.5 million; (ii) use of approximately $36.8 million of ZiLOG's cash and cash equivalents; and (iii) $280 million of gross proceeds from the sale of senior secured notes through a private placement. As a result of the Merger (on a post-split basis), the Company, as of July 5, 1998, had 250,000 shares of Series A Cumulative Preferred Stock, 14,999,368 shares of Common Stock and 5,000,000 shares of Class A Non-Voting Common Stock issued and outstanding.

     Upon consummation of the Merger, ZiLOG obtained a five-year revolving credit facility, under which up to $25 million may be borrowed, secured by certain inventories and accounts receivable. Interest on the revolving credit facility is calculated, at the option of the Company, at either of the following rates: (i) as the sum of the Adjusted Eurodollar rate plus an Applicable Margin of 2 1/2 percent in effect during the time of the applicable Interest Period selected by the Company; or (ii) a Base Rate (the higher of the bank's annual rate of interest as announced at the time of the borrowing or a rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) plus an Applicable Margin of 1 1/2 percent). There were no borrowings on the revolving credit facility as of July 5, 1998.

     The Company has issued $280 million 9 1/2 % Senior Secured Notes (the "Notes"), which mature on February 27, 2005. Interest is payable to note holders semi-annually on the first of March and September. Expenses associated with the offering of approximately $9.8 million are deferred. Such expenses are being amortized to interest expense over the term of the notes.

     Recapitalization expenses,consisting of charges directly related to the change in control and repositioning of the Company as a result of the Merger, are as follows (in thousands of dollars):


                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                         July 5, 1998         July 5, 1998
                                         ------------         ------------
Executive severance pay and
  new executive bonuses                     $7,452               $9,813
Stock option buyout                             --                4,195
Bridge loan fees                                --                3,360
Employee retention bonus                     4,000                7,333
Consultants, other                             931                  986
                                           -------              -------
                                           $12,383              $25,687
                                           =======              =======


PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including the significant considerations and risks discussed in this Form 10-Q; the results of the Company's Recapitalization; execution of the Company's new business strategy and cost reduction programs; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; competitive actions by other companies; changes in the mix of products or customers or in the level of operating expenses; the ability of the Company to generate cash and service debt; and other factors, many of which are beyond the control of ZiLOG and its subsidiaries. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the reuslts or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof.

During the second half of 1997 and the first half of 1998, ZiLOG experienced a decline in revenue and profit as the semiconductor industry also incurred an overall decline. Similar to other semiconductor companies, the Company is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes in manufacturing processes; increased use of subcontractor or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, ZiLOG is considering realignment of capital expenditures consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful or result in increased efficiency or profitability.

The following tables present unaudited results. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts shown below to state fairly the selected quarterly information when read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter or the full fiscal year. All tabular information is provided in thousands, except percentages.

RESULTS OF OPERATIONS


                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                      July 5,     June 29,        July 5,     June 29,
                                       1998         1997           1998         1997
                                       ----         ----           ----         ----
Sales                                 $48,568     $71,258       $ 98,107      $141,394
Operating Income (Loss)              ($24,516)    $ 5,262       ($51,093)     $ 12,686
Net Income (Loss)                    ($28,813)    $ 4,702       ($48,752)     $  9,485


Sales

         The Company's quarterly operating results have and will vary because of a number of factors, including the timing and success of new product introductions, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Quarter-to-quarter sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and distributors, the customer's decision to buy from a distributor or directly from the Company can affect ZiLOG's quarterly sales and profitability. See "Factors That May Affect Future Results" for a discussion of additional considerations which may affect the Company's future operating results.

         Sales for the second quarter of 1998 decreased 31.8% from the comparable quarter of 1997, and decreased 30.6% for the first half of 1998 when compared to the similar period of 1997. The decline in sales was primarily attributable to a decrease in the sale of products in the Company's communications group as a result of lower volumes and prices, particularly in the modem product line, and weaker distribution sales as distributors reduced inventory levels. The modem volume decline was affected by the loss of a significant design position with a data communications equipment manufacturer. This customer placed no orders in the first half of 1998 and ZiLOG does not anticipate receiving future orders.

         Domestic and international sales in the second quarter of 1998 were 51.1% and 48.9%, respectively, compared to 49.2% and 50.8%, respectively, in the second quarter of 1997. While recent economic events in Asia have not significantly affected the Company, the Company has significant international revenues which can be affected by such events in the future.

         Although ZiLOG believes it has developed a business strategy that will improve its operating performance, it is anticipated that revenue and EBITDA will decline significantly in 1998 as compared to prior years while this strategy is being implemented.



                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                      July 5,     June 29,        July 5,     June 29,
                                       1998         1997           1998         1997
                                       ----         ----           ----         ----

Cost of Sales                        $40,874      $45,547         $81,641      $89,575
Percentage of Sales                    84.2%        63.9%           83.2%        63.4%


         The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. The increase in percentage of cost of sales to sales for both the second quarter of 1998 and for the year to date was attributable to lower revenue and under utilization of the front end manufacturing capacity.


                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                      July 5,     June 29,        July 5,     June 29,
                                       1998         1997           1998         1997
                                       ----         ----           ----         ----

Research and Development             $ 6,916      $8,119          $15,020      $14,751
Percentage of Sales                    14.2%       11.4%            15.3%        10.4%


         When compared to the similar period of 1997, research and development expenditures decreased during the second quarter of 1998 in absolute dollars, but increased as a percentage of sales due to lower sales volume. The decrease in research and development dollars for the second quarter of 1998 was primarily attributable to fewer projects and a decrease in the use of outside consultants as the Company refocussed its activities.



                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                      July 5,     June 29,        July 5,     June 29,
                                       1998         1997           1998         1997
                                       ----         ----           ----         ----

Selling, General and Administrative  $12,911      $12,330        $26,852       $24,382
Percentage of Sales                    26.6%        17.3%          27.4%         17.2%


         Selling, general and administrative expenses increased slightly in dollars during the second quarter of 1998 when compared to the similar period of the prior year. The increase in the dollar amount of selling, general and administrative expenses during the quarter is essentially due to recruitment costs associated with the hiring of the new management team. In connection with the hiring of the new management team the Company incurred increased costs in the form of outside recruiting fees, sign-on bonuses and higher on-going salaries. The increase in selling, general and administrative expenses as a percentage of sales for the six month period ended July 5, 1998, as compared to the similar period of 1997, was essentially due to a worldwide sales conference in the first quarter of 1998, recruitment expenses related to the hiring of the new management team during the second quarter ended July 5, 1998, and lower sales when compared to the three and six month periods ended June 29, 1997.


Merger Related Items (Recapitalization Related Expenses)

         As a result of the Merger, the Company recorded recapitalization expenses related to the change in control and repositioning of ZiLOG in the amount of $12,383 during the second quarter of 1998 and $25,687 for the first half of the year. These charges consisted primarily of executive severance relating to the management team in place prior to the Recapitalization, employee stock option buy-outs, retention bonus accruals for existing employees, new executive bonuses, bridge loan fees and outside consultants. The Company expects to incur additional expense accruals for employee retention and executive bonuses and outside consultant fees during the second half of 1998.



                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------
                                      July 5,     June 29,        July 5,     June 29,
                                       1998         1997           1998         1997
                                       ----         ----           ----         ----

Other Income (Expense), net          ($6,454)      $1,344        ($8,361)      $1,059
Percentage of Sales, net              (13.3%)        1.9%          (8.5%)        0.7%


         Other income (expense), net, increased to $6,454 in expense in the second quarter of 1998 from $1,344 of income for the similar period in 1997. The primary reason for the increase was interest expense on the Notes, which exceeded royalty income. The Company will incur approximately $26.6 million in interest expense annually on the Notes.


Taxes

         The estimated annual benefit for income taxes was 7% and 18% for the three and six months ended July 5, 1998, respectively, compared to tax provisions for income taxes of 29% and 31% for the similar periods of 1997. The 1998 rate reflects the estimated benefit of refundable taxes related to the Company's overall loss position and realization of deferred tax assets based on the reversal of taxable temporary differences, offset by foreign taxes. The second quarter of 1998 was impacted by a cumulative adjustment to record the revised lower estimated tax rate of 18% for the year. A valuation allowance was set up in 1998 for approximately $14.0 million related to net operating loss carryforwards based on management's assessment of future taxable income over the next two to three years.

EBITDA

         EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation expenses and recapitalization expenses. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures presented by other companies, depending on the non-cash charges included.

         For the second quarter ended July 5, 1998 the Company recorded EBITDA of $3.5 million as compared to $21.7 million for the year-ago period. ZiLOG had EBITDA of $6.0 million for the first half of 1998 compared to $43.3 million for the first half of 1997. The primary reason for the decrease in EBITDA from 1997 to 1998 was lower sales.


Liquidity and Capital Resources

                                                        Six Months Ended
                                                        ----------------
                                                      July 5,      June 29,
                                                       1998         1997
                                                    ---------     ---------
Cash, Cash Equivalents and
   Short-Term Investments                           $ 54,646      $ 76,810
Working Capital                                     $ 70,670      $110,312
Cash Provided (Used) By Operating Activities        $ (8,769)     $ 27,954
Cash Provided (Used) By Investing Activities        $    215      $(37,189)
Cash Provided (Used) By Financing Activities        $(28,984)     $  1,500

         During the second quarter of fiscal 1998, ZiLOG incurred operating and net losses due in large part to the $12.4 million recapitalization charges, depreciation expense and interest expense related to the Notes.

         The Company has revised its capital expenditure plans for 1998 down from $35 million to approximately $27 million for the year. The Company has spent $14 million in the first half of the year primarily for equipment for the MOD III fabrication facility and technology center, computer networks and office productivity tools.

         ZiLOG's primary cash needs are working capital and capital expenditures. In addition, ZiLOG will be making its first semi-annual interest payment on the Notes of approximately $13.4 million on September 1, 1998. The Company has financed its cash requirements for working capital and capital expenditures primarily through internally generated cash flow and existing cash reserves.

         In conjunction with the Merger, ZiLOG entered into a five-year Revolving Credit Agreement (the "Agreement") with a commercial bank, which is collateralized by certain accounts receivable and inventories. The Agreement allows the Company to borrow up to $25 million subject to certain conditions and financial covenants. At present, ZiLOG cannot satisfy all of the financial covenants. However, ZiLOG's failure to be in compliance with the covenants contained in the Agreement does not constitute an event of default for the first year following the closing date of the Merger. There were no borrowings on the Revolving Credit Facility as of July 5, 1998.

         Cash used by operating activities was $2.8 million for the three months ended July 5, 1998 and $8.8 million for the six months ended July 5, 1998. Cash provided by operations was $11.2 million and $28.0 million, respectively, for the similar periods of 1997. The use of cash by operating activities in 1998 was primarily due to reduced net sales when compared to the similar periods of 1997 and recapitalization charges, as a result of the Merger, which were not present in the comparable periods of 1997.

         Cash used by investing activities was $6.7 million for the three months ended July 5, 1998 and $.2 million in cash was provided by investing activities during the six months ended July 5, 1998. Cash used by investing activities was $21.6 million and $37.2 million, respectively, for the similar periods of 1997. Cash used by investing activities in 1998 was primarily due to capital expenditures while cash used by investing activities in 1997 was primarily due to capital expenditures and purchases of short-term investments. Cash provided by investing activities for the six months ended July 5, 1998 was primarily due to the sales of short-term investments in excess of capital expenditures.

         Cash used by financing activities was $2.7 million for the three months ended July 5, 1998 and $29.0 million for the six months ended July 5, 1998. Cash provided by financing activities was $1.1 million and $1.5 million, respectively, for the similar periods of 1997. The use of cash by investing activities in 1998 was primarily due to cash transactions related to the Merger, while cash provided by financing activities in 1997 was primarily due to the exercises of stock options and purchases under ZiLOG's Stock Purchase Plan.

         The Company has incurred substantial indebtedness in connection with the Recapitalization. ZiLOG's ability to make scheduled principal payments, or to pay the interest, or premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next twelve months. However, there can be no assurance that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.

Year 2000 Compliance

         ZiLOG has an active year 2000 program. The Chief Information Officer leads the program, reports progress and issues quarterly reports to the ZiLOG Executive Counsel, and annually to the Board of Directors. The Company does not believe that any of its products or support tools have year 2000 compliance problems. As a part of its business strategy, ZiLOG is reviewing and eliminating, upgrading or replacing the majority of its business systems. The new systems and all remaining systems will have been certified by the suppliers to function properly with respect to dates in the year 2000 and thereafter. Replacement of its internal systems is scheduled to be completed by July 1, 1999. In addition, the Company is surveying all of its suppliers to ensure that their internal systems are also year 2000 compliant. However, the Company cannot guarantee that the systems of its suppliers will not experience year 2000 related problems that may impact ZiLOG's business.

FACTORS THAT MAY AFFECT FUTURE RESULTS.

         This Form 10-Q contains certain forward-looking statements within the meaning of various provisions of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Form 10-Q.

         SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the Recapitalization, which became effective February 27, 1998. At July 5, 1998, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $8.7 million.

         The high degree to which the Company is leveraged may have important consequences to the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, product development, future acquisitions (if any), or other purposes may be impaired or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow available from operations after satisfying certain liabilities arising in the ordinary course of business will be dedicated to the payment of debt service, thereby reducing funds that would otherwise be available to the Company; (iii) a decrease in net operating cash flows or an increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations; and (iv) high leverage may place the Company at a competitive disadvantage, limit its flexibility in reacting to changes in its operating environment and make it vulnerable to a downturn in its business or the economy generally.

         In order to satisfy the Company's obligations under the Notes and any future obligations under the Company's Revolving Credit Facility, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, certain of which may be beyond the control of the Company. While the Company believes that, based on current levels of operations and its business plan, it will be able to meet its debt service and other obligations or to refinance its indebtedness, there can be no assurances with respect thereto. Recently Standard & Poor's lowered its ratings of the Company's corporate credit and senior secured notes to single `B' minus from single `B' and lowered its bank loan rating on the Company to single `B' from single `B' plus, citing the Company's leveraged capital structure, reduced revenues and cash balances, weak profitability and low ratio of EBITDA to interest coverage.

         RECENT AND ANTICIPATED OPERATING RESULTS. The Company's operating results are affected by a wide variety of factors which could have a material adverse effect on it including, but not limited to, the Company's ability to introduce and sell new products and technologies on a timely basis, execute on cost reduction programs, changes in product mix or fluctuations in manufacturing yields which affect the Company's gross margins, market acceptance of the Company's and its customers' products, the level of orders that are received and can be shipped in a quarter, customer order patterns and seasonality, cyclicality in the semiconductor industry, increases in freight costs, gain or loss of a significant customer and whether the Company's customers buy from a distributor or directly from the Company. Certain of the Company's products have sustained decreases in average selling prices and the Company has sustained product mix shifts that have cause average selling prices of the Company's products in the aggregate to decrease by 24% in 1997 and this trend may continue. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

         The Company's revenue and EBITDA have declined from $298.4 million and $92.0 million, respectively, for 1996 to $261.1 million and $75.7 million, respectively, for 1997. For the six months ended July 5, 1998, ZiLOG had revenues of $98.1 million and EBITDA of $6.0 million. Although the Company believes that it has developed a business strategy that will improve its operating performance, it is anticipated that revenue and EBITDA will decline significantly in 1998 while this business strategy is being implemented. Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not continue to decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will be offset by any increase in revenue. Continued significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations.

         During the second half of 1997 and the first half of 1998, ZiLOG experienced a general decline in revenue and profit as the semiconductor industry also incurred an overall decline. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiation with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, the Company is considering realignment of capital expenditures consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful in repositioning the Company or result in increased efficiency or profitability.

         In connection with the Recapitalization, the Company incurred a significant amount of non-recurring expenses, which may result in a decrease in the Company's current cash balance and interest income as compared to those of previous periods.

         THE SEMICONDUCTOR INDUSTRY. The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. During the second half of 1997 and the first half of 1998, ZiLOG experienced a general decline in revenue and profit as the semiconductor industry also incurred an overall decline. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. The fluctuations are difficult to foresee and there can be no assurance that future fluctuations will not be more severe or prolonged or otherwise would not have a material adverse effect on the Company.

         Certain of the Company's products are incorporated into printers, mouse-type pointing devices, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals could adversely affect the Company's operating results. A significant portion of the Company's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could have a material adverse effect on the Company.

         DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES. The Company's operating results will depend to a significant extent on its ability to continue to introduce and sell new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, complexity of the new products to be designed and manufactured, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. There can be no assurance that any new products will receive or maintain substantial market acceptance. The Company's new business strategy includes increased focus on design wins. However, there is a substantial delay between a design win and sales of new products. Any such sales are subject to the success or failure of the customer's product. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. A fundamental shift in technology in ZiLOG's product markets could have a material adverse effect on the Company.

         NEW MANAGEMENT AND KEY PERSONNEL. As of February 27, 1998, upon completion of the Recapitalization, Curtis J. Crawford became President and CEO of the Company, replacing the former CEO. In addition, the Company has hired a number of other officers and executives during 1998 including a new Chief Financial Officer and Chief Information Officer. Although Mr. Crawford has significant experience in the industry in which ZiLOG competes, there can be no assurance that the management transition and the implementation of a new management team and strategy will not adversely affect operating results. In addition, the Company depends upon its ability to hire and retain qualified technical, sales and management personnel. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

         CUSTOMER CONCENTRATION. In 1997, the Company's 10 largest customers accounted for approximately 44% of the Company's total revenue, although no single customer accounted for more than 8% of the Company's total revenue. For the first six months of 1998, the Company's 10 largest customers accounted for approximately 41% of the Company's total revenue, with no single customer accounting for more than 10% of the Company's total revenue. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. During 1997, purchases by a major customer, which had accounted for approximately 13% of the Company's total revenue in 1996, declined to approximately 6% of the Company's total revenue in 1997 and declined further in the first half of 1998. This decline was primarily attributable to a technology shift at the customer resulting in a product that did not require a controller. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

         PRODUCTION YIELDS AND MANUFACTURING RISKS; NEW WAFER FABRICATION FACILITY. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product that the Company anticipates producing at its new facility in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected; (iii) engineers not operating equipment as expected; and (iv) other difficulties. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its new facility in Nampa, Idaho or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company.

         The Company's future success is dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are extremely complex and subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's 0.65 micron CMOS process. The Company has developed a 0.35 micron CMOS process. A failure to make a successful transition to the 0.35 micron CMOS process could have a material adverse effect on the Company. Manufacture of large complex die involves a significant technological risk. The failure to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes would have a material adverse effect on the Company.

         The Company also uses outside contract assemblers for packaging a portion of its production. Shortages in contract assembly capacity could adversely impact the Company's financial results. Should the Company be unable to obtain additional assembly capacity, the Company's ability to achieve continued revenue growth may be restricted. Shortage of product could also result in the loss of customers.

         COMPETITION. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor market. The ability of the Company to compete successfully in its markets depends on factors both within and outside of its control including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of the Company's products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's microprocessors, microcontrollers and digital signal processors into their products, success of competitors' products and general economic conditions.

         EXPORT SALES; INTERNATIONAL OPERATIONS. Approximately 59% and 50%, respectively, of the Company sales in 1997 and the first six months of 1998 were to foreign customers and the Company expects that export sales will continue to represent a significant portion of sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. Beginning in the fourth quarter of 1997, certain countries in Asia, which accounted for approximately 42% and 39%, respectively, of ZiLOG's 1997 and the first six months of 1998 revenue, experienced general market instability characterized by a substantial decrease in demand that resulted in significant capital constraints throughout the region. In many cases, these constraints were exacerbated by the continuing need of businesses in the region to service indebtedness denominated in dollars or other foreign currencies. As a result, many businesses in the region have explored ways to preserve capital, including reducing capital investment, reducing working capital, outsourcing manufacturing functions, selling assets and discontinuing lines of business. In addition, substantial devaluations of local currencies have significantly improved the competitive position of certain competitors of the Company that operate in the affected regions. ZiLOG believes that this instability did not have a material effect on revenue in 1997. During the first half of 1998, certain of the Company's customers in these regions have significantly delayed purchases of the Company's products, significantly reduced the production of products which utilize the Company's ASSPs or have purchased ASSPs from the Company's competitors that operate in the affected regions. There can be no assurance that this instability will not continue to have a material adverse effect on the Company.

         The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers. While the Company's export sales are primarily United States Dollar denominated transactions, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States Dollar against foreign currencies, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' ordering patterns and inventory levels. There can be no assurance that such regulatory, geopolitical, economic and other factors will not adversely impact the Company in the future or require ZiLOG to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

         The Company operates two primary assembly and test facilities in the Philippines through two wholly owned subsidiaries. ZiLOG has a significant capital investment at these facilities. The Company's reliance on personnel and assets and its maintenance of inventories at these facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Political stability in the Philippines appears to have increased markedly during the past three years, but no assurances of continued stability can be given. The Company has not experienced any significant interruptions in its business operations in the Philippines to date. Nonetheless, any loss or disruption of production in the Philippines could have a material adverse effect on the Company, particularly if operations or air transportation from the Philippines were disrupted for a substantial period of time.

         INTELLECUTAL PROPERTY RIGHTS. The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes, or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have an adverse effect on the Company.

         The Company has been notified by three parties that it may be infringing certain patent ownership and other intellectual property rights. In the event the Company determines that such notices may involve meritorious claims, the Company may seek a license. Based on industry practice, the Company believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on the Company.

         ENVIRONMENTAL REGULATION. The Company is subject to a variety of government regulations related to the discharge or disposal of hazardous materials used in its manufacturing process. Although the Company believes that it is in substantial compliance with all relevant regulations and has all permits necessary to conduct its business, the failure to comply with present or future regulations or the loss of any permit could result in fines being imposed on the Company, limitation or suspension of production or cessation of operations. Compliance with any such future regulations could require the Company to acquire additional equipment or to incur substantial other expenses. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous materials could subject it to future liabilities. Further there can be no assurance that the Company will not in the future incur significant expense in connection with governmental investigations and/or environmental or employee health and safety matters.

         RESTRICTIVE DEBT COVENANTS. The terms of the Notes contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the Company's Revolving Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage ratios, leverage ratios below a specified maximum, minimum net worth levels and minimum ratios of inventory to senior debt. As of July 5, 1998, ZiLOG could not satisfy all of the financial covenants. Notwithstanding the foregoing, for the first year following the closing date of the Merger, ZiLOG's failure to be in compliance with the covenant contained in the Revolving Credit Facility shall not, with certain specific exceptions, constitute an event of default so long as no loans nor letters of credit are outstanding thereunder.

         The Company's ability to comply with such agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default under the Revolving Credit Facility and the Notes, which would permit the senior lenders, or the holders of the Notes, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under the Revolving Credit Facility could be terminated. If the Company were unable to repay its indebtedness to its senior lenders, such lenders could proceed against the collateral securing such indebtedness.

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

a)   The following exhibit is filed herewith:
         Exhibit 27 Financial Data Schedule

b)   Reports on Form 8-K:

         On July 16, 1998, the Company submitted a Current Report on Form 8-K to the Securities and Exchange Commission regarding a staff reduction in the Company's sales and headquarters departments.

                                   ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 19, 1998               ZILOG, INC.


                                       /s/ James M. Thorburn
                                       ----------------------------
                                       James M. Thorburn
                                       Senior Vice President and
                                       Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------
27                   Financial Data Schedule
