Form 10-Q
period 1998-10-04
ZILOG INC
filed 1998-11-17
CIK 319450

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended October 4, 1998.

        Transition report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934. For the transition period from _____________ to _____________.

                       Commission File Number: 001-13748
                                               ---------

                                   ZILOG, INC.
            (Exact name of registrant as specified in its charter)

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

As of November 1, 1998, there were 30,098,736 shares of the Company's Voting Common Stock, $.01 par value and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   ZILOG, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
                                         1998      1997      1998       1997
                                       --------- --------- ---------- ----------
Net sales.............................  $52,530   $60,824   $150,637   $202,218
                                       --------- --------- ---------- ----------

Costs and expenses:
  Cost of sales.......................   42,070    40,486    123,711    130,061
  Research and development............    7,135     7,554     22,155     22,305
  Selling, general and administrative.   13,656    11,372     40,508     35,754
  Special charges:
  Recapitalization....................    5,487       --      31,174       --
  Restructimg of operations...........    1,641       --       1,641       --
                                       --------- --------- ---------- ----------
                                         69,989    59,412    219,189    188,120
                                       --------- --------- ---------- ----------
Operating income (loss)...............  (17,459)    1,412    (68,552)    14,098

Other income (expense):
  Interest income.....................      733       515      2,653      1,894
  Interest expense....................   (7,293)      (68)   (17,323)      (137)
  Other, net..........................       51       158       (200)       (93)
                                       --------- --------- ---------- ----------
Income (loss) before income taxes.....  (23,968)    2,017    (83,422)    15,762
Provision (benefit) for income taxes..   (2,314)      --     (13,016)     4,260
                                       --------- --------- ---------- ----------
Net income (loss).....................  (21,654)    2,017    (70,406)    11,502

Other comprehensive loss,
   net of tax.........................      --         (7)       (93)       (20)
                                       --------- --------- ---------- ----------
Comprehensive income (loss)........... ($21,654)   $2,010   ($70,499)   $11,482
                                       ========= ========= ========== ==========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                              (dollars in thousands)

                                                         October 4,  December 31,
                                                           1998         1997
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $39,614      $92,184
  Short-term investments................................       --        14,127
  Accounts receivable, less allowance for doubtful
     accounts of $366 in 1998 and $250 in 1997..........    24,215       31,633
  Inventories...........................................    26,269       32,968
  Prepaid expenses, deferred income taxes and
     other current assets...............................    19,548       19,769
                                                        -----------  -----------
          Total current assets..........................   109,646      190,681
                                                        -----------  -----------
Property, plant and equipment, at cost..................   432,522      415,458
Less: accumulated depreciation and amortization.........  (237,504)    (191,881)
                                                        -----------  -----------
   Net property, plant and equipment....................   195,018      223,577
Other assets............................................    10,026        1,381
                                                        -----------  -----------
                                                          $314,690     $415,639
                                                        ===========  ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable......................................   $18,212      $24,733
  Accrued compensation and employee benefits............    22,677       18,284
  Other accrued liabilities.............................     8,928        5,287
  Income taxes payable..................................       --        10,783
                                                        -----------  -----------
          Total current liabilities.....................    49,817       59,087

Notes Payable...........................................   280,000          --

Deferred income taxes...................................    16,070       16,070

Shareholders' equity (deficiency):
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at October 4, 1998; aggregate liquidation preference
   $26,173 ($0.01 par value; 190,000 shares authorized;
   no shares issued and outstanding at December 31,
   1997)................................................    25,000          --
  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 30,098,736 shares issued and
   outstanding at October 4, 1998.  Class A
   Non-voting Common Stock, $0.01 par value;
   30,000,000 shares authorized; 10,000,000 shares
   issued and outstanding at October 4, 1998. (Common
   Stock, $0.01 par value; 75,000,000 shares
   authorized; 20,333,741 shares issued and
   outstanding at December 31, 1997; retired in
   February 1998).......................................       401          203
 Additional paid-in capital.............................       --       164,950
 Retained earnings (deficit)............................   (56,598)     175,236
 Net unrealized gain on securities......................       --            93
                                                        -----------  -----------
          Total shareholders' equity (deficiency).......   (31,197)     340,482
                                                        -----------  -----------
                                                          $314,690     $415,639
                                                        ===========  ===========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                            Nine Months Ended
                                                          ----------------------
                                                           Oct. 4,     Sept. 28,
                                                             1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
Net income (loss)........................................  ($70,406)    $11,502
  Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization.......................    47,986      47,381
     Loss from disposition of equipment..................        10          28
  Changes in assets and liabilities:
     Accounts receivable.................................     7,418      (6,081)
     Inventories.........................................     6,699       2,354
     Prepaid expenses, deferred income taxes and
       other assets......................................       484        (329)
     Accounts payable....................................    (6,521)     (6,161)
     Accrued compensation and employee benefits..........     4,393         401
     Other accrued liabilities and income taxes payable..    (9,155)      2,035
                                                          ----------  ----------
           Cash provided (used) by operating activities..   (19,092)     51,130
                                                          ----------  ----------
Cash flows from investing activities:
   Capital expenditures..................................   (18,635)    (28,507)
   Short-term investments:
     Purchases...........................................       --     (157,534)
     Proceeds from sales.................................    14,127      63,039
     Proceeds from maturities............................       --       76,974
                                                          ----------  ----------
          Cash provided (used) by investing activities...    (4,508)    (46,028)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................       208       1,894
  Purchase of outstanding shares.........................  (399,475)        --
  Merger costs charged to retained earnings..............   (17,401)        --
  Net proceeds from issuance of notes....................   270,198         --
  Investment by Texas Pacific Group......................   117,500         --
                                                          ----------  ----------
           Cash provided (used) by financing activities..   (28,970)      1,894
                                                          ----------  ----------
Decrease in cash and cash equivalents....................   (52,570)      6,996
Cash and cash equivalents at beginning of period.........    92,184      15,511
                                                          ----------  ----------
Cash and cash equivalents at end of period...............   $39,614     $22,507
                                                          ==========  ==========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1)  BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's Form 8-K filed on February 11, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date.

2)  INVENTORIES

The components of inventories are as follows (in thousands):

                                    October 4,  December 31,
                                       1998        1997
                                    ----------- -----------
     Raw  materials..............       $2,688      $4,171
     Work-in-process.............       19,069      23,543
     Finished goods..............        4,512       5,254
                                    ----------- -----------
                                       $26,269     $32,968
                                    =========== ===========

3)  THE MERGER

Pursuant to the Agreement and Plan of Merger by and among TPG Partners II, L.P. ("TPG II"), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended (the "Merger Agreement"), Merger Sub merged with and into ZiLOG on February 27, 1998 and ZiLOG continues as the surviving corporation (the "Merger"). The Merger was accounted for as a recapitalization (the "Recapitalization") which resulted in TPG Partners, II, L.P. owning
90 percent of the voting shares and the pre-Merger shareholders owning 10 percent of the voting shares.

Approximately $434.3 million was used to complete the Merger and consisted of the following: (i) $399.5 million for the purchase of the pre-Merger outstanding common stock; (ii) $4.2 million for the cancellation of existing stock options; and (iii) approximately $30.6 million in fees and expenses.



The cash funding requirements for the Merger were satisfied through the following: (i) an equity investment by TPG II and certain other investors of $117.5 million; (ii) use of approximately $36.8 million of ZiLOG's cash and cash equivalents; and (iii) $280 million of gross proceeds from the sale of senior secured notes through a private placement. As a result of the Merger (on a post-split basis), the Company, as of October 4, 1998, had 250,000 shares of Series A Cumulative Preferred Stock, 30,098,736 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock issued and outstanding.

The Company has issued $280 million 9 1/2 % Senior Secured Notes (the "Notes"), which mature on February 27, 2005. Interest is payable to note holders semi-annually on the first of March and September. Expenses associated with the offering of approximately $9.8 million were deferred and are being amortized to interest expense over the term of the notes.

4)  STOCK SPLIT

The Company's Board of Directors approved a 2:1 stock split which became effective in August 1998. Common Stock authorized shares increased from 35,000,000 shares to 70,000,000 shares and issued and outstanding shares increased from 15,049,368 to 30,098,736 shares. Class A Non-Voting Common Stock authorized shares increased from 15,000,000 shares to 30,000,000 shares and issued and outstanding shares increased from 5,000,000 shares to 10,000,000 shares.

5)  STOCK PLANS

The ZiLOG, Inc. Long-Term Stock Incentive Plan (the "Plan") and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the
"Executive Plan") were adopted by the Company's Board of Directors
(the "Board") in August 1998. Under the Plan and the Executive Plan, the Company may grant to eligible employees Nonstatutory Stock Options ("NSO's) and Incentive Stock Options ("ISO's) or award eligible employees restricted shares or stock units up to a total of 2,500,000 and 5,500,000 shares, respectively, at an exercise price established by a committee (the "Committee") appointed by the Board.

Options under the Plan and the Executive Plan generally vest 25% at the end of one year from the date of the grant and 25% on each anniversary of the grant date thereafter. The terms and conditions of each option grant or stock award are determined by the Committee and are set forth in a Stock Option agreement between the employee and the Company. As of October 4, 1998, options granted under the Plan and the Executive Plan were approximately 2,234,000 and 3,960,000, respectively.

6)  CREDIT FACILITIES

On October 2, 1998, ZiLOG received a commitment letter from a financial institution (the "Lender") for up to $40 million in the form of a senior secured revolving and capital equipment credit facility (the "New Facility"). The New Facility will replace ZiLOG's existing $25 million senior secured credit facility (the "Old Facility") which was subject to financial covenants that restricted the Company's ability to utilize the Old Facility. The revolving line of credit for the New Facility provides for borrowings of up to $25 million, subject to a borrowing base consisting of 80% of eligible accounts receivable and 40% of eligible inventories. The $15 million capital expenditure line is secured by eligible equipment financed. Borrowings, on the revolving line of credit under the New Facility will bear interest at a rate per annum (at ZiLOG's option) equal to the London Inter-Bank Overnight Rate (LIBOR) plus 2%, or the Lender's published prime rate. Borrowings for the capital expenditure line under the New Facility will bear interest at a rate per annum (at ZiLOG's option) equal to LIBOR plus 3% or the Lender's prime rate plus 1%. The term of the revolving credit facility is three years and the capital expenditure line is five years. There have been no borrowings under either credit facility.


7)  RELATED PARTY TRANSACTIONS

On September 10, 1998, Newbridge Asia signed an agreement to acquire 100 percent of P.T. Astra Microtronics Technology ("AMT"). Texas Pacific Group ("TPG") and Richard C. Blum & Associates jointly established Newbridge Asia in 1994. Affiliates of TPG owned approximately 89 percent of ZiLOG's outstanding Common Stock at October 4, 1998. ZiLOG purchased semiconductor assembly and test services from AMT totaling approximately $1.9 million and $1.8 million for the three months ended October 4, 1998 and September 28, 1997, respectively, and $5.0 million and $6.1 million for the nine months ended October 4, 1998 and September 28, 1997, respectively. ZiLOG had payables to AMT of approximately $652,000 and $736,000 at October 4, 1998 and December 31, 1997, respectively. Payment terms between ZiLOG and AMT are net 30 days.


























8)  SPECIAL CHARGES

Recapitalization expenses consist of charges directly related to the change in control and repositioning of the Company as a result of the Merger (as discussed in Note 3 above), including an executive bonus which is earned ratably over the current year. Restructuring expenses consist primarily of employee severance and termination benefits related to the reductions in force completed during the third quarter at the Company's Nampa, Idaho wafer fab plant and in its sales and
headquarters operations.   Special charges are as follows:

                                       Three       Nine
                                      Months      Months
                                       Ended       Ended
                                    October 4,  October 4,
          (in thousands)               1998        1998
----------------------------------- ----------- -----------
Recapitalization:
 Executive severance pay and
   new executive bonuses.........       $2,236     $12,049
 Stock option buyout.............         --         4,195
 Bridge loan fees................         --         3,360
 Employee retention bonus........        2,178       9,511
 Consultants, other..............        1,073       2,059
                                    ----------- -----------
                                         5,487      31,174
                                    ----------- -----------
Restructimg of operations:
 Employee severance and
   termination benefits..........        1,641       1,641
                                    ----------- -----------
                                        $7,128     $32,815
                                    =========== ===========


9)  CONCENTRATION OF CREDIT RISK

For the nine month period ended October 4, 1998, one customer accounted for approximately 10.5% of net sales. No customer accounted for more than 10% of net sales for the comparable nine month period ended September 28, 1997.

Part I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including the significant considerations and risks discussed in this Form 10-Q; the results of the Company's Recapitalization; execution of the Company's new business strategy and cost reduction programs; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; competitive actions by other companies; changes in the mix of products or customers or in the level of operating expenses; the ability of the Company to generate cash and service debt; and other factors, many of which are beyond the control of ZiLOG and its subsidiaries. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof.

During the second half of 1997 and the nine months ended October 4, 1998, ZiLOG experienced a decline in revenue and profit comparable to the decline suffered generally in the semiconductor industry. Accordingly, the Company implemented and is considering additional cost-cutting measures which include, but are not limited to, the following: refocusing business priorities; renegotiations with vendors and service providers to lower costs of materials and services; reallocation of personnel and responsibilities to better employ human resources; partnering to better utilize assets; reductions in workforce; changes in manufacturing processes; increased use of subcontractor or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, ZiLOG is realigning capital expenditures to make them consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful or result in increased efficiency or profitability.

The following tables present unaudited financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, are included in the amounts shown below to state fairly the selected quarterly and nine month information when read in conjunction with the condensed consolidated financial statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks duration ending on the last Sunday of each quarter. The operating results for any quarter or the nine month period ended October 4, 1998 are not necessarily indicative of results for any subsequent quarter or the full fiscal year. All tabular information is presented in thousands, except percentages.


RESULTS OF OPERATIONS

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

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
            (in thousands)               1998      1997      1998       1997
                                       --------- --------- ---------- ----------
Net sales.............................  $52,530   $60,824   $150,637   $202,218
Operating income (loss)............... ($17,459)   $1,412   ($68,552)   $14,098
Net income (loss)..................... ($21,654)   $2,017   ($70,406)   $11,502




NET SALES

Net sales for the third quarter of 1998 decreased 13.6% from the comparable quarter of 1997, and decreased 25.5% for the nine months ended October 4, 1998 when compared to the similar period of 1997. The decline in sales was primarily attributable to a decrease in the sale of products in the Company's communications group as a result of lower volumes and prices, particularly in the modem product line, and weaker distribution sales as distributors reduced inventory levels. The modem product sales volume decline was affected by the loss of a significant design position with a data communications equipment manufacturer.
This customer placed no orders for modem products in the nine months ended October 4, 1998 and ZiLOG does not anticipate receiving future orders for modem products from this customer. This decrease was partially offset by an increase in sales in the Company's home entertainment group.

Domestic and international net sales in the third quarter of 1998 each represented 50.0% of total net sales, compared to 58.1% and 41.9%, respectively, in the third quarter of 1997. For the nine months ended October 4, 1998, domestic and international net sales were 50.8% and 49.2% of total net sales, respectively, as compared to 52.9% and 47.1%, respectively, for the same period in 1997. While recent economic events in Asia have not significantly affected the Company, the Company has significant international revenues, which may be affected by such events in the future.

Although ZiLOG believes it has developed a business strategy that will improve its operating performance, it is anticipated that revenue and EBITDA will decline significantly in 1998 as compared to prior years while this strategy is being implemented.

COST OF SALES

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
            (in thousands)               1998      1997      1998       1997
                                       --------- --------- ---------- ----------
  Cost of sales.......................  $42,070   $40,486   $123,711   $130,061
  Percentage of sales.................     80.1%     66.6%      82.1%      64.3%


The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. The increase in percentage of cost of sales to sales for both the third quarter of 1998 and for the 1998 year to date period was attributable to lower revenue and under utilization
of wafer fabrication manufacturing capacity.   Late in the third
quarter of 1998, ZiLOG implemented a restructuring of its Nampa, Idaho wafer fabrication operations. In connection with this action, approximately 120 employees were terminated and more production was shifted into the Company's newer 8-inch, .35 micron silicon wafer fabrication facility. The restructuring actions are intended to reduce manufacturing costs so that they align more closely with the Company's current revenue base. A consequence of this restructuring is that lead times for certain of the Company's products may be extended.









RESEARCH AND DEVELOPMENT

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
            (in thousands)               1998      1997      1998       1997
                                       --------- --------- ---------- ----------
  Research and development............   $7,135    $7,554    $22,155    $22,305
  Percentage of sales.................     13.6%     12.4%      14.7%      11.0%

The Company's investment in research and development in 1998 was consistent with 1997 levels. During 1998, the Company's research and development was focused largely on technology for its 8-inch silicon wafer fabrication processes, as well as continued investment in new and enhanced product development. During 1998, the Company's research and development expenditures were focused on technology for its new .35 micron CMOS wafer fabrication process, new and enhanced product development, and new customer development tools. Product development in 1998 was primarily in the areas of modem and modem modules, home entertainment and Z8+ microprocessor core products.


SELLING, GENERAL AND ADMINISTRATIVE

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
            (in thousands)               1998      1997      1998       1997
                                       --------- --------- ---------- ----------
  Selling, general and administrative.  $13,656   $11,372    $40,508    $35,754
  Percentage of sales.................     26.0%     18.7%      26.9%      17.7%

Selling, general and administrative expenses increased during both the quarter and nine month periods ended October 4, 1998 as compared to similar periods in 1997. The increases over 1997 levels were primarily related to increased rent and operating costs associated with the Company's new headquarters facility, increased information systems costs, higher payroll and travel expenses.


SPECIAL CHARGES  (Recapitalization Related and Restructuring Expenses)

As a result of the Merger, the Company recorded recapitalization expenses related to the change in control and repositioning of ZiLOG in the amount of $5.5 million during the third quarter of 1998 and $31.2 million for the nine months ended October 4, 1998. These charges consisted primarily of executive severance costs, employee stock option buy-outs, retention bonus accruals for existing employees, new executive bonuses (including an executive bonus which is ratably accrued over the current year), bridge loan fees and consulting fees and expenses. The Company also incurred restructuring expenses in the amount of $1.6 million primarily related to severance costs during the third quarter of 1998.


OTHER INCOME (EXPENSE)

                                        Three Months Ended  Nine Months Ended
                                       ------------------- ---------------------
                                        Oct. 4,  Sept. 28,  Oct. 4,   Sept. 28,
            (in thousands)               1998      1997      1998       1997
                                       --------- --------- ---------- ----------
  Other income (expense), net.........  ($6,509)     $605   ($14,870)    $1,664
  Percentage of sales.................    -12.4%      1.0%      -9.9%       0.8%

Other income (expense), net, increased to $6.5 million in expense in the third quarter of 1998 from $605,000 of income for the similar period in 1997. The primary reason for the increase was interest expense on the Notes, which exceeded royalty income. The Company will incur approximately $26.6 million in interest expense annually on the Notes.


INCOME TAXES

The estimated annual benefit for income taxes was 9.7% and 15.6% for the three and nine months ended Oct. 4, 1998, respectively, compared to tax provisions for income taxes of 0% and 27% for similar periods of 1997. The 1998 rate reflects the estimated benefit of refundable taxes related to the Company's overall loss position and realization of deferred tax assets based on the reversal of taxable temporary differences, offset by foreign taxes. The third quarter of 1998 was impacted by a cumulative adjustment to record the revised lower estimated tax rate for the year. A valuation allowance was set up in 1998 for approximately $19.0 million related to net operating loss carryforwards based on management's assessment of future taxable income over the next two to three years. The tax provisions for 1997 differed from the federal statutory rate primarily as a result of the tax benefit from exempt earnings and foreign earnings taxed at a lower than U.S. tax rate, offset by state taxes. The Philippines tax holiday expired December 1996.

Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets for 1998. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.


EBITDA

EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation expenses and special charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures presented by other companies, depending on the non-cash charges included.

For the third quarter ended Oct. 4, 1998 the Company recorded EBITDA of $5.3 million as compared to $17.7 million for the year-ago period. ZiLOG had EBITDA of $11.2 million for the nine months ended October 4, 1998 compared to $60.9 million for the nine months ended September 28, 1997. The primary reason for the decrease in EBITDA from 1997 to 1998 was lower sales.


LIQUIDITY AND CAPITAL RESOURCES

                                                            Nine Months Ended
                                                          ----------------------
                                                           Oct. 4,     Sept. 28,
                                                             1998        1997
                                                          ----------  ----------
Cash, cash equivalents and
   short-term investments................................   $39,614     $93,455
Working capital..........................................   $59,829    $122,341
Cash provided (used) by operating activities.............  ($19,092)    $51,130
Cash provided (used) by investing activities.............   ($4,508)   ($46,028)
Cash provided (used) by financing activities.............  ($28,970)     $1,894

At October 4, 1998, the Company had cash, cash equivalents and short-term investments totaling $39.6 milion, a decrease of $52.6 million from the period ended December 31, 1997.

Cash used by operating activities was $19.1 million for the nine months ended October 4, 1998, while cash provided by operations was $51.1 million for the similar period of 1997. The use of cash by operating activities in 1998 was primarily due to the Company's net loss, which was the result of reduced sales when compared to the similar period of 1997, approximately $32.8 million in special charges, as a result of the Merger and restructuring of the Company, and approximately $17.3 million of interest expense associated with the Company's notes payable, none of which were present in the comparable period of 1997.

Cash used by investing activities was $4.5 million during the nine months ended Oct. 4, 1998, as compared to $46.0 million for the similar period of 1997. Cash used by investing activities in 1998 was primarily due to capital expenditures while cash used by investing activities in 1997 was primarily due to capital expenditures and purchases of short-term investments (which were partially offset by sales and maturities).

Cash used by financing activities for the nine months ended Oct. 4, 1998 was $29.0 million, while cash provided by financing activities was $1.9 million for the similar period of 1997. The use of cash by financing activities in 1998 was primarily for cash transactions related to the Merger, while cash provided by financing activities in 1997 was primarily for exercises of stock options and purchases under ZiLOG's Stock Purchase Plan.

In conjunction with the Merger, ZiLOG entered into a five-year Revolving Credit Agreement (the "Agreement") with a commercial bank, which was collateralized by certain accounts receivable and inventories. The Agreement allowed the Company to borrow up to $25 million subject to certain restrictive conditions and financial covenants. ZiLOG's ability to meet its sales and income projections were hampered by an overall decline in the semiconductor industry during the first nine months of 1998.

On October 2, 1998, ZiLOG received a commitment letter from another lender (the "Lender") for a new senior secured credit facility (the "New Facility") with an outline of terms more favorable to the Company. The commitment of up to $40 million provides for a three-year revolving credit facility of up to $25 million and a five-year capital expenditure line of up to $15 million. The New Facility will be secured by a perfected interest in all of the accounts receivable and inventory and proceeds thereof of ZiLOG, and all equipment eligible for financing. Loans and letters of credit under the New Facility will be available at any time during its three-year term subject to a borrowing base of 80% of eligible accounts receivable and 40% of eligible inventory and the fulfillment of customary conditions precedent. The capital equipment line provides for loans up to 70% of invoice for new equipment and 80% of appraised value for used equipment. Under the New Facility, ZiLOG will not be subject to any financial covenants as long as there remains $7.5 million in availability on both the revolving credit facility and capital equipment line. Borrowings under the New Facility will bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. ZiLOG is required to pay the Lender, on a quarterly basis, a commitment fee on the undrawn portion of the facility equal to 1/4 of 1% per annum. ZiLOG is also obligated to pay a per annum letter of credit fee on the aggregate amount of outstanding letters of credit and customary arrangement and similar fees. The Company terminated the Agreement at the end of the third quarter. There have been no borrowings under either facility. The final financing agreement for the New Facility is expected to be completed by November 20, 1998.

 The Company has incurred substantial indebtedness in connection with the Merger. ZiLOG's ability to make scheduled principal payments, or to pay the interest, or premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. ZiLOG's primary cash needs are working capital and capital expenditures. In addition, ZiLOG made its first semi-annual interest payment on the Notes of approximately $13.4 million on September 1, 1998. The Company has financed its cash requirements for working capital and capital expenditures primarily through internally generated cash flow and existing cash reserves. Based upon the current level of operations, management believes that cash flow from operations, available cash and its new credit facility will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next twelve months. However, there can be no assurance that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.


YEAR 2000 COMPLIANCE

ZiLOG has an active year 2000 ("Y2K") readiness program and has, as of October 4, 1998, made a substantial effort to reasonably evaluate that its operations to prevent material adverse Y2K-related impact. This program began with a survey of potential sources of Y2K exposure which could reasonably affect the Company's business. As of October 4, 1998, the majority of this initial source identification phase has been completed. For potential sources of Y2K risk which are external to the Company, such as with the Company's external vendors and suppliers, the Company typically relied upon written assurances of Y2K compliance from those various parties in lieu of physical testing by the Company's employees. To date, the Company has not identified any Y2K issues inherent in the products manufactured by the Company.

The next step in the Company's remediation program was to systematically analyze each identified potential internal source of Y2K exposure to determine its likelihood of material effect on the Company's operations and the range of available remediation actions by performing physical tests which simulated performance of the systems with post-year 2000 dates. The Company's products, for the most part, involve hardware integrated circuits which, at the time of sale to customers, have no inherent date sensitive features. As of October 4, 1998, the analysis phase of the Y2K readiness program is still underway. The analysis phase is expected to be substantially completed by December 31, 1998 and the Company expects to complete its internal and external Y2K readiness programs by July 1, 1999.

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through October 4, 1998 was approximately $2.6 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which are expected to be completed by December 31, 1998. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third-parties, will not exceed $8 million, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

THE FOREGOING STATEMENTS RELATED TO MATERIALITY OF Y2K COSTS, THE COSTS TO ADDRESS Y2K ISSUES AND THE FUNDING AND ABSORPTION OF SUCH COSTS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOW FACTORS, AMONG OTHERS: THE FAILURE TO CORRECTLY AND/OR TIMELY IDENTIFY AND CORRECT Y2K PROBLEMS, EITHER BY THE COMPANY OR ITS KEY SUPPLIERS OR CUSTOMERS.

Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date code-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side would include extended and substantial disruptions of the Company's key raw material suppliers of: silicon wafers, leadframes, specialty chemicals and gasses. Examples on the service provider side would include extended, substantial disruptions of the Company's third party semiconductor assembly firms, telecommunications and datacommunications services, airfreight and delivery services, or the worldwide banking system. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are unlikely to occur.
The Company has made no contingency plans for handling Y2K issues because it believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to prevent all but minimal disruptions to its business processes. In the event of random, unforeseen Y2K problems (such as the failure of specific pieces of process equipment, or the temporary inability of certain vendors to provide materials or services), the Company believes that these types of issues will most likely be able to be resolved in the normal course of business, including the potential use of alternate suppliers, in most cases.





FACTORS THAT MAY AFFECT FUTURE RESULTS.

This Form 10-Q contains certain forward-looking statements within the meaning of various provisions of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties including those set forth below and elsewhere in this Form 10-Q.

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the Recapitalization, which became effective February 27, 1998. At Oct. 4, 1998, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $31.2 million.

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

To satisfy the Company's obligations under the Notes, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, certain of which may be beyond the control of the Company. While the Company believes that, based on current levels of operations and its business plan, it will be able to meet its debt service and other obligations or to refinance its indebtedness, there can be no assurances with respect thereto. During the second quarter of 1998 Standard & Poor's lowered its ratings of the Company's corporate credit and senior secured notes to single `B' minus from single `B' and lowered its bank loan rating on the Company to single `B' from single `B' plus, citing the Company's leveraged capital structure, reduced revenues and cash balances, weak profitability and low ratio of EBITDA to interest coverage.
RECENT AND ANTICIPATED OPERATING RESULTS. The Company's operating results are affected by a wide variety of factors which could have a material adverse effect on it including, but not limited to, the Company's ability to introduce and sell new products and technologies on a timely basis, execute on cost reduction programs, changes in product mix or fluctuations in manufacturing yields which affect the Company's gross margins, market acceptance of the Company's and its customers' products, the level of orders that are received and can be shipped in a quarter, customer order patterns and seasonality, cyclicality in the semiconductor industry, increases in freight costs, gain or loss of a significant customer and whether the Company's customers buy from a distributor or directly from the Company. Certain of the Company's products have sustained decreases in average selling prices during 1998 and this trend may continue. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves.
A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

The Company's revenue and EBITDA have declined from $298.4 million and $92.0 million, respectively, for 1996 to $261.1 million and $75.7 million, respectively, for 1997. For the nine months ended Oct. 4, 1998, ZiLOG had revenues of $150.6 million and EBITDA of $11.2 million. Although the Company believes that it has developed a business strategy that will improve its operating performance, it is anticipated that revenue and EBITDA will decline significantly in 1998 while this business strategy is being implemented. Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not continue to decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will be offset by any increase in revenue. Continued significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations.

During the second half of 1997 and the nine months ended October 4, 1998, ZiLOG experienced a general decline in revenue and profit as the semiconductor industry also incurred an overall decline. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, the Company is considering realignment of capital expenditures consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful in repositioning the Company or result in increased efficiency or profitability.


THE SEMICONDUCTOR INDUSTRY. The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. During the second half of 1997 and the nine months ended October 4, 1998, ZiLOG experienced a general decline in revenue and profit as the semiconductor industry also incurred an overall decline. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. The fluctuations are difficult to foresee and there can be no assurance that future fluctuations will not be more severe or prolonged or otherwise would not have a material adverse effect on the Company.

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


NEW MANAGEMENT AND KEY PERSONNEL. As of February 27, 1998, upon completion of the Recapitalization, Curtis J. Crawford became President and CEO of the Company, replacing the former CEO. In addition, the Company has hired a number of other officers and executives during 1998, essentially replacing most of its executive management team. Although Mr. Crawford has significant experience in the industry in which ZiLOG competes, there can be no assurance that the management transition and the implementation of a new management team and strategy will not adversely affect operating results. In addition, the Company depends upon its ability to hire and retain qualified technical, sales and management personnel. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.


CUSTOMER CONCENTRATION. In 1997, the Company's 10 largest customers accounted for approximately 44% of the Company's net sales, although no single customer accounted for more than 8% of the Company's net sales. For the first nine months of 1998, the Company's 10 largest customers accounted for approximately 45% of the Company's net sales, with one customer accounting for approximately 10.5% of the Company's net sales. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. During 1997, purchases by a major customer, which had accounted for approximately 13% of the Company's total revenue in 1996, declined to approximately 6% of the Company's total revenue in 1997 and declined to less than 1% in the nine months ended October 4, 1998.
This decline was primarily attributable to a technology shift at the customer resulting in a product that did not require a controller, which had been provided by ZiLOG. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.


PRODUCTION YIELDS AND MANUFACTURING RISKS. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in beginning production at its facilities or in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product at its facility in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected; (iii) engineers not operating equipment as expected; and
(iv) other difficulties. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its facility in Nampa, Idaho or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company. A consequence of the Company's restructuring is that lead times for certain of the Company's products may be extended.

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

The Company also uses outside contract assemblers for packaging a portion of its production. Shortages in contract assembly capacity could adversely impact the Company's financial results. Should the Company be unable to obtain additional assembly capacity, the Company's ability to achieve continued revenue growth might be restricted. Shortage of product could also result in the loss of customers.


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


EXPORT SALES; INTERNATIONAL OPERATIONS. Approximately 58% and 50%, respectively, of the Company sales in 1997 and the first nine months of 1998 were to foreign customers and the Company expects that export sales will continue to represent a significant portion of sales, although there can be no assurance that export sales, as a percentage of net sales, will remain at current levels. Beginning in the fourth quarter of 1997, certain countries in Asia, which accounted for approximately 38% and 40%, respectively, of ZiLOG's 1997 and the first nine months of 1998 revenue, experienced general market instability characterized by a substantial decrease in demand that resulted in significant capital constraints throughout the region. In many cases, these constraints were exacerbated by the continuing need of businesses in the region to service indebtedness denominated in dollars or other foreign currencies. As a result, many businesses in the region have explored ways to preserve capital, including reducing capital investment, reducing working capital, outsourcing manufacturing functions, selling assets and discontinuing lines of business. In addition, substantial devaluations of local currencies have significantly improved the competitive position of certain competitors of the Company that operate in the affected regions. ZiLOG believes that this instability did not have a material effect on revenue in 1997. During the nine months ended October 4, 1998, certain of the Company's customers in these regions have delayed purchases of the Company's products, significantly reduced the production of products which utilize the Company's Application Specific Standard Products ("ASSPs") or have purchased ASSPs from the Company's competitors that operate in the affected regions. There can be no assurance that this instability will not continue to have a material adverse effect on the Company.

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


INTELLECTUAL PROPERTY RIGHTS. The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes, or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have an adverse effect on the Company.

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


RESTRICTIVE DEBT COVENANTS. The terms of the Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

The Company's ability to comply with such agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which would permit the holders of the Notes, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

a) The following exhibits are filed herewith:

        Exhibit 3.5     Certificate of Amendment of Certificate of
                        Incorporation

        Exhibit 10.17   1998 Long-Term Stock Incentive Plan

        Exhibit 10.18   1998 Executive Officer Stock Incentive Plan

        Exhibit 27      Financial Data Schedule


b) Reports on Form 8-K:
        None.

                                   ZILOG, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 17, 1998

                                        ZILOG, INC.


                                       /s/ James M. Thorburn
                                       ----------------------------
                                       James M. Thorburn
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)

                               INDEX TO EXHIBITS




Exhibit
Number                           Description
-------                          -----------

3.5       Certificate of Amendment of Certificate of
          Incorporation

10.17     1998 Long-Term Stock Incentive Plan

10.18     1998 Executive Officer Stock Incentive Plan

27        Financial Data Schedule