Form 10-K405
period 1998-12-31
ZILOG INC
filed 1999-03-31
CIK 319450

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 1998, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-13748

                                  ZILOG, INC.
              (exact name of registrant as specified in its charter)

         Delaware                                            13-3092996
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

 910 East Hamilton Avenue, Campbell, California                      95008
  (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (408) 558-8500
                            ------------------------

 Securities registered pursuant to Section 12(b) of the Act:      NONE

 Securities registered pursuant to Section 12(g) of the Act:      NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K OR ANY AMENDMENT TO THIS FORM 10-K.     [X]

The aggregate value of voting Common Stock and Class A Non-Voting Common Stock held by nonaffiliates of the Registrant was approximately $8,694,330 and $553,185, respectively as of March 1, 1999 based upon the value of the shares established by the Registrant for this purpose. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 1999, 30,098,736 shares of the Registrant's voting Common Stock and 10,000,000 shares of the Registrant's Class A Non-Voting Common Stock were issued and outstanding.

 ===============================================================================

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

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Business-Factors That May Affect Future Results," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG, Inc. undertakes no obligation to publicly release updates or revisions to these statements.

  ZiLOG, Z-80 and Superintegration are registered trademarks of ZiLOG, Inc.
           Pentium is a registered trademark of Intel Corporation

                                  PART I

ITEM 1. BUSINESS

Executive Summary

ZiLOG (the "Company") is a worldwide designer, manufacturer and marketer of integrated circuits ("ICs") for use in communications, integrated controls and home entertainment end markets. Through proprietary design technology, the Company works with its customers to develop application specific standard products ("ASSPs") to control the basic functions and performance of electronic devices. ASSPs typically comprise some combination of a microprocessor, digital signal processor, memory, and input/output functions on a single semiconductor. Examples of the Company's product applications include ICs in televisions that provide digital tuning control features (on-screen display, channel, volume and color brightness), ASSPs in remote control units that send instructions to televisions and VCRs, and ICs that operate keyboards and mouse-type pointing devices. Through its direct sales force and its worldwide distribution network of more than 120 representatives and distributors, the Company supplies over 4,900 customers with more than 650 products.

The Company places significant emphasis on anticipating and meeting its customers' needs as new electronic devices are designed. As customers "design in" ZiLOG's products, the Company is able to gain a greater share of its customers' purchases while maintaining its embedded position within its customers' existing products. The Company believes that this design strategy is at the core of its ability to achieve a high degree of customer acceptance within specific applications. In addition, ZiLOG's customer base includes many leaders in their respective industries, including Acer, Arrow, Black and Decker, Chamberlain, Digital Security Controls, Future Electronics, Kimball Electronics, Logitech, Microsoft, NMB, Motorola, Northern Telecom, Samsung, SGS-Thomson, TLG Electronics, the Veba Group and Zenith.

Founded in 1974, ZiLOG is a pioneer in the semiconductor market. The Company's Z-80r product, introduced in 1975, is the largest selling 8-bit microprocessor in history. In 1998, ZiLOG products based on the Z-80 architecture accounted for approximately $38 million in revenue, representing approximately 19% of the Company's total revenue. Until February 27, 1998, the common stock was listed on the New York Stock Exchange and traded under the symbol "ZLG." Pursuant to an Agreement and Plan of Merger by and among TPG Partners II, L.P. ("TPG II"), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended (the "Merger Agreement"), Merger Sub merged with and into ZiLOG on February 27, 1998, and ZiLOG continues as the surviving corporation (the "Merger").

Headquartered in Campbell, California, the Company has its wafer fabrication facilities located in Nampa, Idaho and its final test facility center located in the Philippines. In January 1999, the Company completed its outsourcing of assembly operations to subcontractors in Indonesia and the Philippines. For the fiscal year ended December 31, 1998, the Company had revenue of $204.7 million, a net loss of $87.5 million and EBITDA of $19.3 million. EBITDA is defined as earnings from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation and special charges.

Unless the context otherwise requires, the terms "ZiLOG" and the "Company" are used throughout this Form 10-K to refer to both the Company and its subsidiaries. The Company's principal executive offices are located at 910 East Hamilton Avenue, Campbell, California 95008, and the Company's telephone number is (408) 558-8500.

The Industry

According to trade statistics published by the SIA, the semiconductor industry is currently comprised of three broad product segments: logic devices, including microprocessors, microcontrollers and digital signal processors, which process data (approximately 57% of total industry sales); memory devices, which store data (approximately 14% of total industry sales); and analog and discrete devices, which process electronic signals (approximately 29% of total industry sales). ZiLOG develops, manufactures and markets products in the logic device segment. The logic device segment further consists of three distinct categories: (i) general purpose logic products, such as the Intel Pentiumr microprocessor, which are neither application nor customer specific, are used for a wide array of logic-related functions and are typically capable of more functions than are actually required for any given application; (ii) Application Specific Integrated Circuits ("ASICs"), which are designed to meet particular application requirements, are usually proprietary to one customer and are generally produced in relatively small volumes; and (iii) ASSPs, which are designed for a particular application, but are not proprietary to a single customer.

The Company believes that the market for ASSPs is distinct from other logic and memory markets in that it is less cyclical and that ASSPs typically have longer product life cycles. ZiLOG's ASSP products are primarily based upon 8-bit and 16-bit microprocessors, microcontrollers or digital signal processors. Applications in the ASSP market generally do not demand the processing power of general purpose microprocessors such as the Intel Pentium microprocessor, which operates personal computers; rather, ZiLOG's products operate or perform specialized functions in products such as telephones, garage door openers and televisions, all of which exhibit growing degrees of IC content.

Markets

ZiLOG relies upon its knowledge, experience, customer relationships and proprietary core and cell designs to target products in the rapidly growing communications, integrated controls and home entertainment markets.
Because ZiLOG creates ASSPs which have a high degree of integration and which are designed for a particular application, but which are not proprietary to a single customer, ZiLOG's ASSPs typically address larger aggregate markets and generally have higher production volumes than ASICs. ZiLOG works closely with industry leaders in its selected markets to design innovative products. Through its customer relationships, ZiLOG has been able to establish and maintain technological leadership, attract multiple customers in the same market and create industry standards. The Company believes that it is well positioned with respect to the trends in its target market areas, which include the increase in the complexity and sophistication of home entertainment electronics products and the increased importance of networking in the age of the Internet.

ZiLOG currently offers over 650 products (independent of ROM codes), sold in a wide selection of package, speed grade and other configurations to more than 4,900 customers worldwide. ZiLOG's customers include Acer, Alcatel, Arrow, Black and Decker, Chamberlain, Digital Security Controls, Future Electronics, Kimball Electronics, Logitech, Microsoft, NMB, Motorola, Northern Telecom, Samsung, SGS-Thomson, TLG Electronics, the Veba Group and Zenith.

ZiLOG's three target markets are communications, integrated controls and home entertainment. Each of these target markets are described as follows:

Communications: The Company believes that its communications products are well positioned to address the connectivity requirements of the Internet. Accordingly, the communications market is growing in response to the need to connect computer systems at remote locations and the need for multiple users to share peripherals such as printers and facsimile machines. By networking computers and peripherals, it is possible to communicate on the Internet, share information files, distribute computer loads more efficiently and facilitate communications between terminals, computers and peripherals, thereby maximizing the benefit from an investment in computer equipment. ZiLOG sells microprocessors optimized for use in the following communications applications: Ethernet routers, bridges, data switches, modems, terminals, printers, workstations, local area networks and wide area networks.

Integrated controls: The Company's integrated controls products address a need for embedded intelligence and control functions. Covering a wide variety of applications, the markets that are addressed include: personal computer peripheral products such as keyboards and pointing devices; security systems including garage door openers, smoke alarms and security control panels; appliances such as battery chargers for cordless tools and cellular phones; wireless voice such as cordless phones; and wireless data which includes automated meter readers. In addition, ZiLOG's integrated controls business unit provides field programmable general purpose microcontrollers that are used by a diverse customer base in many other applications.

Home entertainment: The increase in the use of ASSPs in home entertainment has created significant worldwide market opportunities for ZiLOG.
Sophisticated ASSPs are increasingly found in home entertainment products including television controllers, infrared remote controls and VCRs. ZiLOG's ASSPs in this market typically control the digital functions of the unit, on-screen displays and interaction with remote control units.

The following table summarizes selected applications of the Company's products in the communications, integrated controls and home entertainment markets:

                                     Integrated            Home
   End Market:     Communications     Controls         Entertainment
------------------ ------------- ------------------- -----------------
Percentage of net
  sales for 1998       33.7%            41.9%              24.4%
------------------ ------------- ------------------- -----------------
Applications:      ISDN          Cordless phones     Television
                   WAN           Mouse-type pointing controllers
                   XDSL          device              Infrared remote
                   Modems        Keyboard            controls
                   ATM/frame     Battery chargers
                   relay         Household
                                 appliances
                                 Meter reader
                                 Card reader
                                 Security systems


Customers:         Cisco         Acer                Samsung
                   Lucent        Black & Decker      SGS-Thomson
                   Motorola      Hewlett-Packard     Sharp
                                 Logitech            Sony
                                 Microsoft           Zenith
                                 NMB

Example of Product
Application:       Modem         Mouse               Television


Example of Zilog
  ASSP Function:   Transmits and Causes cursor       Digital Tuning
                   receives data to move             Control Features
                                                     On-Screen Display
                                                     Closed Captioning
                                                     Vertical Blanking

Business Strategy

Curtis J. Crawford, formerly Group President of the Microelectronics Group and President of the Intellectual Property Division of Lucent Technologies, joined ZiLOG as President and Chief Executive Officer in February 1998. Since that time, the Company replaced the majority of its senior management team with executives who were attracted to ZiLOG from large multinational companies in a variety of industry sectors. The new management team is focused on leveraging the Company's core strengths using the following business strategies:

Increase customer focus: In 1998, the Company adopted an operating philosophy that customer relations were extremely important. Many of the Company's regular management meetings now begin with a discussion about customers. By improving customer contact at many levels, the Company expects to increase design wins and sales with both existing and new customers. This effort includes the establishment in 1999, of a customer support center in Austin, Texas, to enhance ZiLOG's relations with its distributors and develop complete solutions that fulfill the customers' anticipated needs. Since competition for customers occurs initially at the design stage, ZiLOG believes that once a customer commits to a design, it typically results in a proprietary supplier relationship. ZiLOG believes a strong focus on design wins through an increase in customer support at all levels within the Company should lead to an increased base of recurring revenues from its customers.

Complete solutions: The Company believes strongly in providing "complete solutions" to its customers. Complete solutions include the contemporaneous development and release of the hardware, software, firmware, robust support tools, reference design, collateral information, certification of products and having available knowledgeable systems support personnel to assist customers to effectively use ZiLOG's complete solutions. The Company believes that time to market will improve for customers who use complete solutions. In many cases, the Company believes that a customer's total system cost will be reduced by integrating more functions into the complete solution package and permitting the Company to add more value to the customer's end product application.

Expand product capabilities: The Company's position within its markets depends in part upon the strength and capabilities of its library of proprietary designs. ZiLOG is expanding its existing library by developing ideas for new products, continued investment in computer-aided development tools to assist the Company's design engineers, and acquiring additional design technology from third parties. The Company is also creating more robust customer support tools to enable customers to more easily use ZiLOG's products. By investing in its design library, alternative technology from third parties and complete solutions, ZiLOG believes it will be able to offer more products with broader functionalities and enhance its competitive position with new and existing customers. The Company's strategy is to increase the functionality of designs in its existing product lines to meet the changing requirements of evolving applications and to enable the Company to design new products in new markets.

Internet site: In a recent survey, 71% of design engineers stated that Internet access was a critical or important factor in choosing a semiconductor supplier. In 1998, ZiLOG undertook many initiatives to help turn its Internet site into a major marketing and sales tool. These include:
    o Redesigning the entire site with the design engineer in mind
    o Highlighting new products and services on the home page
    o Creating content that drives repeat visitation
    o Linking with the Company's partners' websites
    o Centralizing technical support information
    o Preparing the site for e-commerce
    o Posting the Company's most-requested documentation

ZiLOG's efforts to improve the website will continue in 1999. The Company will post a new version of the website that will be even more user-friendly.

Efficiency of operations: The Company has made significant capital expenditures of approximately $256 million over the last four years primarily to increase capacity and improve efficiency at its facilities. ZiLOG recently completed the transition of its assembly operations to subcontractors. The benefits that assembly subcontractors offer include providing ZiLOG with access to advanced packaging technology, as well as competitive pricing, cycle times and quality. In addition, outsourcing assembly operations permits the Company to mitigate future capital expenditures in this area. See "Management's Discussion and Analysis of Financial Condition."

Return to revenue growth and gross margin improvement: The Company instituted programs in 1998 to position ZiLOG for a return to revenue growth and gross margin improvement. These efforts, commencing in the second half of 1998 and continuing today, were targeted to reverse adverse financial trends experienced by the Company since the third quarter of 1996. To increase revenue, the Company focused on improving relations with its distributors; improving sales mix, developing comprehensive product roadmaps and enhancing its advertising and promotional campaigns. The Company adopted a new system of operating and financial metrics to permit management to more effectively monitor its performance. Gross margins were improved in the second half of 1998 when compared to the first half of 1998, by reducing manufacturing costs through reductions in force, shift structure changes and negotiating lower costs with suppliers.

Research and Development

ZiLOG believes that the continued introduction of complete new ASSPs in its target markets are essential to its growth. As of December 31, 1998, ZiLOG employed 139 people in research and development. Expenditures for research and development in 1998, 1997 and 1996 were approximately $28.8 million, $30.5 million, and $30.5 million respectively, representing approximately 14%, 12%, and 10% respectively, of net sales.

Most of ZiLOG's new products are created by design engineers through the use of the Company's proprietary design library. All of the designs in ZiLOG's library are produced by a subset of ZiLOG's standard manufacturing process. The design rules employed ensure that the need to adjust the library is minimal as manufacturing technology advances to smaller dimensions.

Manufacturing

ZiLOG operates two semiconductor fabrication facilities in Nampa, Idaho, which contain fabrication modules equipped to produce products with submicron dimensions. The Company can manufacture certain ASSPs using low volume, low cost production runs from its MOD II facility built in 1984, as well as more tightly integrated, newly developed ASSPs from its MOD III facility built in 1996. The Company's facilities enable ZiLOG to produce mixed-signal (analog-digital conversion) ASSPs. ZiLOG's MOD III facility is currently producing ASSPs at 0.35, 0.65 and 0.8 micron geometries. Overall, the Company estimates its facilities are operating at approximately 75% of capacity which should enable the Company to capitalize on future upswings in industry demand. The Company further believes that its manufacturing facilities provide cost and quality competitive advantages. In addition, the Company conducts most of its final test operations at its facility in the Philippines. ZiLOG uses outside contract assemblers for packaging of its products. The Company believes that its manufacturing facilities will remain competitive in the current market environment without additional significant capital expenditures.

A skilled workforce is very important to high productivity in semiconductor manufacturing. ZiLOG maintains extensive personnel training and certification programs in its plants and believes that this leads to lower turnover and higher worker involvement. All of ZiLOG's operations are managed through the use of statistical process control techniques.

International Standards Organization ISO 9001 and 9002 certifications were granted to the Company's facilities in Nampa, Idaho and ISO 9002 certification was granted to the Company's Philippines test facility. ISO certifications reflect the stringent quality standards to which all ZiLOG products are manufactured. These certifications enhance the reputation and quality of the Company's products.

ZiLOG's facilities in Nampa, Idaho recently received ISO 14001 certification by the National Standards Authority of Ireland, an independent auditor of environmental management systems (EMS). The Company believes that ISO 14001 certification is widely recognized as the global standard for measuring the effectiveness of a company's environmental safeguards. To qualify, companies must implement an EMS program, comply with all relevant regulations, commit to prevent pollution, adopt a program of continual improvement, and submit to periodic outside audits. ZiLOG's environmental management program controls and monitors air quality, water use and conservation, waste disposal and chemical handling, among other issues.

Sales and Marketing

In 1998, ZiLOG shipped its products to over 4,900 customers through its direct sales force and through manufacturers' sales representatives and distributors. The Company's products are sold to manufacturers in communications, integrated controls and home entertainment markets as well as the military and aerospace industries.

The Company has sales offices located in the metropolitan areas of Atlanta, Austin, Boston, Campbell, Chicago, Cleveland, Dallas, El Paso, Minneapolis, Orange County, Philadelphia, Portland, San Diego, Beijing, Erfurt, Hong Kong, Kuala Lumpur, London, Munich, Seoul, Shanghai, Shenzhen, Singapore, Taipei, Tokyo, Toronto and Vancouver. Each of these offices has a direct sales force that calls on large accounts and manages the activities of ZiLOG's 120 sales representative organizations. The Company frequently holds technical sales conferences and training sessions for its direct sales and sales representative personnel.

ZiLOG's direct marketing force consists of technical specialists and field application engineers. ZiLOG's technical specialists are based at corporate headquarters and focus exclusively on one of communications, integrated controls or home entertainment applications. Field application engineers are located in ZiLOG's sales offices around the world and work directly with local customers in close consultation with the Company's technical specialists. Field application engineers typically develop technology expertise in the market segment, which is most prominent in their geographic area.

ZiLOG also markets and sells its products through five North American distributors and 38 international distributors. As is common in the semiconductor industry, ZiLOG grants price protection and limited rights of return to distributors. In certain circumstances, distributors are granted a credit for the difference between the price they were originally charged for products in inventory at the time of a price reduction, and the reduced price which ZiLOG subsequently charges.

For the years ended December 31, 1998, 1997 and 1996, sales to customers located outside of the United States ("U.S.") aggregated approximately 61%, 59% and 56%, respectively, of net sales for these periods. Total net sales to these international customers in each of such periods were approximately $125.5 million, $154.2 million and $166.9 million, respectively. See "Factors that May Affect Future Results-International Operations."

For the year ended December 31, 1998, one distributor accounted for 10.5% of ZiLOG's net sales. No other customer accounted for more than 10% of ZiLOG's net sales during 1998.

Competition

The principal competitive factors in ZiLOG's markets include design and end-market applications expertise, product features and performance, including the ability to preserve the customers' software, price, time to market and manufacturing. ZiLOG believes its competitive strengths include its expertise in the technology of a broad range of applications in the communications, integrated controls and home entertainment markets, its design methodology which includes its design system with its extensive library of customer familiar cores and cells and its manufacturing facilities and capabilities.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than ZiLOG with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market. The ability of ZiLOG to compete successfully in its markets depends on factors both within and outside of its control, including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate ZiLOG's ASSPs into their products, success of competitors' products and general economic conditions.

ZiLOG competes with its licensees on certain products. With respect to certain products, ZiLOG competes with other ASSP manufacturers, which target the same specific market segment. However, the Company believes no single competitor addresses exactly the same set of products or markets as ZiLOG.

The Company's sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for its customers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. Accordingly, the Company does not believe its backlog is an accurate measure of net sales or operating results for any period. See "Factors That May Affect Future Results-Customer Concentration."

Patents and Licenses

ZiLOG holds 98 U.S. patents and has 23 U.S. patent applications pending, as well as 21 pending foreign patent applications. ZiLOG has also filed and received one patent outside of the U.S. ZiLOG has more than 175 U.S. mask work registrations on its products. Copyright registrations are held by ZiLOG to protect proprietary software employed in over 100 of its products. The Company has claimed more than 40 trademarks or servicemarks.

ZiLOG's ability to compete may be enhanced by its ability to protect its proprietary information, including the issuance of patents, copyrights, mask work registrations and trademarks. Only a few of these intellectual property rights have been litigated. While no intellectual property right of ZiLOG has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. Accordingly, management believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of the Company's engineers and other personnel will be extremely important in determining ZiLOG's future technological success.

ZiLOG has more than 100 active licenses for product or technology exchange. The purpose of these licenses has, in general, been to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

As is typical in the semiconductor industry, ZiLOG has from time to time received, and may in the future receive, communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights covering certain of ZiLOG's products, technologies or information. Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG. See "Factors That May Affect Future Results-Intellectual Property Rights."

Employees

As of December 31, 1998, ZiLOG employed 1,611 full-time persons, including 1,207 in manufacturing, 139 in research and development, 192 in sales and marketing and 73 in finance and administration. In January 1999, the Company terminated 384 employees in connection with the outsourcing of its Philippines assembly operations. ZiLOG considers its relations with its employees to be good, and believes its future success will depend, in large part, upon its ability to attract, retain, train, and motivate its employees. None of the Company's employees are represented by labor unions.

Environmental

ZiLOG is subject to a variety of government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. ZiLOG believes it has also obtained all necessary environmental permits to conduct its business, which generally relate to the discharge of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on ZiLOG, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by ZiLOG to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities.

In 1996, the U.S. District Court for the District of Idaho entered orders approving a settlement in the lawsuit entitled Tsotung Ko, et al. v. ZiLOG, Inc. In the suit, 31 plaintiffs alleged that the Company endangered their health and safety by chemical exposures at one of the Company's Nampa, Idaho facilities. In addition, the plaintiffs alleged that the Company discriminated against them after they were injured by chemical exposures. Although the Company made payments in connection with the settlement, the Company strongly denied these allegations.

In January 1998, the newspaper USA Today published a series of articles about environmental and employee health and safety conditions at semiconductor manufacturing facilities. The Company's operations during 1993 and 1994 and the previously settled lawsuit were the primary subjects of one article and were mentioned in several other articles. Since 1993, the Company has constructed its MOD III facility, expanded MOD II, closed MOD I and has upgraded the environmental monitoring and control equipment at its MOD II facility. The Company believes it is in substantial compliance with all applicable environmental and employee health and safety regulations. However, this public attention focused on the environmental and employee health and safety conditions at the Company's facilities could increase the incidence of environmental or employee health and safety complaints or governmental investigations into the Company's operations and there can be no assurance that the Company will not incur significant expense in connection therewith.

In February 1999, ZiLOG's facilities in Nampa, Idaho received ISO 14001 certification by the National Standards Authority of Ireland, an independent auditor of environmental management systems (EMS). The Company believes that ISO 14001 certification is widely recognized as the global standard for measuring the effectiveness of a Company's environmental safeguards. To qualify, companies must implement an EMS program, comply with all relevant regulations, commit to prevent pollution, adopt a program of continual improvement, and submit to periodic outside audits. ZiLOG's environmental management program controls and monitors air quality, water use and conservation waste disposal and chemical handling among other issues.

The Merger

Pursuant to the Merger Agreement, dated as of July 20, 1997, as amended, Merger Sub merged with and into ZiLOG on February 27, 1998, and ZiLOG continues as the surviving corporation. The Merger was approved by ZiLOG's stockholders on January 27, 1998. On February 27, 1998, as a result of the Merger, ZiLOG ceased being a publicly traded company. By virtue of the Merger, certain shares of ZiLOG Common Stock having an implied value of approximately $7.5 million held by certain of ZiLOG's stockholders prior to the Merger were converted into Common Stock of ZiLOG, the surviving corporation. All other shares of outstanding Common Stock were canceled and, except for shares of Common Stock held in ZiLOG's treasury, owned by ZiLOG or any subsidiary of ZiLOG, or held by a stockholder of ZiLOG who has properly exercised appraisal rights under Delaware law, were converted into the right to receive cash consideration, all as set forth in the Merger Agreement. By virtue of the Merger, the Common Stock of Merger Sub was converted into new shares of Common Stock, Class A Non-Voting Common Stock and Preferred Stock of ZiLOG.

ITEM 2. PROPERTIES

ZiLOG's headquarters are located at 910 East Hamilton Avenue, Campbell, California, in a 108,000 square foot facility leased through February 2004. ZiLOG performs wafer fabrication at its 77,000 square foot and 128,000 square foot buildings located on a 65-acre site in Nampa, Idaho. ZiLOG owns these Idaho facilities.

A majority of the Company's final test operations are performed at ZiLOG's 54,000 square foot facility in the Philippines, which is leased through 2004. ZiLOG has leased a 17,249 square foot customer support and engineering design center in Austin, Texas, which expires February 14, 2003. In addition, ZiLOG has short-term leases for its sales offices located in the U.S., Canada, England, Germany, Japan, Korea, Malaysia, the People's Republic of China (including Hong Kong), Singapore and Taiwan.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in a purported class action lawsuit which was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants.

Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG. See "Business-Patents and Licenses."

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. ZiLOG intends to defend itself vigorously in these matters. ZiLOG's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As a result of the Merger, which was consummated on February 27, 1998, ZiLOG's Common Stock is no longer traded. From May 17, 1995 through February 27, 1998, the Company's Common Stock traded on the New York Stock Exchange under the symbol "ZLG." Previously, the Company's Common Stock traded on the Nasdaq National Market under the symbol "ZLOG." The following table shows the high and low closing prices for the Common Stock of the Company for the periods indicated, as reported by the New York Stock Exchange:

                                                       High       Low
                                                    ---------- ---------
Year Ended December 31, 1997:
 First quarter....................................  $ 27 5/8   $ 21 1/2
 Second quarter...................................    23 1/2     17 1/4
 Third quarter....................................    24 13/16   18 3/4
 Fourth quarter...................................    24 5/8     18 1/16

Year Ended December 31, 1998:
 First Quarter (through February 27, 1998).......   $ 19 15/16 $ 18 5/16

As of December 31, 1998, there were approximately 229 stockholders of record of the Company's Common Stock, eight holders of the Company's
Class A Non-Voting Common Stock and eight holders of the Company's
Series A Cumulative Preferred Stock. Immediately after consummation of the Merger, ZiLOG's Board of Directors (the "Board"), declared a 4-for-1 stock split in the form of a dividend for each share of Common Stock and Class A Non-Voting Common Stock and designated 1,500,000 shares of Preferred Stock as Series A Cumulative Preferred Stock. In August 1998, the Board approved a 2-for-1 stock split on each share of Common Stock and Class A Non-Voting Common Stock.

The Company has not paid cash dividends on its Common Stock, Class A Non-Voting Common Stock or Series A Cumulative Preferred Stock and does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the agreement dated as of February 27, 1998, by and between the Company, certain of its subsidiaries and State Street Bank and Trust Company, as trustee (the "Indenture"), governing the Senior Secured Notes (the "Notes") and the Secured Revolving Credit Facility (the
"Credit Facility") limit the Company's ability to pay dividends on its capital stock. The Company intends to retain its earnings for the development of its business.

The Company's Series A Cumulative Preferred Stock accumulates dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 26, 2008, and 15.5% per annum thereafter. Dividends will be payable, at the election of the Board but subject to availability of funds and the terms of the Indenture (the "Indenture"), and the Credit Facility, in cash or in kind through a corresponding increase in the liquidation preference of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock will have an initial liquidation preference of $100.00 per share.

To the extent that a quarterly dividend payment in respect of a share of Series A Cumulative Preferred Stock is not made in cash when due, the amount of such unpaid dividend will accumulate (whether or not declared by the Board) through an increase in the liquidation preference of such share of Series A Cumulative Preferred Stock equal to the amount of such unpaid dividend, and compounding dividends will accumulate on all such accumulated and unpaid dividends. The liquidation preference will be reduced to the extent that previously accumulated dividends are thereafter paid in cash. The Company is required on February 27, 2008 to pay in cash all accumulated dividends that have been applied to increase the liquidation preference, but only to the extent that such dividends have not been paid in cash.

Shares of Series A Cumulative Preferred Stock may be redeemed at the option of the Company, in whole or in part, at 100%, if redeemed on or after February 27, 2003, in each case of the sum of (a) the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the date of redemption. Optional redemption of the Series A Cumulative Preferred Stock will be subject to, and expressly conditioned upon, certain limitations under the Indenture and the New Credit Facility.

In certain circumstances, including the occurrence of a change of control of the Company, but again subject to certain limitations under the Indenture, the Company may be required to repurchase shares of Series A Cumulative Preferred Stock at 101% of (a) the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the repurchase date

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and its subsidiaries.

                                       Years Ended December 31,
                           -------------------------------------------------
                             1998      1997      1996      1995      1994
                           --------- --------- --------- --------- ---------
                                              (in thousands)
Consolidated Statements of
Operations Data:
Net sales................. $204,738  $261,097  $298,425  $265,122  $223,316

Costs and expenses:
 Cost of sales............  163,315   171,722   175,319   135,066   111,288
 Research and
   development............   28,846    30,467    30,548    24,546    23,048
 Selling, general and
   administrative.........   54,317    47,806    47,934    41,943    37,790
 Special charges (1)......    5,286       --        --        --        --
                           --------- --------- --------- --------- ---------
Total costs and
  expenses................  251,764   249,995   253,801   201,555   172,126
                           --------- --------- --------- --------- ---------
Operating income (loss)...  (47,026)   11,102    44,624    63,567    51,190
Other income (expense):
Interest income
  (expense), net..........  (20,620)    2,892     2,443     2,676     2,496
Other, net................     (796)      832      (911)     (360)      860
                           --------- --------- --------- --------- ---------
Income (loss) before
  income taxes............  (68,442)   14,826    46,156    65,883    54,546
Provision (benefit) for
  income taxes............  (14,248)    2,965    16,155    23,418    19,637
                           --------- --------- --------- --------- ---------
Net income (loss)......... ($54,194)  $11,861   $30,001   $42,465   $34,909
                           ========= ========= ========= ========= =========

EBITDA(2).................  $19,259   $75,456   $91,307   $89,478   $72,383


Consolidated Balance Sheet
Data (at end of period):
Working capital...........  $46,807  $131,594   $88,567  $102,761   $85,173
Total assets.............. $297,071  $415,639  $401,066  $353,430  $286,691
Notes payable............. $280,000    $  --     $  --     $  --     $  --
Other non-current
  liabilities.............   $6,349   $16,070   $16,050    $8,435    $4,210
Shareholders' equity
  (deficiency)............ ($48,231) $340,482  $325,280  $278,864  $212,595


(1) Special charges consist of recapitalization charges and restructuring charges. See Note 4 to the Consolidated Financial Statements.

(2) EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of goodwill, non-cash stock compensation expenses and special charges.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1997 and 1996. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning the Company's business environment, consolidated results of operations and liquidity and capital resources. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-K, including the significant considerations and risks discussed in this Form 10-K; the results of the Company's recapitalization; execution of the Company's new business strategy and cost reduction programs; general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; competitive actions by other companies; changes in the mix of products or customers or in the level of operating expenses; the ability of the Company to generate cash and service debt; and other factors, many of which are beyond the control of ZiLOG and its subsidiaries. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences or effects on the Company and its subsidiaries or their business or operations. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or are anticipated to occur or arise after the date hereof, except as required by law.

General

ZiLOG is a worldwide designer, manufacturer and marketer of semiconductor products for use in communications, integrated controls, and home entertainment end markets. ZiLOG's products, many of which are "designed in" to customers' end products, generally have longer life cycles than general-purpose microprocessors.

ZiLOG, a pioneer in the semiconductor market, which is headquartered in Campbell, California, operates two fabrication facilities in Nampa, Idaho, and one test facility in the Philippines. For the fiscal year ended December 31, 1998, the Company generated net sales of $204.7 million, a net loss of $87.5 million and EBITDA of $19.3 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

During 1998, ZiLOG, like other companies in the semiconductor industry, experienced a general decline in net sales and average selling prices. Net sales for 1998 were $204.7 million, compared to $261.1 million in 1997, a decrease of 21.6 %. The decline in 1998 net sales from 1997 was primarily attributable to a decrease in sales of the Company's communications products and weaker distribution sales as distributors reduced inventory levels during the first nine months of 1998. These decreases resulted in lower volumes and lower average selling prices ("ASPs"). Since communications products are typically those with the highest ASPs, the volume reduction in this business unit also resulted in an overall ASP decline.

In 1998, the Company generated approximately $79.5 million, or 38.8%, compared to $98.5 million, or 37.7% in 1997, of its net sales, from sales to customers located in China (including Hong Kong), Korea, Thailand, Taiwan and Singapore. While economic activity in some of these countries, most notably Korea, has been adversely affected by recent developments in local currency and banking markets, the Company believes that the effect of these developments on its business is somewhat mitigated by the financial condition of many of ZiLOG's customers in these markets, many of which are leaders in their respective industries and conduct their business on a multinational basis. In addition, a substantial portion of the Company's total revenue generated from the Asian region in 1998, was related to end-products subsequently exported to non-Asian markets such as the U.S. and Europe and therefore represents an important source of foreign currency for these customers. The Company believes that it will continue to benefit from the geographic diversity of its customers and the diverse end-markets for its customers' products. No assurance can be given that continued negative developments in the Asian region will not have an adverse effect on ZiLOG's future operating performance. See Business-Factors That May Affect Future Results-International
Operations."

Cost of sales in 1998 was $163.3 million or 79.8% of net sales as compared to $171.7 million or 65.8% of net sales in 1997. The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Costs of sales fluctuate, depending on manufacturing productivity, product mix, equipment utilization and depreciation. The increase in percentage of cost of sales to net sales for 1998 was primarily attributable to lower net sales, a change in product mix (due to lower communications products sales) and the underutilization of wafer fabrication manufacturing capacity, including depreciation charges of $54.7 MILLION IN 1998.

Research and development expenses for 1998 were $28.8 million or 14.1% of net sales compared to $30.5 million or 11.7% of net sales in 1997 which, when compared on a dollar-to-dollar basis represents a decrease of 5.6%. During 1998, the Company's research and development expenditures were focused on technology for its new 0.35 micron CMOS wafer fabrication process, new and enhanced product development, and new customer development tools. Product development in 1998 was primarily in the areas of modem and modem modules, home entertainment, and Z8+ microprocessor core products. The 1998 decrease in research and development expenses as compared to 1997, was primarily due to a decrease of $2.8 million related to a reduction in tooling and wafer mask expenses which were partially offset by an increase in depreciation expense for the Company's tool development lab.

Selling, general and administrative expenses for 1998 were $54.3 million compared to $47.8 million for 1997, an increase of 13.6%. The increase over 1997 levels was primarily related to increased rent and operating costs associated with the Company's new headquarters facility, increased information systems costs, and higher payroll and travel expenses including $1.5 million for a sales conference.

During 1998, the Company recorded special charges of $38.6 million, which included recapitalization expenses of $33.3 million in connection with the Merger and expenses of $5.3 million related to the restructuring of operations. The recapitalization charges consisted primarily of executive severance costs, employee stock option buy-outs, retention bonuses for existing employees, new executive bonuses, bridge loan fees and consulting fees and expenses. The Company incurred restructuring charges totaling approximately $5.3 million. Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions, improve the productivity of its manufacturing facilities by leveraging its technology investments and renew its focus on the distribution channel. Restructuring actions related to manufacturing operations took place in the third and fourth quarters of 1998. The third quarter restructuring costs consisted of approximately $1.0 million for severance pay and benefits for terminated employees. This action reduced the Company's workforce in its Nampa, Idaho wafer fabrication facility by 20%, or approximately 120 positions. Also in the third quarter, the Company recorded a restructuring charge in the amount of $0.7 million. The third quarter restructuring costs consisted of severance pay and benefits for terminated employees in conjunction with the elimination of 33 positions in sales and headquarters operations in order to streamline the Company's worldwide sales organizations and renew its focus on the distribution channel. The restructuring costs for the fourth quarter consisted of approximately $2.4 million for severance pay and benefits for terminated employees and $1.2 million for fixed asset write-offs related to the closure of its assembly operations in the Philippines. The payment of severance benefits for this action occurred in January 1999. In connection with the fourth quarter action, ZiLOG completed the transition of its assembly operations to subcontractors. The benefits that subcontractors provide include advanced packaging technology, as well as competitive pricing, cycle times and quality. In addition, outsourcing assembly operations permits the Company to mitigate future capital expenditures in this area.

Other income (expense), net, decreased to $21.4 million in expense in 1998 from $3.7 million of income for 1997. The primary reason for the decrease was for interest expense on the Company's Senior Notes issued in conjunction with the Merger on February 27, 1998, and deferred financing costs, which exceeded royalty and interest income. The Company will incur approximately $28.1 million in interest expense annually on the Notes, including $1.5 million in amortization of debt issuance costs, until their maturity, which occurs on February 27, 2005.

The Company's benefit for income taxes was 14.0% for 1998 compared to provisions for income taxes of 20% and 35% for 1997 and 1996, respectively. The 1998 rate reflects the benefit of refundable taxes related to the Company's overall loss position and realization of deferred tax assets based on the reversal of taxable temporary differences, offset by foreign taxes. Based on the weight of available evidence including management's assessment of future taxable income over the next two to three years, the Company has provided a valuation allowance of $17.4 million against deferred tax assets for 1998. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. The lower provision for income tax for 1997, as compared to 1996, is primarily attributable to a larger impact of tax exempt interest income, foreign earnings taxed at a lower than the U.S. tax rate and the reinstatement of the research and development tax credit on reduced pre-tax earnings. The Philippines tax holiday expired in 1997.

Net sales for 1998 by business segment were $68.9 million, $85.9 million and $49.9 million for the communications, integrated controls and home entertainment business segments, respectively. These amounts represent decreases of 38.7%, 11.1% and 4.1% for the communications, integrated controls and home entertainment business segments, respectively, when compared to 1997 net sales. The decrease in communications net sales, which are sold mostly through distribution, was primarily due to distributors reducing inventory levels from approximately 12 weeks to eight. This reduction, which significantly improved the Company's relationships with its distributors, took place over the first nine months of 1998. Since the Company's communications products are typically those with the highest ASP, this also resulted in an overall ASP decline of approximately 25% when compared to 1997. When compared to net sales for 1997, the integrated controls business segment declined in 1998 primarily as a result of product mix. The Company sold more devices in the appliance and keyboard/pointing devices product lines and fewer devices in its security and wireless product lines. The year-to-year decrease in the home entertainment business segment was primarily the result of a 27% decrease in ASPs in 1998 compared to 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Sales for 1997 were $261.1 million, compared to $298.4 million in 1996, a decrease of $37.3 million, or 12.5%. The sales decline was primarily attributable to (i) an ongoing shift at a data communications customer that was moving toward modems that do not require a controller and (ii) the decrease of microprocessor sales to hard disk manufacturers. The data communications customer, which generated approximately 12.8% of 1996 revenues, was in the process, during 1997, of changing the newest model(s) of its modem product, which resulted in a decrease to ZiLOG of approximately $23 million in revenues versus the year-earlier period, although this particular customer continued to purchase ZiLOG's products for other applications. Sales in 1997 to this customer totaled $4.7 million in the first quarter, $3.4 million in the second quarter, $4.8 million in the third quarter and $2.6 million in the fourth quarter. No single customer accounted for more than 8% of revenues in 1997. The discontinuation of the development and marketing of the hard disk products, which resulted in a decrease to ZiLOG of approximately $8.5 million in revenue versus the year-earlier period, reflected the Company's strategic decision to refocus its development efforts on other market opportunities.

Overall unit volume increased by 15.4% in 1997, largely driven by increased demand for the Company's keyboard and pointing device ASSPs. Revenue growth, however, was adversely affected by generally declining average selling prices as a result of changes in sales mix described above and continuing over-capacity in the industry.

Cost of sales in 1997 was $171.7 million or 65.8% of sales, compared to $175.3 million or 58.7% of sales in 1996, a decrease of $3.6 million or 2.1%. The decrease in cost of sales was primarily attributable to the elimination in 1997 of outside wafer foundry cost offset by increased depreciation of $15.8 million and overhead associated with the new MOD III manufacturing facility in Nampa, Idaho, which was completed in 1996. Excluding this increase in depreciation expense associated with the new facility, 1997 cost of sales as a percent of revenues was relatively unchanged at 59.7% compared to 58.7% in 1996.

Research and development expenses for 1997 and 1996 were both $30.5 million.

Selling, general and administrative expenses for 1997 were $47.8 million, which was relatively unchanged from the $47.9 million recorded in 1996. Administrative expenses were $1.5 million less in 1997 than in 1996 due to a litigation settlement in 1996, partially offset by higher recruiting and personnel costs in 1997 associated with increasing the sales force.

Operating income for 1997 was $11.1 million, or 4.3% of sales, compared to $44.6 million, or 15.0% of sales, for 1996. The reduction in operating income for 1997 was primarily due to a higher percentage of cost of goods sold as a result of lower revenues and increased depreciation charges associated with the Company's new MOD III manufacturing facility.

The Company's effective tax rate was 20% for 1997 compared with 35% for 1996. The reduced provision for income taxes for 1997 was primarily attributable to a larger impact of tax exempt percentage including foreign earnings taxed at a lower rate than the U.S. rate and reinstatement of the research and development tax credit on reduced pre-tax earnings.

Liquidity and Capital Resources

The Company's primary cash needs are debt service, working capital and capital expenditures. The Company has historically financed these cash requirements primarily through internally generated cash flows and cash received upon the exercise of stock options. As of December 31, 1998, the Company had cash and cash equivalents of approximately $50.9 million.

Cash used by operating activities was $5.1 million for fiscal 1998, while cash provided by operations was $72.6 million for fiscal 1997. The use of cash by operating activities in 1998 was primarily due to the Company's net loss, which was the result of reduced sales when compared to 1997, $38.6 million in special charges, as a result of the Merger and restructuring of the Company, and approximately $24.4 million of interest expense, primarily associated with the Notes, none of which were present
in 1997.   These amounts were partially offset by depreciation and
amortization of $62.9 million, and a $10.7 million reduction of inventory levels and cash provided by an improvement in accounts receivable collections. The Company does not anticipate further material reductions of its inventory levels.

Cash used for investing activities was $7.2 million during 1998. The Company invested $21.3 million in new capital expenditures primarily for new capital equipment for its manufacturing operations, product development tools and computer office upgrades. This use was partially offset by $14.1 million in proceeds received from the sale of short-term investments. Cash provided by investing activities of $1.1 million 1997 was primarily due to the sale of short-term investments, which were almost entirely offset by capital expenditures in the amount of $38.4 million.

Cash used by financing activities for 1998 was $29.1 million, while cash provided by financing activities in 1997 was $3.0 million. The use of cash by financing activities in 1998 was primarily for cash transactions related to the Merger including cash used to retire Common Stock and costs and fees associated with the Merger. Cash provided by financing activities in 1998 was $280 million of gross proceeds from the sale of the Notes and an equity investment by TPG II and certain other investors of $117.5 million, both of which were used for the purchase of pre-Merger outstanding Common Stock. Cash provided by financing activities in 1997 was primarily from exercises of stock options and purchases under ZiLOG's Stock Purchase Plan.

On December 30, 1998, ZiLOG obtained a new senior secured credit facility (the "New Facility") from a lender (the "Lender"). The commitment, which is up to $40 million, provides for a three-year revolving credit facility of up to $25 million and a five-year capital expenditure line of up to $15 million. The New Facility is secured by a perfected interest in all of the accounts receivable and inventory and proceeds thereof, and all eligible equipment. Borrowings under the New Facility are available at any time during its three-year term subject to a borrowing base of 80% of eligible accounts receivable and 40% of eligible inventory and the fulfillment of customary conditions precedent. The capital equipment line provides for loans of up to 70% of invoiced value for new equipment and 80% of appraised value for used equipment. The New Facility is subject to certain restrictive financial covenants and other restrictions customary for its type. ZiLOG will not be subject to any financial covenants as long as the Company has more than either $7.5 million in availability on the revolving line or $15.0 million of availability on both the revolving and capital equipment lines, combined, whichever event occurs first. Borrowings under the New Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the Lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. ZiLOG is required to pay the Lender, on a quarterly basis, a commitment fee on the undrawn portion of the facility equal to 1/4 of 1% per annum. ZiLOG is also obligated to pay a per annum letter of credit fee on the aggregate amount of outstanding letters of credit and customary arrangement and similar fees. The Company was in compliance with its obligations under the New Facility and there were no borrowings or letters of credit outstanding on the New Facility at December 31, 1998. At December 31, 1998, the Company's total calculated availability under the New Facility was $36.5 million.

The Company incurred substantial indebtedness in connection with the Merger. ZiLOG's ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. ZiLOG's primary cash needs are debt service, working capital and capital expenditures. ZiLOG made its first semi-annual interest payment on the Notes of approximately $13.6 million on September 1, 1998. The Company has financed its cash requirements for working capital and capital expenditures primarily through internally generated cash flows and existing cash reserves. Based upon the current level of operations, management believes that cash flow from operations, available cash and available borrowings under the New Facility will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital, and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next 12 months. However, there can be no assurances that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.

The agreement dated as of February 27, 1998, by and between the Company, certain of its subsidiaries and State Street Bank and Trust Company, as trustee governing the Notes issued in connection with the Merger contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional indebtedness, issue certain types of capital stock, pay dividends or distributions, make investments or certain other payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens and engage in mergers and consolidations. The Notes will mature on March 1, 2005. Interest on the Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

New Accounting Pronouncements

On January 1, 1998, the Company adopted the Financial Accounting Standard Board's ("FASB") Financial Accounting Standard ("FAS") No. 130,
Reporting Comprehensive Income and restated prior year's financial statements to conform to the reporting standard. FAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of FAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2000, and is not expected to have any impact on the Company's results of operations or financial condition.

Year 2000 Compliance

ZiLOG has an active year 2000 ("Y2K") readiness program and has, as of December 31, 1998, made a substantial effort to reasonably evaluate its operations to prevent any material adverse Y2K-related impact. This program began with a survey of potential sources of Y2K exposures in both information technology ("IT") Company resources and non-IT resources, which could potentially affect the Company's business. As of December 31, 1998, the majority of this initial source identification phase had been completed. For potential sources of Y2K risk which are external to the Company, such as with the Company's external vendors and suppliers, the Company typically relies upon written assurances of Y2K compliance from those various parties in lieu of physical testing by the Company's employees. To date, the Company has not identified any Y2K issues inherent in its products.

The next step in the Company's Y2K remediation program is to systematically analyze each identified potential internal IT and non-IT Y2K exposures to determine its likelihood of material effect on the Company's operation and the range of available remediation actions by performing physical tests which simulated performances of the systems with post-year 2000 dates. The Company's products, for the most part, involve hardware ICs, which, at the time of sale to customers, have no inherent date sensitive features. As of December 31, 1998, the analysis phase of the Y2K readiness program was substantially completed and the Company expects to complete its internal and external Y2K readiness programs by July 1, 1999.

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through December 31, 1998 was approximately $2.8 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which are expected to be completed by April 30, 1999. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $5 million, inclusive of the cost described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side include extended and substantial disruptions of the Company's key raw material suppliers of silicon wafers, piece parts, specialty chemicals and gasses. Examples on the service provider side would include, extended substantial disruptions of the Company's third party semiconductor assembly firms, telecommunications and data communications services, airfreight and delivery services, or the worldwide banking system. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services as a result of Y2K-related issues are unlikely to occur. However, no assurance can be given that unforeseen disruptions in the supply of basic goods or services will not have a material adverse effect on the Company.

The Company has made no contingency plans for handling Y2K issues because it believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to prevent all but minimal disruptions to its business processes. In the third quarter of 1999, the Company plans to conduct a review of then current advice from government agencies, transportation suppliers and major customers to determine what actions, if any, should be taken to mitigate loss of supply to customers through failures in customs clearances or transportation services. In the event of random, unforeseen Y2K problems (such as failures of specific pieces of process equipment or the temporary inability of certain vendors to provide materials or services), the Company believes that these types of issues will be resolved in the normal course of business, including the potential use of alternate suppliers.


Factors That May Affect Future Results

Substantial leverage and ability to service indebtedness: The Company has substantial amounts of outstanding indebtedness. As of December 31, 1998, the Company had outstanding $280 million of principal on its Notes. On December 30, 1998, the Company entered into a New Facility of up to $40 million consisting of a three year revolving credit facility of up to $25 million and a five year capital expenditure line of up to $15 million. The Company and its subsidiaries also may incur additional indebtedness in the future, subject to the limitations imposed by the Indenture governing the Notes and the restrictions imposed by the New Facility. The high degree to which the Company is leveraged may have important consequences to ZiLOG, including the following: (i) ZiLOG's ability to obtain additional financing for future acquisitions (if any), working capital, capital expenditures, product development or other purposes may be impaired or any such financing may not be available on terms favorable to ZiLOG; (ii) a substantial portion of ZiLOG's cash flow available from operations after satisfying certain liabilities arising in the ordinary course of business will be dedicated to the payment of debt service, thereby reducing funds that would otherwise be available to ZiLOG; (iii) a decrease in net operating cash flows or an increase in expenses of ZiLOG could make it difficult for ZiLOG to meet its debt service requirements or force it to modify its operations; and (iv) high leverage may place ZiLOG at a competitive disadvantage, limit its flexibility in reacting to changes in its operating environment and make it vulnerable to a downturn in its business or the economy generally. In addition, because the Notes are secured by substantially all the Company's real and personal property and the New Facility is secured by accounts receivable, inventories and equipment, the Company may have difficulty raising additional secured financing. Also there can be no assurance that the proceeds of any sale of collateral of any debt, including the Notes, would be sufficient to satisfy the aggregate amounts due on such debt. The value of such collateral and the amount for which it could be sold in the event of a foreclosure would depend on various factors at the time of the sales.

To satisfy the Company's obligations under the Notes and any future obligations under the New Facility, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, certain of which may be beyond the control of the Company. While the Company believes that, based on current levels of operations and its business plan, it will be able to meet its debt service and other obligations or to refinance its indebtedness, there can be no assurances with respect thereto. Moody's current rating of the Company's corporate credit and the Notes is a single (B). Standard and Poors current rating of the Company's corporate credit and the Notes is a single (B) minus, and the bank loan rating is a single (B). These ratings agencies can raise or lower their ratings of the Company at any time based on their analysis of the Company's financial condition and operating results. These ratings, particularly if they decline, could adversely affect the Company's ability to raise additional financing on acceptable terms or at all. See Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for information regarding the operating cash flow and debt service obligations of the Company.

Recent and anticipated operating results: ZiLOG's operating results are affected by a wide variety of factors which could have a material adverse effect on it including, but not limited to, ZiLOG's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing yields which affect ZiLOG's gross margins, market acceptance of ZiLOG's and its customers' products, the level of orders that are received and can be shipped in a quarter, customer order patterns and seasonality, cyclicality in the semiconductor industry, increases in freight costs, gain or loss of a significant customer and whether ZiLOG's customers buy from a distributor or directly from ZiLOG. In addition, the Company incurred a net loss of $87.5 million in 1998. Certain of the Company's products have sustained decreases in average selling prices and the Company has sustained product mix shifts that have caused average selling prices of ZiLOG's products in the aggregate to decrease by 25% in 1998 and this trend may continue. Significant reductions in selling prices may have a material adverse effect on the Company. ZiLOG will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, accelerated erosion of average selling prices and production over-capacity or events occurring in the U.S. economy or the economies of the worldwide markets ZiLOG serves. A significant decline in demand for ZiLOG's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

ZiLOG's revenue and EBITDA have declined from $261.1 million and $75.5 million, respectively, for 1997 to $204.7 million and $19.3 million, respectively, for 1998. Although the Company believes that it has developed a business strategy that will improve its operating performance, many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not continue to decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will be offset by any increase in revenue. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Continued significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations.

During the second half of 1997 and all of 1998, ZiLOG experienced a general decline in revenue and profit as the semiconductor industry also incurred an overall decline. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or foundry for greater efficiency and lower short-term costs; changes in shift structures; and temporary and permanent plant shutdowns. In addition, the Company is considering realignment of capital expenditures consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful in repositioning the Company or result in increased efficiency or profitability.

From time to time, the Company has experienced a shortage of certain products which caused delays in shipment to its customers. Failure to deliver product to customers in a timely manner could have a material adverse effect on the Company.

Risks of acquisitions: The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities. However, no assurance can be given that ZiLOG will consummate any acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. ZiLOG may not have had any experience with technologies and markets involved with the acquired business and accordingly may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses and acquisitions may disrupt the acquired business and ZiLOG's existing business. In addition, there can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

The semiconductor industry: The semiconductor industry has been characterized as cyclical. The industry has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. During 1995, the semiconductor industry in general, including ZiLOG, experienced a period of increased demand. During 1996, the industry experienced a slowdown from the growth levels of 1995. ZiLOG experienced this slowdown during the last two quarters of 1996. Additionally, during 1997 and 1998, ZiLOG's revenue and profit have been lower than their respective levels in 1996 and there can be no assurance that revenue and profit will return to historic levels. ZiLOG will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. The fluctuations are difficult to foresee and there can be no assurance that future fluctuations will not be more severe or prolonged or otherwise would not have a material adverse effect on the Company.

Certain of ZiLOG's products are incorporated into printers, mouse-type pointing devices, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals could adversely affect ZiLOG's operating results. A significant portion of ZiLOG's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and telephone answering machines. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could have a material adverse effect on ZiLOG.

Dependence on new products and technologies: ZiLOG's operating results will depend to a significant extent on its ability to continue to introduce new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, complexity of the new products to be designed and manufactured, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. There can be no assurance that any new products will receive or maintain substantial market acceptance. The Company's business strategy includes increased focus on design wins. However, there is a substantial delay between a design win and sales of new products. Any such sales are subject to the success or failure of the customer's product. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. A fundamental shift in technology in the Company's product markets could have a material adverse effect on the Company.

New management and key personnel: In February of 1998, Curtis J. Crawford became President and CEO of ZiLOG, replacing Dr. Edgar Sack. After careful review, Mr. Crawford commenced plans to construct a new management team and implement a new operating strategy for the Company. By the end of 1998, Mr. Crawford had replaced approximately three-quarters of the senior management team. There can be no assurance that this management transition and the implementation of the new management strategy will not adversely affect operating results. In addition, the Company depends upon its ability to hire and retain qualified technical, sales and management personnel. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

Customer concentration: In 1998, the Company's 10 largest customers accounted for approximately 45% of the Company's net sales, although no customer accounted for more than 10.5% of the Company's net sales. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

Production yields and manufacturing risk: new wafer fabrication facility:
The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, ZiLOG has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes and, consequently, has suffered delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product at its facilities in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected; and (iii) engineers not operating equipment as expected. ZiLOG believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that ZiLOG will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its new facility in Nampa, Idaho or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company. A consequence of the Company's restructuring is that lead times for certain of the Company's products may be extended.

ZiLOG's future success is dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use ZiLOG's 0.65-micron CMOS process. ZiLOG has developed a 0.35 micron CMOS process, and the first test wafers in this process were produced in January 1998. A failure to make a complete transition to the 0.35 micron CMOS process could have a material adverse effect on the Company. Manufacture of large complex die involves a significant technological risk. The failure to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes would have a material adverse effect on the Company. See "Business-Research and Development."

ZiLOG entered into long-term assembly contracts with its subcontract assemblers. Shortages in contract assembly capacity or failure of subcontractors to properly perform could adversely impact ZiLOG's financial results. Should ZiLOG be unable to obtain sufficient assembly capacity, ZiLOG's financial results might be adversely effected. Shortage of product could also result in the loss of customers. See "Business-Manufacturing."

Competition: The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological changes and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than ZiLOG with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor market. The ability of ZiLOG to compete successfully in its markets depends on factors both within and outside of its control including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, ability to avoid significant changes in technology rendering the Company's products obsolete or non-competitive, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate ASSPs into their products, success of competitors' products and general economic conditions. See "Business-Competition."

International operations: Approximately 61% of ZiLOG's net sales in 1998 were to foreign customers and ZiLOG expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels. Beginning in the fourth quarter of 1997, certain countries in Asia, which accounted for approximately 39% of ZiLOG's 1998 revenue, experienced general market instability characterized by a substantial decrease in demand that resulted in significant capital constraints throughout the region. In many cases, these constraints were exacerbated by the continuing need of businesses in the region to service indebtedness denominated in dollars or other foreign currencies. As a result, many businesses in the region have explored ways to preserve capital, including reducing capital investment, reducing working capital, outsourcing manufacturing functions, selling assets and discontinuing lines of business. In addition, substantial devaluation of local currencies has significantly improved the competitive position of certain competitors of the Company that operates in the affected regions.
Although the Company believes that this instability did not have a material effect on the Company's revenue in 1998, there can be no assurance that, as the instability continues, the Company's customers in these regions will not significantly delay purchases of the Company's products, significantly reduce the production of products which utilize the Company's ASSPs or purchase ASSPs from the Company's competitors that operate in the affected regions. Consequently, there can be no assurance that this instability will not have a material adverse effect on the Company.

ZiLOG purchases a substantial portion of its raw materials and equipment from foreign suppliers. While ZiLOG's international sales are primarily U.S. dollar denominated transactions, ZiLOG is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar against foreign currencies, which could increase the sales price in local currencies of ZiLOG's products in foreign markets or increase the cost of wafers purchased by ZiLOG, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of foreign laws. In addition, ZiLOG is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' ordering patterns and inventory levels. Although ZiLOG has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical, economic and other factors, there can be no assurance that such factors will not adversely impact ZiLOG in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries may not protect ZiLOG's intellectual property rights to the same extent as do the laws of the U.S.

ZiLOG operates its final test facility in the Philippines through a wholly owned subsidiary. ZiLOG has a significant capital investment at this facility. ZiLOG's reliance on personnel and assets and its maintenance of inventory at this facility entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. The Philippines currently appears to be politically stable, but no assurances of continued stability can be given. ZiLOG has not experienced any significant interruptions in its business operations in the Philippines to date. Nonetheless, any loss or disruption of production in the Philippines could have a material adverse effect on the Company, particularly if operations or air transportation from the Philippines were disrupted for a substantial period of time.

The Company relies on assembly subcontractors in Indonesia and the Philippines. ZiLOG's reliance on these subcontractors and its maintenance of inventories or work in process at these subcontractors entails certain political and economic risks including political instability and expropriation, currency controls and exchange fluctuations as well as changes in tax laws, tariff and freight rates. Any loss or disruption of production at these subcontractors in Indonesia or the Philippines could have a material adverse effect on the Company particularly if operations or transportation from Indonesia or the Philippines were disrupted for a substantial period of time.

Intellectual property rights: ZiLOG's ability to compete will be affected by its ability to protect its proprietary information. ZiLOG relies primarily on its trade secrets and technological know-how in the conduct of its business. There can be no assurance that the steps taken by ZiLOG to protect its intellectual property will be adequate to prevent misappropriation of its technology or that ZiLOG's competitors will not independently develop technologies that are substantially equivalent or superior to ZiLOG's technology. The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert additional claims or initiate litigation against ZiLOG, its foundries or its customers with respect to existing or future products. In addition, ZiLOG may initiate claims or litigation against third parties for infringement of ZiLOG's proprietary rights or to determine the scope and validity of the proprietary rights of ZiLOG or others. Litigation by or against ZiLOG could result in significant expense to ZiLOG and divert the efforts of ZiLOG's technical and management personnel, whether or not litigation is determined in favor of ZiLOG. In the event of an adverse result in any such litigation, ZiLOG could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes, or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that ZiLOG would be successful in such development or acquisition or that any such licenses, if available, would be available on commercially reasonable terms and any such development or acquisition could require expenditures by ZiLOG of substantial time and other resources. Any such litigation or unfavorable result therefrom could have an adverse effect on ZiLOG.

Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG. See "Business-Patents and Licenses."

Environmental regulation: ZiLOG is subject to a variety of government regulations related to the discharge or disposal of hazardous materials used in its manufacturing process. Although ZiLOG believes that it is in substantial compliance with all relevant regulations and has all permits necessary to conduct its business, the failure to comply with present or future regulations or the loss of any permit could result in fines being imposed on ZiLOG, limitation or suspension of production or cessation of operations. Compliance with any such future regulations could require ZiLOG to acquire additional equipment or to incur substantial other expenses. Any failure by ZiLOG to control the use of, or adequately restrict the discharge of, hazardous materials could subject it to future liabilities.

In 1996, the U.S. District Court for the District of Idaho entered orders approving a settlement in the lawsuit entitled Tsotung Ko, et al. v. ZiLOG, Inc. In the suit, 31 plaintiffs alleged that the Company endangered their health and safety by chemical exposures at one of the Company's Nampa, Idaho facilities. In addition, the plaintiffs alleged that the Company discriminated against them after they were injured by chemical exposures. Although the Company made payments in connection with the settlement, the Company strongly denied these allegations.
In January 1998, the newspaper USA Today published a series of articles about environmental and employee health and safety conditions at semiconductor manufacturing facilities. The Company's operations during 1993 and 1994 and the Tsotung Ko lawsuit were the primary subjects of one article and were mentioned in other articles. Since 1993, the Company has constructed its MOD III facility, expanded MOD II, closed MOD I and has upgraded the environmental monitoring and control equipment at its MOD II facility. The Company believes it is in substantial compliance with all applicable environmental and employee health and safety regulations. However, this recent public attention focused on the environmental and employee health and safety conditions at the Company's facilities could increase the incidence of environmental or employee health and safety complaints or governmental investigations into the Company's operations and there can be no assurance that the Company will not incur significant expense in connection therewith.

Operating subsidiaries; structural subordination: Certain operations of the Company are conducted through its foreign subsidiaries. Except to the extent the Company may itself be a creditor with recognized claims against its foreign subsidiaries, the claims of creditors of the foreign subsidiaries will have priority with respect to the assets and earnings of the foreign subsidiaries over the claims of creditors of the Company, including holders of the Notes, even though subsidiary obligations do not constitute senior indebtedness of the Company.

Securities class action and other legal matters: The Company has been named as a defendant in a purported class action lawsuit which was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock during the Class Period. The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants.

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. ZiLOG intends to defend itself vigorously in these matters. ZiLOG's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

Lack of public market for the Notes and Capital Stock; restrictions on resale: There is currently no established market for the Notes or the Company's capital stock. There can be no assurance as to the development or liquidity of any market for the Notes or capital stock. The Company does not intend to apply for listing of the Notes or its capital stock on any securities exchange or for quotation through an automated quotation system.

The liquidity of, and trading market for, the Notes and capital stock also may be adversely affected by general declines in the market for similar securities. Such a decline may adversely affect such liquidity and trading markets independent of the financial performance of, and prospects for, the Company.



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt
obligations.   The Company does not use derivative financial investments
in its investment portfolio. The Company's primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high quality credit issuances and limiting the amount of credit exposure to any one company. The Company mitigates default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. The Company has no cash flow exposure due to rate changes for its cash equivalents or the Notes as these instruments have fixed interest rates. The Notes were issued to finance the Merger.

The table below presents principle amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligation (in thousands):

                                                       Fair
                          1999     2005     Total      Value
                        -------- --------- --------- ---------
Cash Equivalents:
 Fixed rate..........   $48,927    $ --     $48,927   $48,927
 Average rate........      4.50%     --        4.50%     --

Long-Term Debt:
 Fixed rate..........      --    $280,000  $280,000  $224,000
 Average rate........      --        9.50%     9.50%     --


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:


     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Years December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZiLOG, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP


San Jose, California
January 18, 1999

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                              December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                            ASSETS
Current assets:
  Cash and cash equivalents.............................   $50,856     $92,184
  Short-term investments................................       --       14,127
  Accounts receivable, less allowance for doubtful
     accounts of $366 in 1998 and $250 in 1997..........    25,151      31,633
  Inventories...........................................    22,232      32,968
  Prepaid expenses and other current assets.............     7,521      19,769
                                                         ----------  ----------
          Total current assets..........................   105,760     190,681
Property, plant and equipment, at cost:
  Land, buildings and leasehold improvements............    37,026      34,314
  Machinery and equipment...............................   387,375     381,144
                                                         ----------  ----------
                                                           424,401     415,458
  Less: accumulated depreciation and amortization.......  (242,653)   (191,881)
                                                         ----------  ----------
  Net property, plant and equipment.....................   181,748     223,577
Other assets............................................     9,563       1,381
                                                         ----------  ----------
                                                          $297,071    $415,639
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable......................................   $16,381     $24,733
  Accrued compensation and employee benefits............    24,595      18,284
  Other accrued liabilities.............................    17,977       5,287
  Income taxes payable..................................       --       10,783
                                                         ----------  ----------
          Total current liabilities.....................    58,953      59,087
Notes payable...........................................   280,000         --
Other noncurrent liabilities............................     6,349      16,070

Commitments and contingencies

Shareholders' equity (deficiency):
  Preferred Stock,  $100.00 par value; 5,000,000
     shares authorized; 1,500,000 shares designated as
     Series A Cumulative Preferred Stock; 250,000
     shares of Series A Cumulative Preferred Stock
     issued and outstanding at December 31, 1998;
     aggregate liquidation preference $27,085 ($.01
     par value; 190,000 shares authorized; no shares
     issued and outstanding at December 31, 1997)........   25,000         --
  Common Stock, $0.01 par value; 70,000,000 shares
     authorized; 30,098,736 shares issued and
     outstanding at December 31, 1998. Class A
     Non-Voting Common Stock, $0.01 par value;
     30,000,000 shares authorized; 10,000,000 shares
     issued and outstanding at December 31, 1998
     (Common Stock, $.01 par value; 75,000,000 shares
     authorized; 20,333,741 shares issued and
     outstanding at December 31, 1997; retired in
     February 1998).....................................       401         203
  Additional paid-in capital............................       799     164,950
  Retained earnings (accumulated deficit)...............   (74,431)    175,236
  Accumulated other comprehensive income................       --           93
                                                         ----------  ----------
          Total shareholders' equity (deficiency).......   (48,231)    340,482
                                                         ----------  ----------
                                                          $297,071    $415,639
                                                         ==========  ==========

     See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands)

                                                 Year Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
Net sales................................    $204,738   $261,097    298,425

Costs and expenses:
  Cost of sales..........................     163,315    171,722    175,319
  Research and development...............      28,846     30,467     30,548
  Selling, general and administrative....      54,317     47,806     47,934
  Special charges:
    Recapitalization.....................      33,334        --         --
    Restructuring of operations..........       5,286        --         --
                                            ---------- ---------- ----------
                                              285,098    249,995    253,801
                                            ---------- ---------- ----------
Operating income (loss)..................     (80,360)    11,102     44,624

Other income (expense):
  Interest income........................       3,755      3,167      2,443
  Interest expense.......................     (24,375)      (275)       --
  Other, net, including license and
    royalty income and expense...........        (796)       832       (911)
                                            ---------- ---------- ----------
Income (loss) before income taxes........    (101,776)    14,826     46,156
Provision (benefit) for income taxes.....     (14,248)     2,965     16,155
                                            ---------- ---------- ----------
Net income (loss)........................    ($87,528)   $11,861    $30,001
                                            ========== ========== ==========

     See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (increase (decrease) in cash and cash equivalents)
                                 (in thousands)

                                                      Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
Cash flows from operating activities:
 Net income (loss).............................   ($87,528)  $11,861   $30,001
 Adjustments to reconcile net income (loss)
   to net cash (used) provided by
   operating activities:
  Depreciation.................................     61,795    63,750    48,315
  Loss from disposition of equipment...........      1,351        50       100
  Deferred income taxes........................     (7,150)   (2,229)    3,811
  Changes in assets and liabilities:
     Accounts receivable.......................      6,482    (2,238)   13,666
     Inventories...............................     10,736     1,501    (6,317)
     Prepaid expenses and other assets.........     13,875       201     5,000
     Accounts payable..........................     (8,352)   (4,053)   (7,421)
     Accrued compensation and
       employee benefits.......................      7,311       739     2,798
     Other accrued liabilities and
       income taxes payable....................     (3,592)    3,062     1,683
                                                  --------- --------- ---------
     Cash (used) provided by
            operating activities...............     (5,072)   72,644    91,636
                                                  --------- --------- ---------
Cash flows from investing activities:
 Capital expenditures..........................    (21,317)  (38,437) (117,065)
 Short-term investments:
   Purchases...................................        --   (229,730)  (55,006)
   Proceeds from sales.........................     14,127   141,936    45,035
   Proceeds from maturities....................        --    127,304    30,095
                                                  --------- --------- ---------
     Cash (used) provided by
            investing activities...............     (7,190)    1,073   (96,941)
                                                  --------- --------- ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock........        212     2,956    13,032
 Purchase of outstanding shares................   (399,475)      --        --
 Merger costs charged to retained earnings.....    (17,401)      --        --
 Net proceeds from issuance of notes...........    270,098       --        --
 Investment by Texas Pacific Group
   Partners II, L.P............................    117,500       --        --
                                                  --------- --------- ---------
     Cash (used) provided by
            financing activities...............    (29,066)    2,956    13,032
                                                  --------- --------- ---------
Increase (decrease) in cash and cash
  equivalents..................................    (41,328)   76,673     7,727
Cash and cash equivalents at beginning
  of period....................................     92,184    15,511     7,784
                                                  --------- --------- ---------
Cash and cash equivalents at end of
  period.......................................    $50,856   $92,184   $15,511
                                                  ========= ========= =========
Supplemental disclosures of cash
  flow information:
 Interest paid during the year.................    $13,596     $ --      $ --
 Income taxes paid (net refund) during the year    ($1,955)   $1,905    $9,249

     See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                               Accumu-
                                                                                                                lated      Total
                                                                                                    Retained    Other      Stock-
                                                                        Common Stock                Earnings   Compre-    holders'
                                Preferred Stock     Common Stock          Class A        Additional (Accumu-   hensive     Equity
                              ------------------ ------------------- -------------------  Paid-in     lated     Income    (Defici-
                               Shares    Amount    Shares    Amount    Shares    Amount   Capital   Deficit)    (Loss)     ency)
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------

Balance at January 1, 1996...      --       --   19,455,627    $195       --       $--    $145,118  $133,374       $177   $278,864
Issuance of Common Stock
  under stock option and
  stock purchase plans,
  including tax benefit of
  $3,455.....................      --       --      672,349       6       --        --      16,481       --        --       16,487
Comprehensive income:
 Net income..................      --       --           --     --        --        --         --     30,001       --       30,001
 Other comprehensive loss:
  Adjustments to unrealized
  gains (losses) on
  available-for-sale
  securities, net of tax
  of $39.....................      --       --           --     --        --        --         --        --         (72)       (72)
                                                                                                                         ----------
 Total comprehensive income..                                                                                               29,929
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1996.      --       --   20,127,976     201       --        --     161,599   163,375        105    325,280
Issuance of Common Stock
  under stock option and
  stock purchase plans,
  including tax benefit of
  $397.......................      --       --      205,766       2       --        --       3,351       --        --        3,353
Comprehensive income:
 Net income..................      --       --           --     --        --        --         --     11,861       --       11,861
 Other comprehensive loss:
  Adjustments to unrealized
  gains (losses) on
  available-for-sale
  securities, net of tax
  of $3......................      --       --           --     --        --        --         --        --         (12)       (12)
                                                                                                                         ----------
 Total comprehensive income..                                                                                               11,849
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1997.      --       --   20,333,742     203       --        --     164,950   175,236         93    340,482
Issuance of Common Stock
  under stock option plans...      --       --       14,852     --        --        --         212       --        --          212
Recapitalization of company..  250,000   25,000  (5,299,226)    (52)  5,000,000      50   (164,163) (159,211)      --     (298,376)
Common stock split (2:1).....      --       --   15,049,368     150   5,000,000      50       (200)      --        --          --
Preferred dividends accrued..      --       --           --     --        --        --         --     (2,928)      --       (2,928)
Comprehensive loss:
 Net loss ...................      --       --           --     --        --        --         --    (87,528)      --      (87,528)
 Other comprehensive loss:
  Adjustments to unrealized
  gains (losses) on
  available-for-sale
  securities, net of tax
  of $15.....................      --       --           --     --        --        --         --        --         (93)       (93)
                                                                                                                         ----------
 Total comprehensive loss....                                                                                              (87,621)
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1998.  250,000  $25,000  30,098,736    $301  10,000,000    $100       $799  ($74,431)    $ --     ($48,231)
                              ========= ======== =========== ======= =========== ======= ========== ========= ========== ==========

     See accompanying notes to the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of business: ZiLOG designs, develops, manufactures and markets integrated circuits for application specific standard products (ASSPs) for the communications, integrated controls, and home entertainment markets.

Principles of consolidation: The consolidated financial statements include the accounts of ZiLOG, Inc. and its subsidiaries. All significant transactions and accounts between the Company and these subsidiaries have been eliminated in consolidation.

Revenue recognition: Certain of the Company's sales are made through distributors under agreements allowing limited right of return and price protection on merchandise unsold by the distributors. Revenue is recognized at the time of shipment with appropriate reserves provided for returns and price allowances. Royalty income is recognized when the income is earned from the licensees.

Foreign currency translation: All of the Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are remeasured at current exchange rates, and non-monetary accounts are remeasured at historical rates. Revenues and expenses are remeasured at the average exchange rates for each period, except for depreciation expense which is remeasured at historical rates. Foreign currency exchange gains and (losses) were included in determining results of operations and aggregated ($215,000), $940,000, and ($540,000) for the years ended December 31, 1998, 1997 and 1996, respectively.

Cash equivalents: Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

Inventories: Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and consist of the following (in thousands):

                                          December 31,
                                     ---------------------
                                        1998       1997
                                     ---------- ----------
Raw materials....................       $2,439     $4,171
Work-in-process..................       17,844     23,543
Finished goods...................        1,949      5,254
                                     ---------- ----------
                                       $22,232    $32,968
                                     ========== ==========



Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which are generally five years for machinery and equipment and 30 years for buildings. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements.

Advertising expenses: The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses for 1998, 1997 and 1996 were approximately $473,000, $922,000 and
$692,000, respectively.

Use of estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Stock awards: The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As stock option grants are issued with an exercise price equal to the fair value of the stock, the Company recognizes no compensation expense for stock option grants. Additionally, as the Stock Purchase Plan qualified as an "Employee Stock Purchase Plan" under Section 423 of the Code, no compensation expense was recorded. Pro forma information required by FASB Statement No. 123, Accounting for Stock Based Compensation is presented in Note 9, below.

Financial presentation: Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2.  THE MERGER

Pursuant to the Agreement and Plan of Merger by and among TPG Partners II, L.P. (TPG II), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended (the "Merger Agreement"), Merger Sub merged with and into ZiLOG on February 27, 1998, and ZiLOG continues as the surviving corporation (the "Merger"). By virtue of the Merger, 374,842 shares (pre-split) of ZiLOG Common Stock held by certain of ZiLOG's stockholders prior to the Merger were exchanged for new common shares of the Company. All other shares of outstanding Common Stock were canceled and converted into the right to receive cash consideration. By virtue of the Merger, the Common Stock of Merger Sub was converted into new shares of Common Stock, Non-Voting Common Stock and Preferred Stock of ZiLOG. Also in connection with the Merger, stock options to purchase shares of Common Stock issued under ZiLOG's stock plans outstanding immediately prior to the consummation of the Merger were canceled and, in certain instances, were converted into the right to receive an amount in cash, as set forth in the Merger Agreement. The transaction was accounted for as a recapitalization which resulted in TPG II owning approximately 89% of the voting shares and pre-Merger stockholders owning approximately 10% of the voting shares. Because TPG II acquired less than substantially all of the Common Stock, the basis of the Company's assets and liabilities were not impacted by the transaction.

In connection with the Merger, ZiLOG amended its articles of incorporation with respect to the Company's authorized share capital. Authorized shares are as follows: (i) 5,000,000 shares of $100 par value preferred stock,
(ii) 15,000,000 of $0.01 par value Class A Non-Voting Common Stock and
(iii) 35,000,000 shares of $0.01 par value Common Stock. Immediately after the consummation of the Merger, the Board of Directors (the
"Board") declared a 4-for-1 stock split in the form of a dividend for each share of Common Stock and Class A Non-Voting Common Stock and designated 1,500,000 shares of Preferred Stock as Series A Cumulative Preferred Stock ("Series A Stock").

Approximately $434.4 million was used to complete the Merger and consisted of the following: (i) $399.5 million for the purchase of the pre-Merger outstanding Common Stock; (ii) $4.2 million for the cancellation of existing stock options; and (iii) approximately $30.7 million in fees and expenses.

The cash funding requirements for the Merger were satisfied through the following: (i) an equity investment by TPG II and certain other investors of $117.5 million; (ii) use of approximately $36.1 million of ZiLOG's cash and cash equivalents; and (iii) $280 million of gross proceeds from the sale of the Notes through private placement. As a result of the Merger (on a post-split basis; see Note 5 below), the Company, as of December 31, 1998, had 250,000 shares of Series A Stock, 30,098,736 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock issued and outstanding.

NOTE 3.  FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 1997, the Company's short-term investments consisted primarily of various State and Municipal bonds. The Company had no short-term investments at December 31,1998. Cash and cash equivalents consist primarily of cash in bank accounts, overnight investments in commercial paper, money market accounts and short-term time deposits. The Notes Payable are 9 1/2 % Senior Secured Notes which mature on February 27, 2005.
 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount in the balance sheet for cash and cash equivalents at December 31, 1998 and 1997 were $50,856,000 and $92,184,000, respectively, which approximates fair value, due to their short maturities.

Short-term investments: The fair values for marketable debt securities are based on quoted market prices. Investments consist primarily of marketable debt securities which are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders' equity. The cost basis of investments is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

At December 31,1997, the Company held available-for-sale municipal bonds at the historical cost of $14,011,000 with gross unrealized gains of $116,000 and an estimated fair value of $14,127,000. These securities had maturities of less than one year and they were sold in January 1998. Realized gains and losses on sales of available-for-sale securities were not significant in any of the years in the three year period ended December 31, 1998.

NOTE 4.  SPECIAL CHARGES

Recapitalization expenses consisted of charges directly related to the change in control and repositioning of the Company as a result of the Merger (as discussed in Note 2 above). Retention bonuses in the amount of $104,000 remained unpaid as of December 31, 1998. During 1998, the
Company incurred restructuring charges totaling approximately $5.3 million.
 Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and improve the productivity of its manufacturing facilities. Restructuring actions related to manufacturing operations took place in the third and fourth quarters of 1998. The third quarter restructuring costs consisted of approximately $1.0 million for severance pay and benefits for terminated employees. This action reduced the Company's workforce in its Nampa, Idaho wafer fabrication facility by 20%, or approximately 120 positions. The restructuring costs for the fourth quarter consisted of approximately $2.4 million for severance pay and benefits for approximately 384 terminated employees and $1.2 million for fixed asset write-offs related to the closure of its assembly operations in the Philippines. In connection with the fourth quarter action, ZiLOG recently completed the transition of its assembly operations to subcontractors.

Special charges for the year ended December 31, 1998 are as follows (in thousands):

Recapitalization:
  Executive severance pay and new
    executive bonuses.........................    $13,195
  Stock option buyout.........................      4,195
  Bridge loan fees............................      3,360
  Employee retention bonus....................      9,511
  Consultants, other..........................      3,073
                                                ----------
          Recapitalization expenses...........    $33,334
                                                ==========
Restructuring of operations:
  Employee severance pay and termination
    benefits..................................     $4,060
  Abandonment of equipment
     and leasehold improvements...............      1,226
                                                ----------
                                                   $5,286
                                                ==========

NOTE 5.  STOCK SPLITS

As discussed in Note 2, the Board declared a 4-for-1 stock split immediately after the consummation of the Merger. The Board also approved a 2-for-1 stock split which became effective in August 1998. Common Stock authorized shares increased from 35,000,000 shares to 70,000,000 shares and issued and outstanding (on a post split basis) increased from 15,049,368 to 30,098,736 shares. Class A Non-Voting Common Stock authorized shares increased from 15,000,000 shares to 30,000,000 shares and issued and outstanding shares (on a post split basis) increased from 5,000,000 shares to 10,000,000 shares. Shares outstanding prior to the Merger have not been restated to reflect these stock splits.

NOTE 6.  CREDIT FACILITY

On December 30, 1998, ZiLOG executed an agreement with a financial institution (the "Lender") for up to $40 million in the form of a senior secured revolving and capital equipment credit facility (the "New Facility"). The revolving line of credit for the New Facility provides for borrowings of up to $25 million, subject to a borrowing base consisting of 80% of eligible accounts receivable and 40% of eligible inventories. The $15 million capital expenditure line is secured by eligible equipment financed. Borrowings, on the revolving line of credit under the New Facility will bear interest at a rate per annum (at ZiLOG's option) equal to the London Inter-Bank Overnight Rate (LIBOR) plus 2%, or the Lender's published prime rate. Borrowings for the capital expenditure line under the New Facility will bear interest at a rate per annum (at ZiLOG's option) equal to LIBOR plus 3% or the Lender's prime rate plus 1%.
 The term of the revolving credit facility is three years and the capital expenditure line is five years. There have been no borrowings under either credit facility. At December 31, 1998, the Company's total calculated availability under the New Facility was $36.5 million.

NOTE 7.  NOTES PAYABLE

The Company has issued $280 million 9 1/2% Senior Secured Notes (the "Notes"), which mature on February 27, 2005. Interest is payable semi-annually on the first of March and September. Expenses associated with the offering of approximately $9.9 million were deferred and are being amortized to interest over the term of the Notes. The Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. Based on market quoted values, the Notes had an estimated fair value of $224 million at December 31,1998. There are no cross covenants between the Notes and the New Facility.

NOTE 8.  RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($10,000 for calendar year 1998). The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the savings plan were approximately $721,000, $583,000, and $589,000 in 1998, 1997 and 1996, respectively. The discretionary contributions for 1997 and 1996 were approximately $1,820,000 and $2,354,000, respectively. No discretionary contributions were made for 1998

The Company's Philippines subsidiaries have a defined benefit pension plan that is consistent with local statutes and practices. These benefit plans had no material impact on the Company's financial statements for the periods presented.


NOTE 9.  STOCKHOLDERS' EQUITY

Common stock: Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Approval of matters brought before the stockholders requires the affirmative vote of a majority of the holders of the outstanding shares of Common Stock, except as otherwise required by the General Corporation Law of the State of Delaware (the "DGCL"). Holders of Class A Non-Voting Common Stock do not have any voting rights, except the right to vote as a class to the extent required by DGCL.

Except for differences in voting rights described above, the rights, powers, preferences, and limitations of the Common Stock and Class A Non-Voting Common Stock are identical. Subject to the rights of holders of Series A Stock and other classes and/or series of preferred stock, if any, all shares of Common Stock and Class A Non-Voting Common Stock are entitled to share in such dividends as the Board may from time to time declare from sources legally available therefore. Subject to the rights of creditors and holders of Series A Stock and other classes and/or series of preferred stock, if any, holders of Common Stock and Class A Non-Voting Common Stock are entitled to share ratably in a distribution of assets of the surviving corporation upon any liquidation, dissolution or winding up of a surviving corporation.

Preferred stock: The Board has the authority to issue, from time to time, by resolution and without any action by stockholders, up to 5,000,000 shares of Preferred Stock, par value $100.00 per share, in one or more classes and/or series and may establish the powers, designations, preferences, rights and qualifications, limitations or restrictions (which may differ with respect to each such class and/or series) of such class and/or series. Upon consummation of the recapitalization, the Board adopted a resolution providing for the creation of Series A Cumulative Preferred Stock ("Series A Stock") into which the shares of capital stock of Merger Sub were converted in the Merger. The Series A Stock is a non-voting 13.5% preferred stock with a par value of $100.00 per share.

The Series A Stock will accumulate dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 27, 2008, and 15.5% per annum thereafter. Dividends will be payable, at the election of the Board but subject to availability of funds and the terms of the Notes in cash or in kind through corresponding increase in the liquidation preference (as described below) of the Series A Stock. The Series A Stock had an initial liquidation preference of $100.00 per share.

To the extent that a quarterly dividend payment in respect to a share of Series A Stock is not made in cash when due, the amount of such unpaid dividend will accumulate (whether or not declared by the Board) through an increase in the liquidation preference of such share of Series A Stock equal to the amount of such unpaid dividend, and compounded dividends will accumulate on all such accumulated and unpaid dividends. The liquidation preference will be reduced to the extent that previously accumulated dividends are thereafter paid in cash. The Company is required to pay in cash all accumulated dividends that have been applied to increase the liquidation preference on February 27, 2008 (the "Clean-Down").

Shares of Series A Stock may be redeemed at the option of the Company, in whole or in part, at 100%, if redeemed after August 27, 2003, in each case of the sum of (i), the liquidation preference thereof, increases to the extent that accumulated dividends thereon shall not have been paid in cash, plus (ii) accrued and unpaid dividends thereon to the date of redemption. Optional redemption of the Series A Stock will be subject to, and expressly conditioned upon, certain limitations under the Notes.

In certain circumstances, including the occurrence of a change of control at the Company, but again subject to certain limitations under the Notes, the Company may be required to repurchase shares of Series A Stock at 101% of the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus accumulated and unpaid dividends to the repurchase date.
Holders of Series A Stock will not have any voting rights with respect thereto, except for (i) such rights as are provided under the DGCL, (ii) the right to elect, as a class, one director of the Company in the event that the Company fails to comply with its Clean-Down or repurchase obligations and (iii) class voting rights with respect to transactions adversely affecting the rights, preferences or powers of the Series A Stock and certain transactions involving stock that ranks junior in payment of dividends, or upon liquidation, to the Series A Stock.

Pre-Merger stock plans: Prior to the Merger, the Company had a stock purchase plan (the "Purchase Plan") and a stock option plan (the "Old Option Plan") both of which were terminated upon completion of the Merger. The Purchase Plan had 600,000 shares authorized for eligible employees to purchase the Company's common stock through payroll deductions at a purchase price equal to 85% of the lower of the closing price of the Company's common stock on the first or last day of each six-month offer period. Shares issued under the Purchase Plan were 92,898 and 65,087 in 1997 and 1996, respectively. The Company had reserved 3.5 million shares for granting restricted shares, stock units, stock options or stock appreciation rights under the Old Option Plan. In November 1996, the Company canceled and re-granted approximately 2.5 million stock options at a new exercise price equal to the share price of the Company's common stock on the re-grant date. Re-granted stock options continued to vest under the original vesting schedule, but were not exercisable for a period of one year from the re-grant. As a result of the Merger (Note 2) approximately 434,000 stock options were repurchased from optionees and all remaining options under the Old Option Plan were canceled.

New stock plans: In August 1998, the ZiLOG , Inc. Long-Term Stock Incentive Plan (the "Plan") and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the "Executive Plan"), jointly referred to as the "1998 Plans," were adopted by the Board. Under the 1998 Plans, the Company may grant eligible employees restricted shares, stock units and nonstatuatory and incentive stock options. Options under the 1998 Plans generally have a life of 10 years and vest at a rate of 25% on each of the first four anniversaries following the option grant date. The terms and conditions of each option or stock award under the 1998 Plans are determined by a committee of the Board and are set forth in agreements between the recipient employee and the Company. As of December 31, 1998,
2.5 million and 5.5 million shares have been reserved for issuance and 2,319,530 and 4,149,500 options have been granted under the Plan and the Executive Plan, respectively. In addition, 100,000 shares were granted under the executive plan. The Company recorded $1.0 million of compensation expense in connection with stock grants in 1998.

     A summary of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996 follows:

                                       Shares                Weighted-
                                      Available               Average
                                        for        Option    Exercise
                                        Grant    Outstanding   Price
------------------------------------ ----------- ----------- ---------
1994 Option Plan
--------------------------
Balance at January 1, 1996.........      37,495   4,850,524    $27.12
Shares reserved....................   1,000,000        --        --
Options granted....................  (3,598,502)  3,598,502    $25.56
Options exercised..................         --     (607,262)   $19.12
Options canceled...................   2,561,007  (3,171,491)   $33.16
                                     ----------- -----------
Balance at December 31, 1996.......         --    4,670,273    $20.67
Shares reserved....................   1,000,000        --        --
Options granted....................    (916,800)    916,800    $22.84
Options exercised..................         --     (112,868)   $12.89
Options canceled...................     (83,200)   (330,872)   $21.79
                                     ----------- -----------
Balance at December 31, 1997.......         --    5,143,333    $21.11
Shares reserved....................   1,000,000        --        --
Options exercised..................         --
Options canceled or repurchased                     (14,852)   $14.05
 upon Merger.......................  (1,000,000) (5,128,481)   $21.13
                                     ----------- -----------
Balance at February 27, 1998.......         --         --        --
                                     =========== ===========

The 1998 Plans
--------------------------
Shares reserved                       8,000,000        --        --
Options granted                      (6,469,030)  6,469,030     $2.89
Shares granted                         (100,000)       --       $0.00
Options cancelled                       270,580    (270,580)    $2.50
                                     ----------- -----------
Balance as of December 31, 1998....   1,701,550   6,198,450     $2.90
                                     =========== ===========

                            Options Outstanding        Options Exercisable
                     -------------------------------- ---------------------
                                 Weighted-
                                  Average   Weighted-             Weighted-
                       Number    Remaining   Average    Number     Average
   Range of             Out-    Contractual Exercise     Exer-    Exercise
 Exercise Prices      standing     Life       Price     cisable     Price
-------------------- ---------- ----------- --------- ----------- ---------
At December 31, 1998:
 $2.50 -  $5.00      6,198,450   9.68 years    $2.90         --      $0.00

The weighted average fair value of options granted in 1998, 1997 and 1996 were $0.38, $8.52, and $9.23 per share, respectively. Options that were exercisable as of December 31, 1998, 1997 and 1996, were 500,000,
2,800,621 and 2,191,837, respectively.

Pro forma stock based compensation: Pro forma information regarding net income is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee options granted subsequent to December31,1994 under the fair value method of that statement. The fair value of the options granted under the 1998 Plans was estimated at the date of grant using the Minimum Value Method option pricing model using the following weighted average assumptions for 1998: risk free interest rate annual average of 5%, dividend yield of zero, and the weighted average of expected life of five years. The fair value for the options granted under the 1994 Option Plans prior to the 1998 Option Plans, was estimated at the date of grant utilizing the Black Scholes option-pricing model with a multiple option approach. The following weighted-average assumptions for 1997 and 1996, respectively, were used: risk-free interest rates (annual average) of 6.1% and 5.5%; dividend yields of zero; volatility factors of the expected market price of the Company's Common Stock of
0.47 and 0.67; and a weighted-average expected option life of 4.5 years.

To comply with the pro forma reporting requirements of FAS No.123 for stock awards granted under the Purchase Plan, compensation cost is estimated for the fair value of the employees' purchase rights using the Black Scholes method with the following assumptions for those rights granted in 1996, and 1997; dividend yield of 0.0%; an expected life ranging up to .5 years; expected volatility factor of 61%, and 48%; and a risk free interest rate of 5.4%, and 6.0%. The weighted average fair value of those purchase rights granted in March 1996, September 1996 and March 1997 were $3.54, $5.62 and $5.93, respectively. The Purchase Plan was terminated upon completion of the Merger.

For purposes of pro forma disclosure, the expense amortization of the options' fair value is allocated over the options' four-year vesting period. The effect of applying FAS 123 to the Company's stock options awarded in 1998 did not result in pro forma net loss amounts that were materially different from historical amounts reported. Therefore, such pro forma information is not separately presented herein. Future pro forma net income (loss) results may be materially different from actual
amounts reported.   The pro forma net income amounts for the years ended
December 31, 1997 and 1996 were $2,012,000 and $10,413,000,
respectively.


NOTE 10. INCOME TAXES

Provision (benefit)for income taxes is as follows (in thousands):

                                                   Year Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
Federal:
  Current....................................  ($8,252)   $3,036   $10,076
  Deferred...................................   (6,364)   (1,949)    3,360
                                              --------- --------- ---------
                                               (14,616)    1,087    13,436
State:
  Current....................................      293       565       966
  Deferred...................................   (1,499)       55       636
                                              --------- --------- ---------
                                                (1,206)      620     1,602
Foreign:
  Current....................................      861     1,593     1,302
  Deferred...................................      713      (335)     (185)
                                              --------- --------- ---------
                                                 1,574     1,258     1,117
                                              --------- --------- ---------
  Provision (benefit) for income taxes....... ($14,248)   $2,965   $16,155
                                              ========= ========= =========

The tax benefit associated with the exercise of stock options reduced taxes currently payable as shown above by $0, $397,000 and $3,455,000 in 1998, 1997, and 1996, respectively. Such benefits were credited to additional paid-in- capital when realized.

Pretax income from foreign operations was $658,000, $5,309,000 and $4,678,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Unremited foreign earnings that are considered to be permanently invested outside the U.S. and on which no deferred income taxes have been provided amounted to approximately $17,700,000 at December 31, 1998. If such amounts were remitted, the residual U.S. tax liability (net of foreign tax credits), would be approximately $2,400,000.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The source and tax effects of the differences are as follows (in thousands):

                                                   Year Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
Computed expected provision (benefit).......  ($35,622)   $5,189   $16,155
State tax, net of federal benefit............     (784)      403     1,042
Tax exempt interest income...................      (13)     (721)     (745)
Foreign rates greater than (less than)
  the federal rate...........................    1,327      (838)     (791)
Research and development credits.............      --       (921)     (572)
Losses for which no current year benefit.....   17,451       --        --
Other........................................    3,393      (147)    1,066
                                              --------- --------- ---------
                                               (14,248)    2,965    16,155
                                              ========= ========= =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             December 31,
                                                        -------------------
                                                          1998      1997
                                                        --------- ---------
Deferred tax liabilities:
  Tax over book depreciation..........................  ($17,606) ($18,599)
  Valuation of investment portfolio...................       --        (59)
                                                        --------- ---------
                                                         (17,606)  (18,658)
                                                        --------- ---------
Deferred tax assets:
  Net operating losses................................    24,274       --
  Accruals not currently deductible...................     5,845     1,975
  Inventory valuation adjustments and reserves........     3,398     4,105
  Tax credits.........................................     1,065     3,186
  Prepaid expenses and other..........................       475     2,183
                                                        --------- ---------
                                                          35,057    11,449

  Deferred tax asset valuation allowance..............   (17,451)      --

                                                        --------- ---------
  Net deferred tax liabilities........................     $  --   ($7,209)
                                                        ========= =========

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1998 has been established to reflect these uncertainties. The valuation allowance increased by approximately $17,451,000 during the fiscal year ended December 31, 1998.

As of December 31, 1998, the Company had federal and California net operating loss carryforwards of approximately $67,000,000 and $9,700,000, respectively, which will expire beginning in years 2003 through 2018, if not utilized. As of December 31, 1998, the Company also had federal tax credit carryforwards of approximately $1,065,000, which will expire at various dates beginning in 2003 through 2013, if not utilized.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before full utilization.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable operating leases, which expire in 1999 through 2004. The facilities lease agreement generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Minimum future payments under these noncancelable operating leases at December 31, 1998 are as follows (in thousands):

  1999.....................................     $6,063
  2000.....................................      5,514
  2001.....................................      5,228
  2002.....................................      5,089
  2003.....................................      4,672
  Thereafter...............................        727
                                              ---------
                                               $27,293
                                              =========

Total rental expense, including month-to-month rentals, was $5,442,000, $2,875,000 and $2,778,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

The Company has been named as a defendant in a purported class action lawsuit which was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants.

Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously. The Company believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

NOTE 12.  RELATED PARTY TRANSACTIONS

On September 10, 1998, Newbridge Asia signed an agreement to acquire 100 percent of P.T. Astra Microtronics Technology ("AMT"). Texas Pacific Group ("TPG") and Richard C. Blum & Associates jointly established Newbridge Asia in 1994. Affiliates of TPG owned approximately 89% of ZiLOG's outstanding common stock at December 31, 1998. ZiLOG purchased semiconductor assembly and test services from AMT totaling approximately $7.1 million, $8.1 million, and $7.4 million for the years ended December
31 1998, 1997 and 1996, respectively.   ZiLOG had payables to AMT of
approximately $469,000 and $748,000 at December 31, 1998 and 1997, respectively. Payment terms between ZiLOG and AMT are net 30 days.

NOTE 13. SEGMENT REPORTING

Effective January 1, 1998, the Company adopted FAS No. 131, Disclosures about Segment of an Enterprise and Related Information. FAS No. 131 superseded FAS No. 14, Financial Reporting for Segments of a Business Enterprise and established standards for the way that public business enterprises report information about operating segments in annual financial statements and also requires that those enterprises report selected information about operating segments in interim financial reports. FAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS No. 131 did not affect results of operations or financial position of the Company but did affect the disclosure of segment information. The Company's business units sell application specific standard products to original equipment manufacturers and distributors.

The Company manages its business based upon revenues derived by each of its three business units (Communications, Integrated Controls and Home Entertainment). The Company's business units sell application specific standard products to original equipment manufacturers and distributors. The Communications business unit markets semiconductor components primarily in the communications end markets. The Integrated Controls business unit markets semiconductor components primarily in the consumer and computer peripherals end market. The Home Entertainment business unit markets semiconductor components primarily in the television and TV remote controller end markets. For the years ended December 31, 1998, the Company did not budget or report the profits or losses generated at the business unit level, and accordingly, profits are managed at the enterprise level.

Segment accounting:   There are no sales or transfers between the business
units. The Company does not assign specific assets to each business unit because all business units use the same fabrication, assembly, and test equipment as well as the same building facilities.

Segment financial data: There are no reconciling items between total segment and consolidatednet sales. Net sales for the years ended December 31, for each of the Company's business units are as follows (in thousands):

                        Net sales to external customers

                                                  Year Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
Communications...........................      $68,913  $112,412  $141,556
Integrated controls......................       85,916    96,632   101,380
Home entertainment.......................       49,909    52,053    55,489
                                              --------- --------- ---------
   Total.................................     $204,738  $261,097  $298,425
                                              ========= ========= =========

Net sales are attributed to the ship-to location of ZiLOG's customers as presented in the following table (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
United States............................      $79,190  $106,858  $131,479
China (including Hong Kong)..............       35,569    34,235    25,284
Korea....................................       16,433    20,697    26,129
Thailand.................................       11,064    14,128    12,119
Taiwain R.O.C............................       10,453    15,399    15,888
Singapore................................        5,981    14,026    23,935
Other Foreign Countries..................       46,048    55,754    63,591
                                              --------- --------- ---------
                                              $204,738  $261,097  $298,425
                                              ========= ========= =========

The following table shows the location of long-lived assets (in thousands):

                                                             December 31,
                                                        -------------------
                                                          1998      1997
                                                        --------- ---------
United States (including corporate assets)............. $169,140  $192,310
Philippines............................................   21,766    33,425
Other..................................................      405       224
                                                        --------- ---------
          Total assets................................. $191,311  $225,959
                                                        ========= =========

Major customers: During the year ended December 31, 1998, one distributor accounted for approximately 10.5% of net sales. In 1997, no single customer accounted for more than 10% of net sales. For the year ended December 31 1996, one customer represented 12.8% of net sales.

NOTE 14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions. Almost all of the Company's trade accounts receivable are derived from sales to electronics distributors and to manufacturers of products which network computers on the Internet and their peripherals, integrated control products and home entertainment products. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

NOTE 15.  QUARTERLY RESULTS (UNAUDITED)

The following table presents unaudited quarterly results (in thousands) for the eight quarters of 1998 and 1997. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements. The Company's year-end is December 31 with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                       Quarterly Information (Unaudited)

                                       Dec. 31,   Oct. 4,   July 5,  April 5,   Dec. 31,  Sept. 28, June 29,  March 30,
                                         1998      1998      1998      1998       1997      1997      1997      1997
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Sales.................................  $54,101   $52,530   $48,568   $49,539    $58,879   $60,824   $71,258   $70,136
Cost of sales.........................   39,604    42,070    40,874    40,767     41,661    40,486    45,547    44,028
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
  Gross margin........................   14,497    10,460     7,694     8,772     17,218    20,338    25,711    26,108
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Costs and expenses:
  Research and development............    6,691     7,135     6,916     8,104      8,162     7,554     8,119     6,632
  Selling, general and administrative.   13,809    13,656    12,911    13,941     12,052    11,372    12,330    12,052
  Special charges.....................    5,805     7,128    12,383    13,304        --        --        --        --
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
                                         26,305    27,919    32,210    35,349     20,214    18,926    20,449    18,684
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Operating income (loss)...............  (11,808)  (17,459)  (24,516)  (26,577)    (2,996)    1,412     5,262     7,424

Other income (expense):
  Interest, net.......................   (5,950)   (6,560)   (6,291)   (1,819)     1,135       447       715       595
  Other, net, including license and
    royalty income and expense........     (596)       51      (163)      (88)       925       158       629      (880)
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Income (loss) before income taxes.....  (18,354)  (23,968)  (30,970)  (28,484)      (936)    2,017     6,606     7,139
Provision (benefit) for income taxes..   (1,232)   (2,314)   (2,157)   (8,545)    (1,295)      --      1,904     2,356
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Net income (loss)..................... ($17,122) ($21,654) ($28,813) ($19,939)      $359    $2,017    $4,702    $4,783
                                       ========= ========= ========= =========  ========= ========= ========= =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding individuals who currently serve as directors, executive officers or other key employees of ZiLOG. Each director will hold office until the next annual meeting of stockholders or until his or her successor is elected and qualified. Officers are appointed by the Board of Directors and serve at the Board's discretion. The officers and other key employees listed below serve on the Company's Executive Council, which meets periodically to advise the CEO concerning certain matters.


         Name            Age                      Position
----------------------- ----- -------------------------------------------------
Curtis J. Crawford ....   51  President and Chief Executive Officer; Director

William S. Price III ..   42  Director

David M. Stanton ......   36  Director

Murray A. Goldman .....   61  Director

Richard S. Friedland ..   48  Director

Alice Baluni ..........   53  Senior Vice President, Reliability and Quality
                              Assurance

Michael J. Bradshaw ...   49  Senior Vice President, Worldwide Operations

Michael D. Burger .....   40  Senior Vice President, Worldwide Sales

Gerald J. Corvino ......  51  Senior Vice President and Chief Information
                              Officer

Robert G. Couch .......   47  Senior Vice President and Corporate Communications
                              Officer

Didier J. LeLanic .....   40  Senior Vice President and General Manager,
                              Communications Business Unit

Aydin Koc .............   47  Senior Vice President and General Manager,
                              Home Entertainment

Steven C. Mizell ......   39  Senior Vice President, Human Resources

Richard L. Moore ......   64  Senior Vice President and Chief Technology Officer

Richard R. Pickard ...    45  Senior Vice President, General Counsel and
                              Secretary

Edward P. Ponganis ....   48  Vice President and Assistant to the President

James M. Thorburn .....   43  Senior Vice President and Chief Financial Officer

Shlomo Waser ..........   54  Senior Vice President and General Manager,
                              Integrated Controls Business Unit

W. Norman Wu ..........   46  Senior Vice President and Chief Strategy Officer

Curtis J. Crawford became President, Chief Executive Officer and a director of the Company upon consummation of the Merger. From 1997 to 1998, Mr. Crawford was Group President of the Microelectronics Group and President of the Intellectual Property division of Lucent Technologies (a successor to certain AT&T businesses). From 1995 to 1997, he was the President of the Microelectronics Group. From 1993 to 1995, Mr. Crawford was President of AT&T Microelectronics, a business unit of AT&T
Corporation. From 1991 to 1993, he held the position of Vice President and Co-Chief Executive Officer of AT&T Microelectronics. From 1988 to
1991, he held the position of Vice President, Sales, Service and Support for AT&T Computer Systems. Prior thereto, he served in various sales, marketing and executive management positions at various divisions of IBM.
Mr. Crawford holds a Bachelor of Arts degree in Business Administration and Computer Sciences and a Master of Arts degree in Marketing from Governors State University. In addition, he received a Master of Business Administration from the Charles H. Kellstadt Graduate School of Business at DePaul University. He currently serves as a member of the Board of Directors of E.I. DuPont and ITT Industries, Inc. Mr. Crawford previously served as Chairman of the Board of Directors of the i-STAT Corporation and as a member of the Board of Directors of Lyondell Petrochemical Company, The Sisters of Mercy Hospital Corporation and the Semiconductor Industry Association.

William S. Price III became a director of the Company upon consummation of the Merger. Mr. Price was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for GE Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a graduate of Stanford University and received a Juris Doctorate degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price is Chairman of the Board of Favorite Brands International, Inc. and Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Boards of Directors of Belden & Blake Corporation, Continental Airlines, Inc., Continental Micronesia, Inc., Denbury Resources, Inc. and Vivra Specialty Partners, Inc.

David M. Stanton became a director of the Company upon consummation of the Merger. Mr. Stanton is a partner of Texas Pacific Group. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton holds a Bachelor of Science degree in Chemical Engineering from Stanford University and a Master of Business Administration from the Stanford Graduate School of Business. Mr. Stanton serves on the Boards of Directors of Belden & Blake Corporation, Denbury Resources, Inc., GlobeSpan Semiconductor, Inc., Paradyne Corporation and TPG Communications, Inc.

Murray A. Goldman was elected to the Board of Directors in August 1998.
He joined Motorola in 1969 after six years at Bell Telephone Laboratories. Dr. Goldman assumed operational responsibility for the Motorola microprocessor business in 1976. He retired from Motorola in 1997 as Executive Vice President and Assistant General Manager of the semiconductor products sector. Dr. Goldman serves on the boards of Transmeta, Wafer Scale Integration and Construct. He was awarded a Ph.D. from New York University.

Richard S. Friedland was elected to the Board of Directors in August 1998. He was previously associated with General Instrument Corporation.
During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Friedland currently serves on the boards of Premark International and Tech-Sym Corporation, as well as several development stage companies. He holds a Bachelor of Science degree in Accounting from Ohio State University and a Master of Business Administration degree from Seton Hall University.

Alice Baluni joined ZiLOG in 1985 as the Director of Test Engineering.
She became Director of Reliability and Quality Assurance ("R/QA") in
1986, Vice President of R/QA in 1992, and was promoted to Senior Vice President of R/QA in 1998. Before her appointment at ZiLOG, Ms. Baluni was the Product Engineering Manager at Signetics, a Senior Design Engineer at Synertek, and an Engineering Supervisor for Intel. Ms. Baluni holds a Masters Degree in Physics of Semiconductors from Moscow State University and a Masters Degree in Engineering Management from Santa Clara University.

Michael J. Bradshaw has served as Senior Vice President, Operations since March 1992. Previously he served as Vice President, Operations since March 1985. Earlier in his career, Mr. Bradshaw was employed by Texas Instruments and Mostek Corporation, both semiconductor manufacturers, where he served as Director of Worldwide Planning. Immediately prior to his employment by the Company, he was the Vice President, Operations Planning and Control of General Instrument Microelectronics. He holds a Bachelor of Science degree in Engineering Mathematics, with concentration in electrical engineering, from the Missouri School of Mines, and Masters degrees in Business Administration and Science Administration from the University of Houston.

Michael D. Burger joined the Company in December 1998 as Senior Vice President of Worldwide Sales. Prior to his position at ZiLOG from 1998, Mr. Burger was Vice President of Worldwide Marketing and Sales at QuickLogic Corporation. Prior to QuickLogic beginning in 1985, Mr. Burger was the Vice President and Managing Director for National Semiconductors ASICs Division based in Hong Kong. Mr. Burger holds a Bachelor of Science degree in Electrical Engineering from New Mexico State University and is a graduate of Stanford's Executive Management Program.

Gerald J. Corvino was appointed Senior Vice President  and Chief
Information Officer for ZiLOG in  June  1998.   Beginning in 1996, 1994
and 1979 respectively, Mr. Corvino held the position of CIO for Oracle Corporation, CIO for AT&T Microelectronics, and Vice President Corporate Information Services at Amdahl. Mr. Corvino completed three years toward a Bachelor of Science in Mathematics at Boston College; he also is certified for Managing Information Systems Resources from Harvard Business School.

Robert G. Couch was appointed the Senior Vice President and Corporate Communications Officer for ZiLOG in August 1998. Commencing in 1997, Mr. Couch worked at Visa USA where he held the position of Senior Vice President, Corporate Relations. Prior to his time at Visa, Mr. Couch beginning in 1981, held several positions at Anheuser-Busch including Director of International Communications, Director of Corporate Marketing and Communications, and Senior Manager of Corporate Media. Mr. Couch has a Bachelor of Arts from Christian Brothers University and a Master of Arts in Communications from the University of Memphis.

Didier J. LeLannic joined ZiLOG in November 1998 as Senior Vice President and General Manager of the Communications Business Unit. Mr. LeLannic was the General Manager of the PCI RAID division of Adaptec from 1997 to 1998. Mr. LeLannic was a co-founder of Pertec Memories, Inc. in October 1994 and served as Executive Vice-President. He holds an AA/ AS Electronics degree from Monates, France, a degree in Electrical Engineering from St. Etienne and also an MS/ MBA in Electronics Technologies from St. Etienne, and a Masters in Electrical Engineering from Montpellier, France.

Aydin Koc joined ZiLOG in August 1998. Prior to his appointment as Senior Vice-President and General Manager of the Home Entertainment Business Unit at ZiLOG, Mr. Koc was the President of the Optical Storage Group at Oak Technology, Inc. for two years. Earlier, Mr. Koc was with LSI Logic Corporation for nine years in various business development and marketing roles, culminating with the position of Director of Worldwide ASIC and Strategic Marketing. For seven years, Mr. Koc also held senior management consulting positions at Boston Consulting Group and Booz, Allen & Hamilton, two of the world's largest international management consulting firms. He holds Bachelor of Science and Master of Science degrees in Electrical Engineering from Middle East Technical University, and a Master of Business Administration degree from Stanford University.

Steven C. Mizell joined ZiLOG in October 1998. Prior to his appointment as Senior Vice-President of Human Resources and commencing in 1984, Mr. Mizell held several positions at CBS Corporation (formerly Westinghouse Electric Corporation) culminating with the position of Vice President of Human Resources and Operations. Mr. Mizell holds a Master of Science in Management and Policy Analysis from Carnegie Mellon University, a Bachelor of Science degree in Industrial Management from Georgia Institute of Technology, and is a Certified Compensation Professional.

Richard L. Moore joined ZiLOG in 1995 as Vice President of Technology. In June 1996, he was appointed Senior Vice President of Technology. Before re-joining ZiLOG, Mr. Moore served seven years as President and CEO of Cromemco, Inc. From 1981 through 1988, Mr. Moore was the Vice President of Engineering at ZiLOG. He holds a Bachelor of Science degree in Electrical Engineering from the University of Texas and a Master of Business Administration degree from Saint Mary's College.

Richard R. Pickard became Senior Vice President, General Counsel and Secretary in 1998 and served as Vice President, General Counsel and Secretary from 1992. From 1987 to March 1992, Mr. Pickard was General Counsel and Secretary. Before coming to ZiLOG, he was Corporate Counsel at NEC Electronics, Inc., and in private practice. Mr. Pickard holds a Bachelor of Arts degree in American Civilization from Williams College and a Juris Doctorate degree from the College of William and Mary.

Edward P. Ponganis joined ZiLOG in 1993 as the Director of IC Design before becoming Vice President of Design Engineering. Prior to his joining ZiLOG, Mr. Ponganis served as Director of Advanced Products Design at Chips and Technologies. Earlier, Mr. Ponganis was Director of Microprocessor Design Engineering at National Semiconductor. He holds a Bachelor of Science degree in Electrical Engineering from Santa Clara University.

James M. Thorburn was appointed Senior Vice President and Chief Financial Officer in May 1998. Prior to his joining ZiLOG, Mr. Thorburn was the Vice President of Operations Finance at National Semiconductor. During his 17 year career, Mr. Thorburn also managed the financial needs for National Semiconductor's Communications and Computing Group, Analog Division, and European Operations. Mr. Thorburn holds a Bachelor of Science degree in Economics from the University of Glasgow and is a qualified chartered management accountant.

Shlomo Waser joined ZiLOG on February 1, 1999 as Senior Vice President and General Manager of the Integrated Controls Business Unit from Phillips Semiconductors where, beginning seven years ago, he was Vice President and General Manager of the Microcontrollers business line. Prior to working at Phillips, Mr. Waser held positions at Advanced Micro Devices and Monolithic Memories. He holds a graduate degree in Computer Engineering from Stanford University, and Bachelor and Master of Science degrees in Electrical Engineering from San Jose State University.

W. Norman Wu was appointed Senior Vice President and Chief Strategy Officer for ZiLOG in June 1998. Prior to joining ZiLOG, Mr. Wu was President and CEO of Avantos Performance Systems, Inc., a management software company he co-founded in 1991. Before that, Mr. Wu spent ten years with the high technology management consulting practice of Bain & Company where he held the position of Vice President. Mr. Wu has both Bachelor and Masters of Science in Electrical Engineering degrees from Stanford University, and a Master of Business Administration degree from Harvard University.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of ZiLOG and greater than 10% owners of ZiLOG Common Stock, registered under Section 12 of the Exchange Act, to file with the SEC reports of beneficial ownership of ZiLOG Common Stock, registered under
Section 12 of the Exchange Act. Such executive officers, directors and 10% stockholders are required to furnish ZiLOG copies of all Section 16(a) reports they file. From January 1, 1998 to February 27, 1998, the Company's Common Stock was registered under Section 12 of the Exchange Act.

In connection with the merger, the Company ceased being a public company and terminated the registration of its Common Stock under Section 12, after which, its executive officers, directors and 10% stockholders were no longer subject to Section 16.

Based solely on the Company's review of the copies of forms furnished to it and written representations from the executive officers, directors and 10% stockholders, the Company believes all necessary filings were made under Section 16(a) during 1998.

ITEM 11.        EXECUTIVE COMPENSATION

Retention of New Chief Executive Officer

The Company has entered into an employment agreement with Mr. Crawford, which provides that, for a period of five years commencing on the date the Merger is consummated; Mr. Crawford will serve as President and CEO of the Company and as a member of its Board of Directors. The employment agreement provides for an annual base salary of $800,000, and provides an annual target bonus of at least $600,000 provided the Company achieves certain performance objectives to be determined each year. With respect to calendar year 1998, a bonus of $700,000 was paid in the first quarter of 1999.

Upon commencement of employment with the Company, Mr. Crawford received a $1.0 million bonus and the Company established a deferred compensation account of $8.0 million, which will earn interest of 8% per annum, compounded annually. The $8.0 million plus earnings will be paid to Mr. Crawford on January 2, 2002 or earlier, if Mr. Crawford elects, upon the occurrence of (i) a change in control of the Company (as defined in the employment agreement), (ii) a public offering (as defined in the employment agreement) of any class of stock of the Company or (iii) the termination of Mr. Crawford's employment with the Company, provided that, if Mr. Crawford voluntarily resigned his employment with the Company prior to January 1, 1999, he would have forfeited all rights to the $8.0 million payment.

The Company granted Mr. Crawford 100,000 shares of Common Stock effective on of May 1, 1998, and will grant Mr. Crawford 100,000 shares of Common Stock on each of May 1, 1999, 2000 and 2001 (all share and share price information in this paragraph give effect to a 4-for-1 stock split declared after consummation of the Merger and a 2-for-1 stock split declared in August 1998). Such shares shall become fully deliverable prior to such dates on the earlier to occur of a change in control, a public offering or if Mr. Crawford ceases to be employed with the Company for any reason, provided that, if Mr. Crawford voluntarily resigned his employment prior to January 1, 1999, he would have to return any shares granted and shall forfeit any shares that have not yet been granted. In addition, the employment agreement provides that the Company will grant Mr. Crawford the option to purchase 1,000,000 shares of Common Stock at an exercise price of $2.50 per share (the "$2.50 Option") and 1,000,000 shares of Common Stock at an exercise price of $5.00 per share (the "$5 Option"). The $2.50 Option and the $5 Option will each become exercisable as follows: (i) 125,000 shares on the date the Merger is consummated, (ii) 125,000 shares on December 31, 1998 and (iii) 62,500 shares at the end of each calendar quarter in each of calendar years 1999, 2000 and 2001. The options will also become immediately exercisable in full upon the occurrence of any of the following events: (i) change in control of the Company, (ii) a public offering or (iii) the termination of Mr. Crawford's employment by the Company without cause (as defined in the employment agreement), by Mr. Crawford for good reason (as defined in the employment agreement) or on account of Mr. Crawford's death or permanent disability. Mr. Crawford has the right to require the Company to register his shares of Common Stock acquired pursuant to such option on May 1, 2001, or, at the Company's option in lieu of registering such shares, to purchase such shares from Mr. Crawford at an appraised fair market value on such date.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Dr. Sack stepped down as CEO following consummation of the Merger. Pursuant to Dr. Sack's employment agreement, upon such resignation, Dr. Sack became entitled to receive the following payments in a cash lump sum: (A) the current base salary for the period remaining under his employment agreement, (B) payouts under ZiLOG's Employee Performance Incentive Plan for awards granted prior to the effective date of termination of employment, and (C) payouts under ZiLOG's Executive Bonus Plan for awards granted prior to the effective date of termination of employment. In addition, Dr. Sack is entitled to continue his participation in group insurance plans, including basic and supplemental life insurance and disability insurance and health insurance and the flexible spending plan for the health insurance and dependent care coverage, maintained by ZiLOG for an additional 24 months. Upon consummation of the Merger, all of Dr. Sack's outstanding stock options became fully vested, were canceled and Dr. Sack received cash for the difference, if any, between the exercise price and $20.00. See Business-The Merger.

Pursuant to the employment agreements between ZiLOG and each of Michael J. Bradshaw, Richard L. Moore, Robert E. Collins, Richard R. Pickard, Sally
M. Baumwell, J. James Magill, Alan Secor and Thomas C. Carson, upon consummation of the Merger, the term of each such executive officer's employment was automatically extended for 24 months from the earlier of the Anniversary date of the Merger or the expiration date of each respective employment agreement. If any of such executive officers terminates employment with ZiLOG after the Anniversary date of the Merger, either voluntarily for Good Reason (as defined in each respective employment agreement) or involuntarily for reasons other than for Cause or Detrimental Activity (as defined in each respective employment agreement):
(i) the executive officer will be entitled to receive the following payments in a cash lump sum: (A) the then current base salary for the period remaining under the employment agreement, (B) payouts under ZiLOG's Employee Performance Incentive Plan for awards granted prior to the effective date of termination of employment, and (C) payouts under ZiLOG's Executive Bonus Plan for awards granted prior to the effective date of termination of employment; (ii) the executive officer's unvested stock options granted after the Anniversary date of the Merger and outstanding as of the date of such termination will continue to vest for the period of time remaining under the employment agreement; and (iii) the executive officer will be entitled to continue participation in group insurance plans, including basic and supplemental life insurance and disability insurance and health insurance and the flexible spending plan for the health insurance and dependent care coverage, maintained by ZiLOG through the expiration of the term of the employment agreement. In addition, upon consummation of the Merger, all of the above executives' outstanding stock options became fully vested, were canceled and they received cash for the difference, if any, between the exercise price and $20.00. See Business-The Merger.

The employment agreements for each of Dr. Sack, Messrs. Bradshaw, Moore, Collins, Pickard, Magill, Secor and Carson and Ms. Baumwell provide for:
(i) awards and payouts under ZiLOG's Employee Performance Incentive Plan and Executive Bonus Plan for the year in which the termination of employment occurs and (ii) excise tax restoration bonuses to the extent any of such individuals are subject to any excise tax imposed by Section 4999 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The amount of payouts will be calculated in accordance with the respective terms of the Employee Performance Incentive Plan and Executive Bonus Plan as if such individual's termination date was the last day of ZiLOG's fiscal year and based on ZiLOG's financial performance for the portion of the fiscal year that ends on the last day of the month prior to the termination date.

After the Merger and during 1998, Robert E. Collins, Sally M. Baumwell, J. James Magill, Alan Secor, and Thomas C. Carson terminated their employment with the Company either voluntarily for good reason (as defined in each respective employment agreement) or involuntarily for reason other than for Cause or Detrimental Activity (as defined in each respective employment agreement). Accordingly, each such former employee received the benefits they were entitled to as set forth above.

Compensation of Directors

During 1997 and 1998 prior to the consummation of the Merger, the then current outside members of the Board of Directors, Mr. Connors, Mr. Wangberg and Dr. White were each compensated at the rate of $2,000.00 for each full day spent performing business for the Board of Directors or for any committee of the Board of Directors and were reimbursed for travel expenses. Such compensation was not paid pursuant to consulting contracts. Prior to the Merger, the Company's other directors did not receive any compensation for service on the Board of Directors. Prior to the Merger, there were no family relationships between any directors or executive officers of the Company.

During 1998, after the Merger, each outside director received an option grant of 15,000 shares (after giving effect to the 4-for-1 and 2-for-1 stock splits ("the 1998 Stock Splits") effective as of the date of their commencement as a member of the Board of Directors. On each outside director's anniversary date of the commencement of their term as a member of the Board, they shall receive an annual stock option grant of 2,000 shares (after giving effect to the 1998 Stock Splits). Each outside director also receives $1,000 per meeting of the Board or any committee of the Board whether the outside director appears in person or by telephone and reimbursement of expenses incurred to attend such meeting of the Board or committee meeting. This compensation is not paid pursuant to consulting contracts. The Company's other directors currently do not receive any compensation for service on the Board of Directors. There are no family relationships between any directors or executive officers of the Company.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

During 1997 and 1998 prior to the consummation of the Merger, the Board of Directors' Executive Compensation Committee consisted of Drs. Kressel and Sack, Mr. Connors and Mr. Wangberg. There were no Compensation Committee Interlocks as that term is defined under Item 402(j) of Regulation S-K as promulgated under the Securities Exchange Act of 1934, as amended, among the committee members. Dr. Sack was an executive officer of the Company serving as President and Chief Executive Officer until the consummation of the Merger on February 27, 1998 when he resigned. Dr. Sack did not participate in the deliberations concerning his own compensation.

After the Merger, initially, Mr. Stanton served as Chairman and Mr. Goldman and Mr. Friedland served as members of the Compensation Committee. At the November 6, 1998 meeting of the Board of Directors, Mr. Stanton resigned form this committee to assume a position on another committee and Mr. William S. Price, III became Chairman of the Compensation Committee.
There were no Compensation Committee Interlocks as that term is defined under Item 402 (j) of Regulation S-K as promulgated under the Securities Exchange Act of 1934, as amended, among the committee members. Mr. Crawford as the Chief Executive Officer and Mr. Mizell as the Senior
Vice President of Human Resources provide staff to support this committee. Neither Mr. Crawford nor Mr. Mizell participate in the deliberations concerning their own respective compensation.


SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for services rendered to the Company in all capacities during the years ended December 31, 1998, 1997 and 1996 by (i) each person who served as the Company's chief executive officer in 1998, (ii) the four other most highly compensated executive officers other than the chief executive officer who were serving as executive officers as of December 31, 1998, and (iii) one other individual who was an executive officer during 1998 (collectively, the "Named Executive Officers").


                                                                              Long-Term
                                           Annual Compensation            Compensation Awards
                                    ---------------------------------    -----------------------
                                                             Other                    Securities       All
                                                             Annual      Restricted   Underlying      Other
         Name and                                          Compensa-       Stock       Options/     Compensa-
    Principal Position       Year   Salary($)   Bonus($)    tion($)       Awards      SAR(#)(1)     tion($)(2)
-------------------------- -------- ---------- ----------- ----------    ---------    ----------    ----------
C.J. Crawford (3)            1998    $794,871  $1,000,000   $422,093 (4)  250,000 (5) 2,000,000        $2,400
President and CEO            1997         --         --         --            --           --             --
                             1996         --         --         --            --           --             --

E.A. Sack (6)                1998     138,177     375,736       --            --           --       1,244,380
President and CEO            1997     526,435     306,276       --            --        115,350        17,538
                             1996     511,750     491,376       --            --         60,700        16,869

M.J. Bradshaw                1998     244,331      73,631       --            --        120,000         2,400
Senior Vice President,       1997     220,823      62,331       --            --         20,350        17,538
Worldwide Operations         1996     212,116      87,588       --            --         83,275 (7)    16,869

R.L. Moore                   1998     231,137      68,994       --            --        120,000         2,400
Senior Vice President,       1997     215,004      69,834       --            --         20,350        17,538
Chief Technology Officer     1996     195,185      75,120       --            --        116,400 (8)    15,008

T.C. Carson(9)               1998     207,677      60,388       --            --        120,000       488,446
Senior Vice President Sales  1997     217,390      42,468       --            --         35,100        17,538
and Strategic Marketing      1996     169,995      45,948       --            --         82,100 (10)   16,869

R.R. Pickard                 1998     201,116      66,372       --            --        120,000         2,400
Senior Vice President,       1997     173,271      72,380       --            --         20,450         2,400
General Counsel, Secretary   1996     166,180      80,946       --            --         42,100 (11)    2,250

J.M. Thorburn(12)            1998     134,135     100,000       --            --        180,000           --
Senior Vice President, CFO   1997        --         --          --            --           --             --
                             1996        --         --          --            --           --             --

(1) Grants in fiscal years 1997 and 1996 relate to options issued under ZiLOG's stock plans outstanding prior to the Merger. In conjunction with the Merger, these options were cancelled and, in certain instances, were converted into the right to receive an amount in cash, as set forth in the Merger agreement. Share amounts prior to the Merger have not been restated to reflect stock splits.
(2) Amounts represent the Company's matching and discretionary contributions to the ZiLOG, Inc. Tax-Deferred 401(k) Investment Plan and the Company's contribution to the Non-Qualified Deferred Compensation Plan with the exception of Dr. Sack and Mr. Carson who also received severance payments in 1998 of $1,244,380 and $486,046, respectively.
(3) Mr. Crawford became President, Chief Executive Officer effective upon the consummation of the Merger on February 27, 1998.
(4) Represents $391,394 paid for relocation expenses and $30,699 for other payroll gross-ups for Mr. Crawford.
(5) Reflects 100,000 shares of ZiLOG, Inc. Common Stock granted to Mr. Crawford on May 1, 1998.
(6) Dr. Sack resigned from the Company effective upon the consummation of the Merger on February 27, 1998.
(7) Includes options granted on November 6, 1996 for 11,250 shares upon cancellation of a previous option granted on June 1, 1994, 525 shares upon cancellation of a previous option granted on December 15, 1994, 100 shares upon cancellation of a previous option granted on March 23, 1995, 25,000 shares upon cancellation of a previous option granted on April 6, 1995, 700 shares upon cancellation of a previous option granted on January 17, 1996, and 20,000 shares upon cancellation of a previous option granted on February 21, 1996.
(8) Includes options granted on November 6, 1996 for 40,000 shares upon cancellation of a previous option granted on June 14, 1995, 5,000 shares upon cancellation of a previous option granted on November 16, 1995, 700 shares upon cancellation of a previous option granted on January 17, 1996, 20,000 shares upon cancellation of a previous option granted on February 21, 1996, 10,000 shares upon cancellation of a previous option granted on May 16, 1996, and 5,000 shares upon cancellation of a previous option granted on July 16, 1996.
(9) Mr. Carson resigned from the Company in October 1998 and the 120,000 options granted to him in 1998 were subsequently cancelled.
(10) Includes options granted on November 6, 1996 for 15,000 shares upon cancellation of a previous option granted on June 1, 1994, 700 shares upon cancellation of a previous option granted on December 15, 1994, 25,000 shares upon cancellation of a previous option granted on April 6, 1995, 700 shares upon cancellation of a previous option granted on January 17, 1996 and 20,000 shares upon cancellation of a previous option granted on February 21, 1996.
(11) Includes options granted on November 6, 1996 for 10,000 shares upon cancellation of a previous option granted on June 1, 1994, 700 shares upon cancellation of a previous option granted on December 15, 1994, 20,000 shares upon cancellation of a previous option granted on April 6, 1995, 700 shares upon cancellation of a previous option granted on January 17, 1996, and 10,000 shares upon cancellation of a previous option granted on July 16, 1996.
(12) Mr. Thorburn joined the Company in May 1998.

The following table sets forth further information regarding option grants to each of the Named Executive Officers during 1998. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option terms.

                      OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants
                  --------------------------------------------   Potential Realized
                    Number    % of Total                           Value at Assumed
                      of       Options/                            Annual Rates of
                  Securities     SARs                                Stock Price
                  Underlying  Granted to Exercise                 Appreciation for
                   Options/   Employees   or Base                   Option Term
                     SARs     in Fiscal    Price   Expiration  -----------------------
      Name        Granted(1)     Year    ($/SH)(2)    Date         5%          10%
----------------- ----------- ---------- --------- ----------- ----------- -----------
C.J. Crawford(3)   1,000,000       15.5%    $2.50    02/27/08  $1,572,237  $3,984,356
                   1,000,000       15.5%     5.00    02/27/08   3,144,473   7,968,712

E.A. Sack(4)            --          --       --          --

M.J. Bradshaw        120,000        1.9%     2.50    08/14/08     188,668     478,123

R. L. Moore          120,000        1.9%     2.50    08/14/08     188,668     478,123

T. C. Carson(5)      120,000        1.9%     2.50    08/14/08     188,668     478,123

R. R. Pickard        120,000        1.9%     2.50    08/14/08     188,668     478,123

J. M. Thorburn(6)    180,000        2.8%     2.50    08/14/08     283,003     717,184


(1) Options generally vest and become exercisable at a rate of 25% on each of the first four anniversaries following the option grant date.
(2) These options were granted at fair value, except for the option granted to Mr. Crawford with an exercise price per share of $5.00, which was above fair value.
(3) Mr. Crawford became President and Chief Executive Officer effective upon the consummation of the Merger on February 27, 1998.
(4) Dr. Sack resigned from the Company effective upon the consummation of the Merger on February 27, 1998.
(5) Mr. Carson resigned from the Company in October 1998. The options granted for 120,000 shares were subsequently cancelled.
(6) Mr. Thorburn joined the Company in May 1998.

The following table provides information with respect to the aggregate option exercises and fiscal year-end option values for each of the Company's Named Executive Officers for the year ended December 31, 1998. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of the Common Stock on December 31, 1998, as determined by the Board of Directors ($2.50 per share).


            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   OPTION VALUES AT DECEMBER 31, 1998

                                                  Number of
                                                  Securities         Value of
                                                  Underlying       Unexercised
                                                 Unexercised       In-the Money
                                                 Options/SARs      Options/SARs
                                                  At Fiscal          at Fiscal
                                                 Year-End (#)      Year-End($)
                     Shares         Value    -------------------- --------------
                  Acquired on      Realized      Exercisable/      Exercisable/
      Name        Exercise (#)       ($)        Unexercisable     Unexercisable
----------------- ------------    ---------- -------------------- --------------
C. J. Crawford(1)        --          $  --   625,000 / 1,375,000      - / -
E.A. Sack(2)          180,975 (3) 2,183,701         - / -             - / -
M. J. Bradshaw          8,550 (3)    51,800      - / 120,000          - / -
R. L. Moore              --             --       - / 120,000          - / -
T.C. Carson(4)         30,000 (5)   161,875         - / -             - / -
R. R. Pickard           3,000 (3)    17,500      - / 120,000          - / -
J. M. Thorburn           --             --       - / 180,000          - / -

(1) Mr. Crawford became President, Chief Executive Officer effective upon the consummation of the Merger on February 27, 1998.
(2) Dr. Sack resigned from the Company effective upon the consummation of the Merger on February 27, 1998.
(3) Relates to the redemption of options issued under ZiLOG's stock plans outstanding immediately prior to the consummation of the Merger.
(4) Mr. Carson resigned from the Company in October 1998.
(5) Amount includes both the redemption of outstanding options in conjunction with the Merger and the exercise of 14,000 options prior to the Merger.
(6) Mr. Thorburn joined the Company in May 1998.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of ZiLOG, Inc. common and preferred stock as of March 1, 1999, by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of ZiLOG, Inc. common or preferred stock, (ii) each of the directors of ZiLOG, Inc., (iii) each of the Named Executive Officers, and (iv) all current executive officers and directors of ZiLOG, Inc. as a group.

                            Series A                          Class A Non-voting
                         Preferred Stock    Common Stock         Common Stock
                       ----------------- ------------------- -------------------
                        Amount             Amount              Amount
                          and                and                 and
                       Nature of          Nature of           Nature of
                        Benefi-            Benefi-             Benefi-
                         cial    Percent    cial     Percent    cial     Percent
   Name and Address     Owner-     of      Owner-      of      Owner-      of
 of Beneficial Owner    ship(1)   Class    ship(1)    Class    ship(1)    Class
---------------------- --------- ------- ----------- ------- ----------- -------
TPG Partners II, L.P.   242,343    96.9% 26,172,770    87.0%  9,693,620    96.9%
201 Main Street
Suite 2420
Fort Worth, TX 76102(2)

C. J. Crawford            2,127     *       954,786     3.2      85,106     *

E. A. Sack                  --      --      147,288     *          --       --

M. J. Bradshaw              --      --      108,160     *          --       --

R. R. Pickard               --      --       10,288     *          --       --

R. L. Moore                 --      --         --       --         --       --

J. M. Thorburn              --      --         --       --         --       --

T. C. Carson                --      --         --       --         --       --

W. S.  Price, III           --      --         --       --         --       --

D. M.  Stanton              --      --         --       --         --       --

M. A. Goldman               --      --         --       --         --       --

R. S. Friedland             --      --         --       --         --       --

All current executive     2,127     *     1,073,234     3.6      85,106     *
officers and
directors, as a group
(14 persons)


---------------

*       Less than one percent.

(1) Unless otherwise indicated, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Mssrs. Price and Stanton, who serve as directors for the Company, are also partners of TPG Partners II, L.P., and disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interests therein.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Merger, the Company paid TPG Partners II, L.P. ("TPG II") and certain affiliates financial advisory and other fees and reimbursed certain expenses, in an aggregate amount of approximately $8 million.

In connection with the Merger, TPG II and certain other investors received 27,000,000 new shares of Common Stock, 10,000,000 shares of Non-Voting Common Stock and 250,000 shares of Series A Cumulative Preferred Stock of ZiLOG, the surviving corporation, after taking effect of the 4-for-1 stock split declared by the Board upon consummation of the Merger and the 2-for-1 stock spit approved by the Board in August 1998. The preferred stock has initial liquidation value of $100 per share. The Preferred Stock will accumulate dividends at the rate of 13.5% per annum payable quarterly for periods ending on or prior to February 26, 2008. Dividends will compound to the extent not paid in cash. On February 27, 2008, ZiLOG will be required to pay in cash all accumulated but unpaid dividends on the preferred stock. Thereafter, the preferred stock will accumulate dividends at the rate of 15.5% per annum. Subject to restrictions imposed by certain indebtedness of ZiLOG, ZiLOG will be able (but not required) to redeem shares of the preferred stock at any time at redemption prices ranging from 105% of liquidation value plus accumulated and unpaid dividends at February 27, 1998 to 100% of liquidation value plus accumulated and unpaid dividends at February 27, 2003 and thereafter. In certain circumstances involving a change of control of ZiLOG, subject to restrictions imposed by certain indebtedness of ZiLOG, holders of preferred stock will be able (but not required) to require ZiLOG to repurchase shares of preferred stock at liquidation value plus accumulated and unpaid dividends.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements and Supplementary Data:

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the Years Ended
            December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity for the Years
            Ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        2.      Financial Statement Schedules

        The Financial Statement Schedule listed below is filed as part of this Report:

              Schedule II   Valuation and Qualifying


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.


(b) Reports on Form 8-K
    No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 1998.

(c) Exhibits
    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

(d) Financial Statements Schedules
    See Item 14 (a)(2) above.

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZiLOG, INC.

By:    /s/ CURTIS J. CRAWFORD                          March 30, 1999
    ------------------------------------
           Curtis J. Crawford
    President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date
--------------------------  ----------------------------------  --------------
/s/ CURTIS J. CRAWFORD      President and Chief Executive       March 30, 1999
--------------------------  Officer and Director
  Curtis J. Crawford


/s/ JAMES M. THORBURN       Senior Vice President, Chief        March 30, 1999
--------------------------  Financial Officer
    James M. Thorburn


/s/ RICHARD S. FRIEDLAND    Director                            March 30, 1999
--------------------------
    Richard S. Friedland


/s/ MURRAY A GOLDMAN        Director                            March 30, 1999
--------------------------
    Murray A. Goldman


/s/ WILLIAM S. PRICE III    Director                            March 30, 1999
--------------------------
    William S. Price


 /s/ DAVID M. STANTON       Director                            March 30, 1999
--------------------------
    David M. Stanton


                                  SCHEDULE II
                                  ZiLOG, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended December 31, 1998, 1997, and 1996
                                  (In thousands)

                                               Additions
                                                Charged
                                    Balance at to Costs             Balance at
                                    Beginning     and    Deductions   Ending
                                    of Period  Expenses     (1)     of Period
                                    ---------- --------- ---------- ----------
December 31, 1998
  Allowance for doubtful accounts..      $250      $153       ($37)      $366

December 31, 1997
  Allowance for doubtful accounts..      $250      $189      ($189)      $250

December 31, 1996
  Allowance for doubtful accounts..      $250      $107      ($107)      $250

------------------------

(1)  Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

Exhibit
Number                         Exhibit Description
-------   -------------------------------------------------------------
2.1*      Agreement and Plan of Merger, dated as of July 20, 1997, between
          TPG Partners II, L.P. and ZiLOG Inc.  (the Recapitalization
          Agreement).
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any Schedule to the
          Recapitalization Agreement.

2.2* Amendment Number One to the Recapitalization Agreement, dated as of November 18, 1997, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

2.3* Amendment Number Two to the Recapitalization Agreement, dated as of December 10, 1997, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

2.4* Amendment Number Three to the Recapitalization Agreement, dated as of January 26, 1997, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

3.1*      Certificate of Incorporation of ZiLOG, Inc.
3.2*      Certificate of Merger of TPG Zeus Acquisition Corporation into
          ZiLOG, Inc filed with the Delaware Secretary of State on February
          27, 1998.

3.3*      Bylaws of ZiLOG, Inc.

3.4* Certificate of Designation of Series A Cumulative Preferred Stock of ZiLOG, Inc.

3.5**     Certificate of Amendment of Certificate of Incorporation of ZiLOG,
          Inc.

4.1* Stockholders Voting Agreement, dated as of July 20 1997, by and among TPG Partners II, L.P., on the one hand, and Warburg, Pincus
          Capital Company, L.P. and Warburg, Pincus & Co., on the other hand.

4.2* Stockholders' Agreement dated as of February 27, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P.,
          TPG Parallel II, L.P. and certain other stockholders of ZiLOG, Inc.

4.3*      Letter Agreement, dated as of November 18, 1997, by and among TPG
          Partners II, L.P., Warburg, Pincus Capital Company, L.P. and
          Warburg, Pincus & Co., and ZiLOG, Inc.

4.4*      Form of 9 1/2% Senior Secured Notes due 2005 of ZiLOG, Inc.

4.5* Indenture, dated as of February 27, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company and State Street Bank and
          Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Indenture.

4.6* Purchase Agreement dated as of February 23, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company, Goldman, Sachs &
          Co., BancBoston Securities Inc. and Citicorp Securities, Inc.

4.7* Registration Rights Agreement, dated as of February 27, 1998, by and among ZiLOG, Inc., ZilOG Europe, ZiLOG TOA Company, Goldman,
          Sachs, & Co., BancBoston Securities Inc. and Citicorp Securities,
          Inc.

4.8* Company Security Agreement dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company
          Security Agreement.

4.9*      Subsidiary Security Agreement, dated as of February 27, 1998 by and among each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE:   Pursuant to the provisions of paragraph (b) (2) of item
          601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the
          Subsidiary Security Agreement.


4.10* Company Pledge Agreement, dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company
          Pledge Agreement.

4.11* Subsidiary Pledge Agreement, dated as of February 27, 1998 by each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Subsidiary Pledge Agreement.

4.12* Company and Subsidiary Patent and Trademark Security Agreement, dated as of February 27, 1998 by and among ZiLOG, Inc., each of the direct and indirect domestic ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company and Subsidiary Patent and Trademark Security Agreement.

4.13*     Copyright Security Agreement, dated as of February 27, 1998 by
          ZiLOG, Inc., each of the direct and indirect ZiLOG, Inc.
          Subsidiary signatories thereto and State Street Bank and Trust
          Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Copyright Security Agreement.

4.14* Stockholders' Agreement, dated as of March 26, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P. TPG
          Parallel II, L.P. and certain other stockholders of ZiLOG.

10.1*     Contract of Lease, dated March 22, 1979, by and between ZiLOG
          Philippines, Inc. and Fruehauf Electronics Phils. Corporation
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Contract of Lease.

10.2      Credit Agreement, dated December 30, 1998, by and between ZiLOG,
          Inc. and The CIT Group/ Business Credit, Inc.

10.3*     Form of 1997 Employee Performance Incentive Plan (1).

10.4*     1997 ZiLOG Employee Performance Incentive Plan Administrative
          Guide (1).

10.5*     1997 ZiLOG Employee Performance Incentive Plan Executive Bonus
          Administrative Guide (1).

10.6*     Employment Agreement, dated May 22, 1997, by and between Michael
          J. Bradshaw and ZiLOG, Inc (1).

10.7 Employment Agreement, dated as of May 22, 1997, by and between Richard R. Pickard and ZiLOG, Inc (1).

10.8* Employment Agreement, dated as of May 22, 1997, by and between Richard L. Moore and ZiLOG, Inc. (1)

10.9 Employment Agreement, dated as of November 20, 1998 by and between Michael Burger and ZiLOG, Inc. (1)

10.10     Employment Agreement, dated February 1, 1999, by and between
          Shlomo Waser and ZiLOG, Inc. (1).

10.11     Employment Agreement, dated June, 15, 1998, by and between W.
          Norman Wu and ZiLOG, Inc. (1).

10.12     Employment Agreement, dated June 1, 1998, by and between Gerald J.
          Corvino and ZiLOG, Inc. (1).

10.13     Employment Agreement, dated August 3, 1998, by and between Robert
          G. Couch and ZiLOG, Inc. (1).

10.14     Employment Agreement, dated October 16, 1998, by and between
          Steven C. Mizell and ZiLOG, Inc. (1).

10.15 Employment Agreement, dated as of March 1, 1998 by and between Curtis J. Crawford and TPG Partners II, L.P. (1).

10.16*    Lease, dated as of February 18, 1998, between ZiLOG, Inc. and
          CarrAmerica Realty Corporation.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of item 601 of Regulation S-K, the registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Lease.

10.17**   ZiLOG, Inc. 1998 Long-Term Stock Incentive Plan.

10.18**   ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan.

10.19     Employment Agreement, dated May 22, 1998, by and between James M.
          Thorburn and ZiLOG, Inc. (1).

10.20     Employment Agreement, dated November 11, 1998, by and between
          Didier J. LeLannic and ZiLOG, Inc. (1).

10.21     Employment Agreement, dated August 3, 1998, by and between Aydin
          Koc and ZiLOG, Inc. (1).

21.1*     Subsidiaries of ZiLOG, Inc.

25.1* Form T-1 with respect to the eligibility of State Street Bank and Trust Company with respect to the Indenture.

27.1      Financial Data Schedule.
__________________

        * Incorporation herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 (File
          No. 333-51203) declared effective by the Securities and Exchange
          Commission on July 9, 1998.

       ** Incorporated herein by reference to the Exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

       (1)Represents a management contract or compensatory plan or agreement.






