Form 10-Q
period 1999-04-04
ZILOG INC
filed 1999-05-18
CIK 319450

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended April 4, 1999.

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

                             Yes   X       No
                                 -------      -------

As of May 3, 1999, there were 30,098,736 shares of the Company's Voting
Common Stock, $.01 par value and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   ZILOG, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                         1999      1998
                                       --------- ---------
Net sales.............................  $54,209   $49,539
                                       --------- ---------

Costs and expenses:
  Cost of sales.......................   38,410    40,767
  Research and development............    7,263     8,104
  Selling, general and administrative.   14,506    13,941
  Special charges:
  Recapitalization....................      --     13,304
                                       --------- ---------
                                         60,179    76,116
                                       --------- ---------
Operating loss........................   (5,970)  (26,577)

Other income (expense):
  Interest income.....................      610     1,159
  Interest expense....................   (7,229)   (2,978)
  Other, net..........................      (85)      (88)
                                       --------- ---------
Loss before income taxes..............  (12,674)  (28,484)
Provision (benefit) for income taxes..      250    (8,545)
                                       --------- ---------
Net loss..............................  (12,924)  (19,939)

Other comprehensive loss,
   net of tax.........................      --        (93)
                                       --------- ---------
Comprehensive loss.................... ($12,924) ($20,032)
                                       ========= =========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS(Unaudited)
                 (dollars in thousands, except share amounts)

                                                           April 4,  December 31,
                                                           1999         1998
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $46,540      $50,856
  Accounts receivable, less allowance for doubtful
     accounts of $340 in 1999 and $366 in 1998..........    27,177       25,151
  Inventories...........................................    25,797       22,232
  Prepaid expenses and other current assets.............     9,831        7,521
                                                        -----------  -----------
          Total current assets..........................   109,345      105,760
                                                        -----------  -----------
Property, plant and equipment, at cost..................   428,298      424,401
Less: accumulated depreciation and amortization.........  (257,146)    (242,653)
                                                        -----------  -----------
   Net property, plant and equipment....................   171,152      181,748
Other assets............................................     8,926        9,563
                                                        -----------  -----------
                                                          $289,423     $297,071
                                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $21,207      $16,381
  Accrued compensation and employee benefits............    22,658       24,595
  Other accrued liabilities.............................    11,851       17,977
                                                        -----------  -----------
          Total current liabilities.....................    55,716       58,953

Notes Payable...........................................   280,000      280,000

Other non-current liabilities...........................    15,804        6,349



Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at April 4, 1999 and December 31, 1998; aggregate
   liquidation preference $28,027.......................    25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 30,098,736 shares issued and
   outstanding at April 4, 1999 and December 31, 1998.
   Class A Non-voting Common Stock, $0.01 par value;
   30,000,000 shares authorized; 10,000,000 shares
   issued and outstanding at April 4, 1999 and December
   31, 1998.............................................       401          401
 Additional paid-in capital.............................       799          799
 Accumulated deficit....................................   (88,297)     (74,431)
                                                        -----------  -----------
          Total stockholders' deficiency................   (62,097)     (48,231)
                                                        -----------  -----------
                                                          $289,423     $297,071
                                                        ===========  ===========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                             Three Months Ended
                                                          ----------------------
                                                            April 4,    April 5,
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
Net loss.................................................  ($12,924)   ($19,939)
  Adjustments to reconcile net loss to cash provided
     (used) by operating activities:
     Depreciation .......................................    15,380      16,015
  Changes in assets and liabilities:
     Accounts receivable.................................    (2,026)      3,526
     Inventories.........................................    (3,565)        457
     Prepaid expenses and other assets ..................    (1,673)       (452)
     Accounts payable....................................     4,826        (740)
     Accrued compensation and employee benefits..........    (1,937)      1,173
     Other accrued and non-current liabilities...........     2,387      (5,966)
                                                          ----------  ----------
           Cash provided (used) by operating activities..       468      (5,926)
                                                          ----------  ----------
Cash flows from investing activities:
   Capital expenditures..................................    (4,784)     (7,260)
   Proceeds from sales of short-term investments.........        --      14,127
                                                          ----------  ----------
          Cash provided (used) by investing activities...    (4,784)      6,867
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................        --         208
  Purchase of outstanding shares.........................        --    (399,475)
  Merger costs charged to retained earnings..............        --     (15,202)
  Net proceeds from issuance of notes payable............        --     270,734
  Investment by Texas Pacific Group......................        --     117,500
                                                          ----------  ----------
           Cash provided (used) by financing activities..        --     (26,235)
                                                          ----------  ----------
Decrease in cash and cash equivalents....................    (4,316)    (25,294)
Cash and cash equivalents at beginning of period.........    50,856      92,184
                                                          ----------  ----------
Cash and cash equivalents at end of period...............   $46,540     $66,890
                                                          ==========  ==========

   See accompanying notes to condensed consolidated financial statements.

ZILOG,  INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1)  BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 1998 Form 10-K filed on March 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date.


2)  INVENTORIES
The components of inventories are as follows (in thousands):

                                     April 4,   December 31,
                                       1999        1998
                                    ----------- -----------
     Raw materials...............       $1,228      $2,439
     Work-in-process.............       21,003      17,844
     Finished goods..............        3,566       1,949
                                    ----------- -----------
                                       $25,797     $22,232
                                    =========== ===========


3)  ACQUISITION

ZiLOG, Inc. and Seattle Silicon Corporation executed an Asset Purchase Agreement (the "Agreement") which closed on April 20, 1999. By the terms of the Agreement, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation for up to approximately $6.0 million, including transaction expenses and contingent consideration based on future sales levels. The acquisition has been accounted for as a purchase. Substantially all of the former employees of Seattle Silicon Corporation were hired, establishing ZiLOG's fourth design center. Their activities will principally support ZiLOG's Integrated Controls business unit.


4)  SEGMENT REPORTING

The Company has three business units that all sell application specific standard products to original equipment manufacturers and distributors. The Communications business unit markets semiconductor components primarily in the communications end markets. The Integrated Controls business unit markets semiconductor components primarily in the consumer and computer peripherals end market. The Home Entertainment business unit markets semiconductor components primarily in the television and TV remote controller end markets.

Segment accounting: There are no sales or transfers between the business units. The Company does not assign specific assets to each business unit because all business units use the same fabrication, assembly and test equipment as well as the same building facilities. Accordingly, the Company does not have any reportable operating segments.

Segment financial data: Net sales to external customers for the three month periods ended April 4, 1999 and April 5, 1998 for each of the Company's business units are presented as follows (in thousands):

                                     April 4,    April 5,
                                       1999        1998
                                    ----------- -----------
Communications ...................     $21,223     $17,752
Integrated Controls...............      21,469      19,950
Home Entertainment................      11,517      11,837
                                    ----------- -----------
    Net Sales                          $54,209     $49,539
                                    =========== ===========


Major customers: During both of the three month periods ended April 4, 1999 and April 5, 1998 one distributor accounted for approximately 11% of net sales.

Part I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected.
Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG, Inc. undertakes no obligation to publicly release updates or revisions to these statements.

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

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                           1999      1998
                                       --------- ---------
Net sales.............................  $54,209   $49,539
Operating loss........................  ($5,970) ($26,577)
Net loss.............................. ($12,924) ($19,939)
EBITDA................................   $9,311    $2,514



EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation expenses and recapitalization and restructuring expenses ("Special Charges"). EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, each as measured under generally accepted accounting principles, and may not be comparable to similarly titled measures presented by other companies.

Net Sales

                                     April 4,    April 5,
                                       1999        1998
                                    ----------- -----------
Communications ...................     $21,223     $17,752
Integrated Controls...............      21,469      19,950
Home Entertainment................      11,517      11,837
                                    ----------- -----------
    Net Sales                          $54,209     $49,539
                                    =========== ===========


Overall, net sales for the first quarter of 1999 increased $4.7 million or 9.4% from the comparable period of 1998. The increase in current year net sales was primarily attributable to higher unit shipments and increased selling prices for communications products. During the current quarter, the Company's integrated controls business unit experienced a $1.5 million increase in net sales over first quarter 1998 as a result of higher unit shipments, offset partially by decreased selling prices for personal computer peripheral products.
Net sales in the home entertainment business unit declined slightly in the first quarter of 1999 as compared to the year ago period as a result of price declines in the television and remote control business lines.


Cost of Sales

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                           1999      1998
                                       --------- ---------
  Cost of sales.......................  $38,410   $40,767
  Gross profit .......................  $15,799    $8,772
  Gross profit percentage.............     29.1%     17.7%


The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. When compared to the similar period in 1998, ZiLOG's increase in gross profit margin in the first quarter of 1999 was primarily a result of the Company's cost reduction programs and increased utilization of its eight-inch wafer fabrication facility. Late in the third quarter of 1998, ZiLOG took two actions to reduce the cost structure of its wafer fabrication facilities in Nampa, Idaho.
The actions taken reduced the workforce by 20% and changed the shift structure to accommodate the transfer of more wafer manufacturing into the Company's more efficient, eight-inch semiconductor fabrication facility from its five-inch facility. Additionally, the Company was able to negotiate significant price reductions in raw materials prices during the third quarter of 1998. The Company also completed the outsourcing of its assembly operations to subcontractors in the first quarter of 1999. The results of these actions contributed to a higher gross profit in the first quarter of 1999 as compared to the similar period in 1998.


Research and Development

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                           1999      1998
                                       --------- ---------
  Research and development............   $7,263    $8,104
  Percentage of sales.................     13.4%     16.4%



When compared to the similar period of 1998, research and development expenditures decreased $0.8 million, or 10.4% in the first quarter of 1999 as the Company finalized the development of its .35 micron CMOS wafer fabrication process in the fourth quarter of 1998 and transferred the process to manufacturing. ZiLOG focussed on new and enhanced product development and new customer development tools in the first quarter of 1999. The first quarter of 1999 decrease as a percentage of sales, when compared to the same period of 1998 was primarily attributable to higher sales in 1999.


Selling, General and Administrative

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                           1999      1998
                                       --------- ---------
  Selling, general and administrative.  $14,506   $13,941
  Percentage of sales.................     26.8%     28.1%


Selling, general and administrative expenses increased slightly in dollars in the first quarter of 1999 when compared to the 1998 similar period, mainly attributable to higher employee related expenses, including severance costs in connection with a reorganization of the Company's sales force. The board of directors approved changes to the Company's incentive bonus plan that will provide for increased bonus payments to executive officers and other employees over 1998 levels based on substantial improvement in 1999 financial performance. If Zilog attains certain financial targets, the Company anticipates that selling, general and administrative expenses could increase in 1999 as a result of higher bonus expense. Selling, general and administrative expenses decreased as a percentage of sales in the first quarter of 1999 when compared to the similar period of 1998, primarily as a result of higher sales.


Special Charges

ZiLOG had no Special Charges in the first quarter of 1999. Pursuant to the Agreement and Plan of Merger by and among TPG Partners II, L.P., TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended, Merger Sub merged with and into ZiLOG on February 27, 1998, and ZiLOG continued as the surviving corporation (the "Merger"). In connection with the Merger, ZiLOG recorded $13.3 million of recapitalization-related expenses during the first quarter of 1998.

Other Income/(Expense), Net

                                        Three Months Ended
                                       -------------------
                                        April 4, April 5,
                                           1999      1998
                                       --------- ---------
  Other income (expense), net.........  ($6,704)  ($1,907)
  Percentage of sales.................    -12.4%     -3.8%


Other expenses, net of interest income, increased to $6.7 million in the first quarter of 1999 from $1.9 million for the similar period in 1998. The primary reason for the increase was interest expense (including amortization of debt issuance costs) on the Company's 9.5% Senior Secured Notes Payable issued February 27, 1998 and due February 27, 2005 (the "Notes"). The Company will incur approximately $26.6 million in interest coupon payments annually on the Notes.


Taxes

The provision for income taxes was $0.25 million for the three months ended April 4, 1999 compared to a benefit provision of $8.5 million for the three months ended April 5, 1998. The 1999 provision for income taxes primarily reflects foreign income taxes for certain profitable jurisdictions as well as foreign withholding taxes. Due to the Company's overall loss position, a full valuation allowance has been established for the current year losses and, therefore, no benefit is realized in the 1999 tax rate. The 1998 rate reflected the benefit of refundable taxes related to the Company's overall loss position and the realization of deferred tax assets based on the reversal of taxable temporary differences, offset by foreign taxes.

Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets for 1999. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.


EBITDA

For the first quarter ended April 4, 1999 EBITDA was $9.3 million as compared to $2.5 million for the year-ago period. The increase in EBITDA was primarily the result of improved gross profit.

EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, each as measured under generally accepted accounting principles, and may not be comparable to similarly titled measures presented by other companies.

Liquidity and Capital Resources

                                                             Three Months Ended
                                                          ----------------------
                                                            April 4,    April 5,
                                                             1999        1998
                                                          ----------  ----------
Cash and cash equivalents................................   $46,540     $66,890
Working capital..........................................   $53,629     $93,791
Cash provided (used) by operating activities.............      $468     ($5,926)
Cash provided (used) by investing activities.............   ($4,784)     $6,867
Cash used by financing activities........................   $   --     ($26,235)


ZiLOG's planned capital expenditures for 1999 are approximately $10.0 million, which are primarily for test equipment, design tools and computer system upgrades.

The Company's primary cash needs are debt service, working capital and capital expenditures. ZiLOG made its semi-annual interest payment on the Notes of approximately $13.4 million on March 1, 1999. Additionally, ZiLOG has a senior secured credit facility (the " Facility") from a commercial lender (the "Lender") that provides for a total of up to $40 million, which includes a three-year revolving credit facility of up to $25 million and a five-year capital expenditure line of up to $15 million and expires on December 30, 2001 and 2003, respectively. Borrowings under the Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the Lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. There were no borrowings under either facility as of April 4, 1999. The calculated availability on the Facility at April 4, 1999 was $36.4 million.

Cash provided by operating activities was $0.5 million for the three months ended April 4, 1999 as compared to cash used by operations of $5.9 million for the similar period of 1998. This improvement was primarily attributable to increased sales and improved gross profit in 1999, as well as changes in certain operating assets and liabilities. The use of cash by operating activities in 1998 was incurred mainly because of lower net sales and from recapitalization related expenses.

Cash used by investing activities was $4.8 million for the three months ended April 4, 1999 and cash provided by investing activities was $6.9 million for the comparable 1998 period. Cash used by investing activities in 1999 was due to capital expenditures while cash provided by investing activities in 1998 was primarily because of the receipt of cash from the maturity and sale of short- term investments of $14.1 million, which were partially offset by capital expenditures of $7.2 million.

No cash was used or provided by financing activities for the three months ended April 4, 1999 and $26.2 million was used for the three months ended April 5, 1998. The use of cash by investing activities in 1998 was primarily for cash transactions related to the Merger.

On April 20, 1999 (the "Closing Date"), ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation (the "Seattle Design Center"). Cash expenditures anticipated from this acquisition will approximate up to $6.0 million in 1999, of which $4.5 million was expended on the Closing Date. The on-going operations of the Seattle Design Center are not expected to have a material impact on the Company's cash flows during 1999.

The Company has incurred substantial indebtedness in connection with the Merger. ZiLOG's ability to make scheduled principal payments, or to pay the interest, or premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its
control.   Based upon  the current level of
operations, management believes that available cash, cash flow from operations and its credit facility will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next twelve months. However, there can be no assurance that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.


Year 2000 Compliance

ZiLOG has an active year 2000 ("Y2K") readiness program and has, as of April 4, 1999, made a substantial effort to reasonably evaluate its operations to prevent any material adverse Y2K-related impact. This program began with a survey of potential sources of Y2K exposures in both information technology ("IT") Company resources and non-IT resources, which could potentially affect the Company's business. This initial source identification phase was completed by December 31, 1998. For potential sources of Y2K risk which are external to the Company, such as with the Company's external vendors and suppliers, the Company typically relies upon written assurances of Y2K compliance from those various parties in lieu of physical testing by the Company's employees. To date, the Company has not identified any Y2K issues inherent in its products.

The next step in the Company's Y2K remediation program is to systematically analyze each identified potential internal IT and non-IT Y2K exposures to determine its likelihood of material effect on the Company's operation and the range of available remediation actions by performing physical tests which simulated performances of the systems with post-year 2000 dates. The Company's products, for the most part, involve hardware ICs, which, at the time of sale to customers, have no inherent date sensitive features. The analysis phase of the Y2K readiness program was substantially completed by December 31, 1998 and the Company expects to complete its internal and external Y2K readiness programs in July 1999.

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through April 4, 1999 was approximately $3.6 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which are expected to be completed in July 1999. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $5 million, inclusive of the cost described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

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

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the Recapitalization, which became effective February 27, 1998. At April 4, 1999, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $62.1 million.

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

In order to satisfy the Company's obligations under the Notes, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, certain of which may be beyond the control of the Company. While the Company believes that, based on current levels of operations and its business plan, it will be able to meet its debt service and other obligations or to refinance its indebtedness, there can be no assurances with respect thereto.

RECENT AND ANTICIPATED OPERATING RESULTS. The Company's operating results are affected by a wide variety of factors which could have a material adverse effect on it including, but not limited to, the Company's ability to introduce and sell new products and technologies on a timely basis, execute on cost reduction programs, changes in product mix or fluctuations in manufacturing yields which affect the Company's gross profit, market acceptance of the Company's and its customers' products, the level of orders that are received and can be shipped in a quarter, customer order patterns and seasonality, cyclicality in the semiconductor industry, increases in freight costs, gain or loss of a significant customer and whether the Company's customers buy from a distributor or directly from the Company. Certain of the Company's products sustained decreases in average selling prices and the Company sustained product mix shifts that caused its overall average selling prices to decrease by approximately 15% in the quarter ended April 4, 1999, when compared to the similar period of 1998, and this trend may continue. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not continue to decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will be offset by any increase in revenue. Continued significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, the Company has realigned capital expenditures to be consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful in repositioning the Company or result in increased efficiency or profitability.

RISKS OF ACQUISITIONS. ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation on April 20, 1999 for up to approximately $6.0 million. The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities. However, no assurance can be given that ZiLOG will consummate any acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. ZiLOG may not have had any experience with technologies and markets involved with the acquired business and accordingly may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses and acquisitions may disrupt the acquired business and ZiLOG's existing business. There can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

THE SEMICONDUCTOR INDUSTRY. The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. The Company will likely experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. The fluctuations are difficult to foresee and there can be no assurance that future fluctuations will not be more severe or prolonged or otherwise would not have a material adverse effect on the Company.

Certain of the Company's products are incorporated into printers, mouse-type pointing devices, keyboards and modems. As a result, a slowdown in the demand for personal computers and related peripherals or industry pressure to reduce prices could adversely affect the Company's operating results. A significant portion of the Company's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and garage door openers. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could have a material adverse effect on the Company.

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

CUSTOMER CONCENTRATION. In 1998, the Company's 10 largest customers accounted for approximately 45% of the Company's net sales, although no single customer accounted for more than 10.5% of net sales. For the first three months of 1999, the Company's 10 largest customers accounted for approximately 49% of the Company's net sales, with one distributor customer accounting for approximately 11% of net sales. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

PRODUCTION YIELDS AND MANUFACTURING RISKS; NEW WAFER FABRICATION FACILITY. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product that the Company anticipates producing at its newer,
0.35 and 0.65 micron CMOS process facility ("MOD III") in Nampa,
Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected;
(ii) process technology changes not operating as expected and (iii) engineers not operating equipment as expected. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its MOD III facility or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company.

The Company's future success is dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are extremely complex and subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's 0.65 micron and 0.35 CMOS processes. A failure to successfully transition eligible products to either the 0.35 micron or 0.65 CMOS process could have a material adverse effect on the Company. Manufacture of large complex die involves a significant technological risk. The failure to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes would have a material adverse effect on the Company.

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

INTERNATIONAL OPERATIONS. Approximately 63% of the Company's net sales in the first three months of 1999 were to foreign customers as compared to 53% in the similar period of 1998. The Company expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels.

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

The Company operates a test facility in the Philippines through two wholly owned subsidiaries. ZiLOG has a significant capital investment at this facility. The Company's reliance on personnel and assets and its maintenance of inventories at this facility entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Political stability in the Philippines appears to have increased markedly during the past three years, but no assurances of continued stability can be given. The Company has not experienced any significant interruptions in its business operations in the Philippines to date. Nonetheless, any loss or disruption of production in the Philippines could have a material adverse effect on the Company, particularly if operations or air transportation from the Philippines were disrupted for a substantial period of time.

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

RESTRICTIVE DEBT COVENANTS. The terms of the Notes and the Facility contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

The Company's ability to comply with such agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which would permit the holders of the Notes or the Lender on the Facility, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals.

One party has notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

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

Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibits are filed herewith:
Exhibit 27 Financial Data Schedule

b)   Reports on Form 8-K:
        None.

                                    ZILOG, INC.

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 18, 1999
                                        ZiLOG, INC.



                                        /s/ James M. Thorburn
                                       ------------------------------
                                            James M. Thorburn
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)

ZILOG, INC.
Article 5 of Regulation S-X