Form 10-Q
period 1999-07-04
ZILOG INC
filed 1999-08-18
CIK 319450

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended July 4, 1999.

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

As of August 2, 1999, there were 30,198,736 shares of the Company's Voting Common Stock, $.01 par value and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   ZILOG, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Net sales.............................  $61,039   $48,568   $115,248    $98,107
                                       --------- --------- ---------- ----------

Costs and expenses:
  Cost of sales.......................   41,794    40,874     80,204     81,641
  Research and development............    8,258     6,916     15,521     15,020
  Selling, general and administrative.   14,598    12,911     29,104     26,852
  Special charges ....................    4,686    12,383      4,686     25,687
                                       --------- --------- ---------- ----------
                                         69,336    73,084    129,515    149,200
                                       --------- --------- ---------- ----------
Operating loss........................   (8,297)  (24,516)   (14,267)   (51,093)

Other income (expense):
  Interest income.....................      565       761      1,175      1,920
  Interest expense....................   (7,216)   (7,052)   (14,445)   (10,030)
  Other, net..........................     (143)     (163)      (228)      (251)
                                       --------- --------- ---------- ----------
Loss before income taxes.....           (15,091)  (30,970)   (27,765)   (59,454)
Provision (benefit) for income taxes..      250    (2,157)       500    (10,702)
                                       --------- --------- ---------- ----------
Net loss..............................  (15,341)  (28,813)   (28,265)   (48,752)

Other comprehensive loss,
   net of tax.........................       --       --         --         (93)
                                       --------- --------- ---------- ----------
Comprehensive loss.................... ($15,341) ($28,813)  ($28,265)  ($48,845)
                                       ========= ========= ========== ==========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                   (dollars in thousands, except share amounts)

                                                          July 4,    December 31,
                                                            1999         1998
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $54,689      $50,856
  Accounts receivable, less allowance for doubtful
     accounts of $323 in 1999 and $366 in 1998..........    26,438       25,151
  Inventories...........................................    27,812       22,232
  Prepaid expenses and other current assets ............     9,455        7,521
                                                        -----------  -----------
          Total current assets..........................   118,394      105,760
                                                        -----------  -----------
Property, plant and equipment, at cost..................   415,839      424,401
Less: accumulated depreciation and amortization.........  (263,155)    (242,653)
                                                        -----------  -----------
   Net property, plant and equipment....................   152,684      181,748
Other assets............................................    13,866        9,563
                                                        -----------  -----------
                                                          $284,944     $297,071
                                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $22,461      $16,381
  Accrued compensation and employee benefits............    24,573       24,595
  Other accrued liabilities.............................    20,762       17,977
                                                        -----------  -----------
          Total current liabilities.....................    67,796       58,953

Notes Payable...........................................   280,000      280,000

Other non-current liabilities ..........................    15,561        6,349

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at July 4, 1999 and December 31, 1998; aggregate
   liquidation preference $29,002 ......................    25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 30,198,736 shares issued and outstanding
   at July 4, 1999 and 30,098,736 shares at December 31,
   1998. Class A Non-Voting Common Stock, $0.01 par
   value; 30,000,000 shares authorized; 10,000,000 shares
   issued and outstanding at July 4, 1999 and December
   31, 1998 ............................................       402          401
 Additional paid-in capital.............................       798          799
 Accumulated deficit....................................  (104,613)     (74,431)
                                                        -----------  -----------
          Total stockholders'deficiency ................   (78,413)     (48,231)
                                                        -----------  -----------
                                                          $284,944     $297,071
                                                        ===========  ===========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                              Six Months Ended
                                                          ----------------------
                                                             July 4,    July 5,
                                                              1999       1998
                                                          ---------- -----------
Cash flows from operating activities:
  Net loss ..............................................  ($28,265)   ($48,752)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
     Depreciation and amortization.......................    31,228      32,125
     Write-down of assets held for disposal..............     3,677          --
     Write-off of in-process research and development ...     1,009          --
  Changes in certain assets and liabilities:
     Accounts receivable.................................    (1,287)      3,420
     Inventories.........................................    (5,580)      1,778
     Prepaid expenses and other assets ..................      (393)     (1,783)
     Accounts payable....................................     6,080      (4,304)
     Accrued compensation and employee benefits..........       (22)     11,062
     Other accrued and non-current liabilities ..........    10,080      (2,315)
                                                          ---------- -----------
           Cash provided (used) by operating activities..    16,527      (8,769)
                                                          ---------- -----------
Cash flows from investing activities:
  Capital expenditures...................................    (6,763)    (13,912)
  Acquisition of Seattle Silicon, net of cash acquired ..    (5,931)         --
  Proceeds from sales of short-term investments .........         --     14,127
                                                          ---------- -----------
          Cash provided (used) by investing activities...   (12,694)        215
                                                          ---------- -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................         --        208
  Purchase of outstanding shares.........................         --   (399,475)
  Merger costs charged to retained earnings..............         --    (17,421)
  Net proceeds from issuance of notes payable ...........         --    270,204
  Investment by Texas Pacific Group......................         --    117,500
                                                          ---------- -----------
           Cash used by financing activities.............         --    (28,984)
                                                          ---------- -----------
Increase (decrease) in cash and cash equivalents.........     3,833     (37,538)
Cash and cash equivalents at beginning of period.........    50,856      92,184
                                                          ---------- -----------
Cash and cash equivalents at end of period...............   $54,689     $54,646
                                                          ========== ===========

   See accompanying notes to condensed consolidated financial statements.

ZILOG,  INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1)      BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 1998 Form 10-K filed on March 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Pursuant to the Agreement and Plan of Merger by and among TPG Partners II, L.P. ("TPG"), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of July 20, 1997, as amended, Merger Sub merged with and into ZiLOG on February 27, 1998 and ZiLOG continues as the surviving corporation (the "Merger"). The Merger was accounted for as a recapitalization (the "Recapitalization") which resulted in TPG Partners, II, L.P. owning approximately 90 percent of the voting shares and the pre-Merger shareholders owning approximately 10 percent of the voting shares.

2)      INVENTORIES

The components of inventories are as follows (in thousands):

                                    July 4,   December 31,
                                      1999       1998
                                   ---------- -----------
     Raw  materials..............       $763      $2,439
     Work-in-process.............     22,279      17,844
     Finished goods..............      4,770       1,949
                                   ---------- -----------
                                     $27,812     $22,232
                                   ========== ===========


3)      ACQUISITION

On April 20, 1999, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation ("Seattle Silicon") a fabless semiconductor company based in Bellevue, Washington that offers a customized design capability for analog devices and mixed signal system-on-a-chip (SOC) technology. The purchase price of approximately $6.1 million, including acquisition costs of approximately $0.4 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; goodwill of $5.0 million (three-year amortization period); and in-process research and development of $1.0 million. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Seattle Silicon subsequent to April 20, 1999, are included in the Company's condensed consolidated statements of operations.

In-process research and development was expensed in the current period because the projects related to the acquired research and development (partially developed semiconductor product designs), had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. However, there can be no assurance that these products will ever achieve commercial viability.

Factors considered in valuing in-process research and development, included the stage of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the purchased in-process technology was determined by estimating the projected net cash flows relating to such products, including costs to complete the technology and product development and the future expected income upon commercialization of the products over periods ranging from one to four years. These cash flows were then discounted to their net present value using a discount rate of 25 percent.


4)      SEGMENT REPORTING

The Company has three business units that all sell application specific standard products to original equipment manufacturers and distributors. The Communications business unit markets semiconductor components primarily in the communications end market. The Integrated Controls business unit markets semiconductor components primarily in the consumer and computer peripherals end market. The Home Entertainment business unit markets semiconductor components primarily in the television and TV remote controller end market.

Segment accounting: There are no sales or transfers between the business units. The Company does not assign specific assets to each business unit because all business units use the same fabrication, assembly and test equipment as well as the same building facilities. The Company manages its operations on the enterprise level and accordingly, it does not have any reportable operating segments.

Segment financial data: Net sales to external customers for the three month and six month periods ended July 4, 1999 and July 5, 1998 for each of the Company's business units are presented as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                   ---------------------- ---------------------
                                    July 4,     July 5,    July 4,    July 5,
                                      1999       1998        1999       1998
                                   ---------- ----------- ---------- ----------
Communications ...................   $22,536     $15,789    $43,841    $33,541
Integrated Controls...............    23,524      19,700     44,880     39,650
Home Entertainment................    14,979      13,079     26,527     24,916
                                   ---------- ----------- ---------- ----------
    Net sales                        $61,039     $48,568   $115,248    $98,107
                                   ========== =========== ========== ==========


Major customers: During the three month and six month periods ended July 4, 1999 one distributor accounted for approximately 13% and 12% of net sales, respectively. During the three month and six month periods ended July 5, 1998 the same distributor accounted for approximately 10% and 11% of net sales, respectively.

5)      SPECIAL CHARGES

During the second quarter of 1999 ZiLOG incurred Special Charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense in the second quarter of 1999 relating to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon Corporation in April 1999. (See Note 3) In addition, ZiLOG recognized a $3.7 million charge for underutilized test equipment, which is being held for sale. Also, as a result of the Merger and Recapitalization in February 1998, special charges were incurred, which consisted of expenses directly related to the change in control and repositioning of the Company. Special Charges for the three and six month periods ended July 4, 1999 and July 5, 1998 are as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                   ---------------------- ---------------------
                                    July 4,     July 5,    July 4,    July 5,
                                      1999       1998        1999       1998
                                   ---------- ----------- ---------- ----------
Write-down of assets held for
   disposal .....................     $3,677      $   --     $3,677      $   --
In-process research and
   development ..................      1,009          --      1,009          --
Merger and Recapitalization:
 Executive severance pay and
   new executive bonuses.........          --      7,452          --     9,813
 Stock option buyout.............          --         --          --     4,195
 Bridge loan fees................          --         --          --     3,360
 Employee retention bonus........          --      4,000          --     7,333
 Consultants, other..............          --        931          --       986
                                   ---------- ----------- ---------- ----------
                                      $4,686     $12,383     $4,686    $25,687
                                   ========== =========== ========== ==========





6) LEGAL PROCEEDINGS

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

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at Zilog's manufacturing plant in Nampa, Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company is petitioning the California Supreme Court for review of the denial of its motion for summary judgment. No trial date has been set.

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

FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG undertakes no obligation to publicly release updates or revisions to these statements.

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

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Net sales.............................  $61,039   $48,568   $115,248    $98,107
Operating loss........................  ($8,297) ($24,516)  ($14,267)  ($51,093)
Net loss.............................. ($15,341) ($28,813)  ($28,265)  ($48,752)
EBITDA ...............................  $12,043    $3,466    $21,354     $5,980



EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock compensation expenses and special charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, each as measured under generally accepted accounting principles, and may not be comparable to similarly titled measures presented by other companies.

Net Sales

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Communications .......................  $22,536   $15,789    $43,841    $33,541
Integrated Controls ..................   23,524    19,700     44,880     39,650
Home Entertainment ...................   14,979    13,079     26,527     24,916
                                       --------- --------- ---------- ----------
Total ................................  $61,039   $48,568   $115,248    $98,107
                                       ========= ========= ========== ==========



Overall, net sales for the second quarter of 1999 increased 25.7% from the comparable period of 1998, and increased 17.5% for the first half of 1999, compared to the similar period of 1998. The increase in current year net sales was primarily attributable to higher unit shipments for communications products as a result of improving market conditions. During the three and six month periods ended July 4, 1999, the Company's communications business unit experienced sales growth of 42.7% and 30.7%, rspectively, compared to the same periods in 1998. The growth in sales of communications products relates primarily to higher unit shipments and selling prices of embedded control and serial communications products as a result of improving market conditions. During the current quarter, the Company's integrated controls business unit experienced a 19.4% increase in net sales over second quarter 1998 as a result of higher unit shipments, particularly of one-time-programmable microcontrollers ("OTP"). The improvement in integrated controls net sales during the first half of 1999 is also attributable primarily to higher



OTP shipments in the second quarter. Net sales in the home entertainment business unit improved slightly in the three and six month periods ended July 4, 1999 as compared to the year ago period, as a result of higher unit shipments of TV products, offset partially by price declines in the television and remote control business lines.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the second quarter of 1999 were 45.8% and 54.2%, respectively, compared to 51.1% and 48.9%, respectively, in the second quarter of 1998. International sales represented 55.0% of the Company's net sales for the first six months of 1999, compared to 50.3% in the similar period of 1998. The increase in international sales as a percentage of total sales in 1999 was due to higher unit shipments in all business units in both the Asia and European regions.

Cost of Sales

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Cost of sales.......................  $41,794   $40,874    $80,204    $81,641
  Gross profit .......................  $19,245    $7,694    $35,044    $16,466
  Gross profit percentage.............     31.5%     15.8%      30.4%      16.8%


The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. When compared to the similar periods in 1998, the improvement in gross profit margin for both the second quarter and the first half of 1999 was primarily attributable to higher net sales, ZiLOG's cost reduction programs and increased factory utilization, particularly in the Company's eight-inch wafer fabrication facility. Late in the third quarter of 1998, ZiLOG took two actions to reduce the cost structure of its wafer fabrication facilities in Nampa, Idaho. The actions taken reduced the workforce by 20% and changed the shift structure to accommodate the transfer of more wafer manufacturing into the Company's more efficient, eight-inch semiconductor fabrication facility from its five-inch facility. Additionally, the Company was able to negotiate significant price reductions in raw materials prices during the third quarter of 1998. The Company also completed the outsourcing of its assembly operations to subcontractors in the first quarter of 1999. The results of these actions, coupled with higher production levels, contributed to increased gross profit in 1999 for all periods presented.

Based on recent qualification of a .35 micron manufacturing process in ZiLOG's eight inch wafer fab and the Company's current product roadmap, ZiLOG expects that certain machinery and equipment will have extended useful lives. Accordingly, the Company expects to change the remaining depreciable lives of these assets and expects depreciation charges to decline, impacting both gross profit and inventory valuation in future periods.


Research and Development

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Research and development............   $8,258    $6,916    $15,521    $15,020
  Percentage of sales.................     13.5%     14.2%      13.5%      15.3%


When compared to the similar period of 1998, research and development expenditures increased $1.3 million in the second quarter of 1999, primarily due to higher spending in the Company's new and existing design centers in Seattle, Washington and Austin, Texas. When compared to the similar period of 1998, research and development spending increased slightly in the first half of 1999, as increases in design center spending were largely offset by decreased spending on .35 micron CMOS wafer fabrication process development which was qualified for commercial production in the fourth quarter of 1998. ZiLOG has focused its research and development efforts largely on new and enhanced product development and new customer development tools in the first half of 1999.

Selling, General and Administrative

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Selling, general and administrative.  $14,598   $12,911    $29,104    $26,852
  Percentage of sales.................     23.9%     26.6%      25.3%      27.4%


Selling, general and administrative expenses increased in dollars in both the second quarter and first half of 1999, compared to the 1998 similar periods, primarily due to higher payroll costs including commissions and marketing expenses in connection with increased sales levels. During the first half of 1999, ZiLOG also recognized approximately $0.5 million of selling, general and administrative expense in connection with a reorganization of the Company's sales force. The board of directors approved changes to the Company's incentive bonus plan that will provide for increased bonus payments to executive officers and other employees over 1998 levels based on substantial improvement in 1999 financial performance. If ZiLOG attains certain financial targets, the Company anticipates that selling, general and administrative expenses could increase in 1999 as a result of higher bonus expense. Selling, general and administrative expenses decreased as a percentage of sales in both the second quarter and first half of 1999 when compared to the similar periods of 1998, primarily as a result of higher sales.


Special Charges

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Special charges ....................   $4,686   $12,383     $4,686    $25,687
  Percentage of sales.................      7.7%     25.5%       4.1%      26.2%


ZiLOG recognized Special Charges of $4.7 million in the second quarter and first half of 1999, consisting of $3.7 million for write-downs of equipment held for sale and $1.0 million of purchased in-process research projects in connection with the acquisition of assets from Seattle Silicon. The $3.7 million of equipment charge relates to semiconductor test equipment that is being held for sale. The Company expects manufacturing depreciation expense to decrease by approximately $0.6 million per quarter for the remainder of 1999 as a result of decommissioning this test equipment.

The $1.0 million of purchased in-process research and development expense recognized in the second quarter of 1999 relates to several partially developed semiconductor product designs that were acquired from Seattle Silicon in April 1999. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet device design specifications, including functions, features and performance requirements, but there can be no assurance that these products will achieve commercial viability. The value of the purchased in-process technology was determined by estimating the projected net cash flows relating to such products, including costs to complete the technology and product development and the future revenues and expenses upon commercialization of the products over periods ranging from one to four years. These cash flows were then discounted to their net present value using a rate of 25 percent.

The Company was recapitalized in February 1998, and in connection with the Recapitalization incurred special charges. The special charges recognized in the three and six month periods of 1998 represent recapitalization-related expenses. See Note 5 to the Condensed
Consolidated Financial Statements.

Other Income/(Expense), Net

                                        Three Months Ended    Six Months Ended
                                       ------------------- ---------------------
                                         July 4,   July 5,   July 4,    July 5,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Other income (expense), net.........  ($6,794)  ($6,454)  ($13,498)   ($8,361)
  Percentage of sales.................    -11.1%    -13.3%     -11.7%      -8.5%


Other expenses, net of interest income, increased to $6.8 million in the second quarter of 1999 from $6.5 million for the similar period in 1998 due to lower interest income relating to lower cash and investments in the current year period. For the first half of 1999, other expenses, net were $13.5 million, compared to $8.4 million in the same period of 1998. This increase relates to higher interest expense (including amortization of debt issuance costs) on the Company's 9.5% Senior Secured Notes Payable issued February 27, 1998 and due February 27, 2005 (the "Notes"). The Company will incur approximately $26.6 million in interest coupon payments annually on the Notes.

Taxes

Provisions for income taxes were $0.25 million and $0.5 million for the three and six month periods ended July 4, 1999, respectively, compared to benefit provisions of $2.2 million and $10.7 million for the similar periods of 1998. The 1999 provision for income taxes primarily reflects foreign income taxes for certain profitable jurisdictions as well as foreign withholding taxes. Due to the Company's overall loss position, a full valuation allowance has been established for the current year losses and, therefore, no benefit is realized in the 1999 tax rate. The 1998 rate reflected the benefit of refundable taxes related to the Company's overall loss position and the realization of deferred tax assets based on the reversal of taxable temporary differences, offset by
foreign taxes.   Under Statement of Financial Accounting Standards No.
109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets for 1999. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

EBITDA

For the second quarter ended July 4, 1999 EBITDA was $12.0 million as compared to $3.5 million for the corresponding period in 1998. For the six month periods ended July 4, 1999 and July 5, 1998, EBITDA was $21.4 million and $6.0 million, respectively. The increase in EBITDA for both the three and six month periods ended July 4, 1999 was primarily the result of improved gross profit.

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


Liquidity and Capital Resources


                                                             July 4, December 31,
                                                              1999       1998
                                                          ---------- -----------
Cash and cash equivalents ...............................   $54,689     $50,856
Working capital..........................................   $50,598     $46,807


ZiLOG's planned capital expenditures for 1999 are approximately $12.0 million, which are primarily for test equipment, design tools and computer system upgrades.

The Company's primary cash needs are debt service, working capital and capital expenditures. ZiLOG's semi-annual interest payment on the Notes of approximately $13.3 million are payable each March 1 and September 1. Additionally, ZiLOG has a senior secured credit facility (the "Facility") from a commercial lender (the "Lender") that provides for total borrowings of up to $40 million, which consist of a three-year revolving credit facility of up to $25 million and a five-year capital expenditure line of up to $15 million and expires on December 30, 2001 and 2003, respectively. Borrowings under the Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the Lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. There were no borrowings under either facility as of July 4, 1999. The calculated availability on the Facility at July 4, 1999 was $37.7 million. The Facility has certain financial covenants that apply depending on the level of borrowings under the Facility.

Cash provided by operating activities was $16.5 million for the six months ended July 4, 1999 as compared to cash used by operations of $8.8 million for the similar period of 1998. This improvement was primarily attributable to increased sales and improved gross profit in 1999, as well as changes in certain operating assets and liabilities. The use of cash by operating activities in 1998 was mainly because of lower net sales and from recapitalization related expenses.

Cash used by investing activities was $12.7 million for the six months ended July 4, 1999 and cash provided by investing activities was $215,000 for the comparable 1998 period. Cash used by investing activities in 1999 was for capital expenditures and the acquisition of the net assets of Seattle Silicon, while cash provided by investing activities in 1998 was primarily because of the receipt of cash from the maturity and sale of short- term investments of $14.1 million, which were largely offset by capital expenditures of $13.9 million.

No cash was used or provided by financing activities for the three months ended July 4, 1999 and $29.0 million was used for the six months ended July 5, 1998. The use of cash by investing activities in 1998 was primarily for cash transactions related to the recapitalization of the Company.

On April 20, 1999 (the "Closing Date"), ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation (the "Seattle Design Center"). Cash expenditures for this acquisition will approximate $6.0 million in 1999. The on-going operations of the Seattle Design Center are not expected to have a material impact on the Company's cash flows during 1999.

The Company has incurred substantial indebtedness in connection with the recapitalization of the Company. ZiLOG's ability to make scheduled principal payments, or to pay the interest, or premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that available cash, cash flow from operations and its credit facility will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next twelve months. However, there can be no assurance that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.


Year 2000 Compliance

ZiLOG has an active year 2000 ("Y2K") readiness program and has, as of July 5, 1999, completed the remediation phase of the Y2K program. This program began with a survey of potential sources of Y2K exposures in both information technology ("IT") Company resources and non-IT resources, which could potentially affect the Company's business. This initial source identification phase was completed by December 31, 1998. For potential sources of Y2K risk which are external to the Company, such as with the Company's external vendors and suppliers, the Company typically relies upon written assurances of Y2K compliance from those various parties in lieu of physical testing by the Company's employees. To date, the Company has not identified any Y2K issues inherent in its products.

On July 5, 1999 the Company implemented the last significant changes to its internal applications and embedded systems. The company continues to monitor new fixes released by vendors and any reported problems to ensure that any newly discovered problems are resolved. This monitoring will continue until the beginning of 2000.

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through July 4, 1999 was approximately $4.0 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which will be substantially completed in August 1999. While ZiLOG believes that these information systems were installed properly, there can be no assurance that unforeseen circumstances concerning the installation or operation of these systems will not have a material adverse effect on the Company. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $5 million, inclusive of the amounts already expended. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side include extended and substantial disruptions of the Company's key raw material suppliers of silicon wafers, piece parts, specialty chemicals and gasses. Examples on the service provider side would include extended substantial disruptions of the Company's third party semiconductor assembly firms, telecommunications and data communications services, airfreight and delivery services, or the worldwide banking system. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services as a result of Y2K-related issues are unlikely to occur. However, no assurance can be given that unforeseen disruptions in the supply of basic goods or services will not have a material adverse effect on the Company.

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

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the recapitalization of the Company, which became effective February 27, 1998. At July 4, 1999, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $78.4 million.

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

Certain of the Company's products sustained decreases in average selling prices and the Company sustained product mix shifts that caused its overall average selling prices to decrease slightly in the first half of 1999, when compared to the similar period of 1998, and this trend may continue. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

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

Beginning in early July 1999, the Company is implementing a new
Enterprise Resource Planning ("ERP") system that is intended to improve order entry, supply chain management and financial reporting. While ZiLOG believes that the ERP system can be properly installed without material adverse effect on the Company, there can be no assurance that unforeseen circumstances concerning activation of the ERP system will not have a material adverse effect on the Company.

RISKS OF ACQUISITIONS. ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation on April 20, 1999 for approximately $6.1 million. The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities.
However, no assurance can be given that ZiLOG will consummate any further acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. ZiLOG may not have had any experience with technologies and markets involved with the acquired business and accordingly may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses and acquisitions may disrupt the acquired business and ZiLOG's existing business. There can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

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

CUSTOMER CONCENTRATION. For the year ended December 31, 1998, the Company's 10 largest customers accounted for approximately 46% of the Company's net sales, although no single customer accounted for more than 10.5% of net sales. For the first half of 1999, the Company's 10 largest customers accounted for approximately 47% of the Company's net sales, with one distributor customer accounting for approximately 12% of net sales. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

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

INTERNATIONAL OPERATIONS. Approximately 55% of the Company's net sales in the first six months of 1999 were to foreign customers as compared to 50% in the similar period of 1998. The Company expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligations (in thousands):


                                         1999      2005      Total    Fair Value
                                       --------- --------- ---------- ----------
Cash Equivalents:
  Fixed rate                            $47,600    $   --    $47,600    $47,600
  Average rate                             4.50%       --       4.50%       --

Long-Term Debt:
  Fixed rate                                 --  $280,000   $280,000   $243,600
  Average rate                               --      9.50%      9.50%       --

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

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at Zilog's manufacturing plant in Nampa, Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company is petitioning the California Supreme Court for review of the denial of its motion for summary judgment. No trial date has been set.

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




Date:  August 17, 1999
                                        ZiLOG, INC.






                                        /s/ James M. Thorburn
                                        --------------------------------
                                        James M. Thorburn
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)