Form 10-Q
period 1999-10-03
ZILOG INC
filed 1999-11-16
CIK 319450

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended October 3, 1999.

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

As of November 1, 1999, there were 30,415,786 shares of the Company's Voting Common Stock, $.01 par value and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   ZILOG, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Net sales.............................  $64,528   $52,530   $179,776   $150,637
                                       --------- --------- ---------- ----------

Costs and expenses:
  Cost of sales.......................   39,488    42,070    119,692    123,711
  Research and development............    8,476     7,135     23,997     22,155
  Selling, general and administrative.   14,786    13,656     43,890     40,508
  Special charges ....................       --     7,128      4,686     32,815
                                       --------- --------- ---------- ----------
                                         62,750    69,989    192,265    219,189
                                       --------- --------- ---------- ----------
Operating income (loss)...............    1,778   (17,459)   (12,489)   (68,552)

Other income (expense):
  Interest income.....................      638       733      1,813      2,653
  Interest expense....................   (7,282)   (7,293)   (21,727)   (17,323)
  Other, net..........................      180        51        (48)      (200)
                                       --------- --------- ---------- ----------
Loss before income taxes.....            (4,686)  (23,968)   (32,451)   (83,422)
Provision (benefit) for income taxes..      250    (2,314)       750    (13,016)
                                       --------- --------- ---------- ----------
Net loss..............................   (4,936)  (21,654)   (33,201)   (70,406)

Other comprehensive loss,
   net of tax.........................       --       --         --         (93)
                                       --------- --------- ---------- ----------
Comprehensive loss....................  ($4,936) ($21,654)  ($33,201)  ($70,499)
                                       ========= ========= ========== ==========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                   (dollars in thousands, except share amounts)

                                                         October 3,  December 31,
                                                            1999         1998
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $47,598      $50,856
  Accounts receivable, less allowance for doubtful
     accounts of $323 in 1999 and $366 in 1998..........    32,596       25,151
  Inventories...........................................    28,751       22,232
  Prepaid expenses and other current assets ............     9,891        7,521
                                                        -----------  -----------
          Total current assets..........................   118,836      105,760
                                                        -----------  -----------
Property, plant and equipment, at cost..................   417,858      424,401
Less: accumulated depreciation and amortization.........  (272,829)    (242,653)
                                                        -----------  -----------
   Net property, plant and equipment....................   145,029      181,748
Other assets............................................    13,651        9,563
                                                        -----------  -----------
                                                          $277,516     $297,071
                                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $23,210      $16,381
  Accrued compensation and employee benefits............    28,448       24,595
  Other accrued liabilities.............................    14,959       17,977
                                                        -----------  -----------
          Total current liabilities.....................    66,617       58,953

Notes Payable...........................................   280,000      280,000

Other noncurrent liabilities ...........................    15,217        6,349

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at October 3, 1999 and December 31, 1998; aggregate
   liquidation preference $30,009 ......................    25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 30,414,161 shares issued and outstanding
   at October 3, 1999 and 30,098,736 shares at December 31,
   1998. Class A Non-Voting Common Stock, $0.01 par
   value; 30,000,000 shares authorized; 10,000,000 shares
   issued and outstanding at October 3, 1999 and December
   31, 1998 ............................................       404          401
 Additional paid-in capital.............................       834          799
 Accumulated deficit....................................  (110,556)     (74,431)
                                                        -----------  -----------
          Total stockholders'deficiency ................   (84,318)     (48,231)
                                                        -----------  -----------
                                                          $277,516     $297,071
                                                        ===========  ===========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (decrease) in cash and cash equivalents
                             (dollars in thousands)

                                                              Nine Months Ended
                                                          ----------------------
                                                           October 3, October 4,
                                                              1999       1998
                                                          ---------- -----------
Cash flows from operating activities:
  Net loss ..............................................  ($33,201)   ($70,406)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
     Depreciation and amortization.......................    41,855      47,996
     Write-down of assets held for disposal..............     3,677          --
     Write-off of in-process research and development ...     1,009          --
  Changes in certain assets and liabilities:
     Accounts receivable.................................    (7,445)      7,418
     Inventories.........................................    (6,519)      6,699
     Prepaid expenses and other assets ..................    (1,115)        484
     Accounts payable....................................     6,829      (6,521)
     Accrued compensation and employee benefits..........     3,853       4,393
     Other accrued and noncurrent liabilities ..........      2,926      (9,155)
                                                          ---------- -----------
           Cash provided (used) by operating activities..    11,869     (19,092)
                                                          ---------- -----------
Cash flows from investing activities:
  Capital expenditures...................................    (9,234)    (18,635)
  Acquisition of Seattle Silicon, net of cash acquired ..    (5,931)         --
  Proceeds from sales of short-term investments .........         --     14,127
                                                          ---------- -----------
          Cash used by investing activities.............   (15,165)     (4,508)
                                                          ---------- -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................        38         208
  Purchase of outstanding shares.........................         --   (399,475)
  Merger costs charged to retained earnings..............         --    (17,401)
  Net proceeds from issuance of notes payable ...........         --    270,198
  Investment by Texas Pacific Group......................         --    117,500
                                                          ---------- -----------
           Cash provided (used) by financing activities..        38     (28,970)
                                                          ---------- -----------
Decrease in cash and cash equivalents....................    (3,258)    (52,570)
Cash and cash equivalents at beginning of period.........    50,856      92,184
                                                          ---------- -----------
Cash and cash equivalents at end of period...............   $47,598     $39,614
                                                          ========== ===========

   See accompanying notes to condensed consolidated financial statements.

ZILOG,  INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1)      BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting of normal recurring adjustments and the change in depreciable lives of certain assets described below), necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 1998 Form 10-K filed on March 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. This change in accounting estimate resulted in a $4.6 million reduction of depreciation expense in the third quarter of 1999, as compared to depreciation expense, which would have been recorded under the previous useful life estimates. The decision to change the estimated service period for these assets was based on the Company's recent qualification of a new .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into volume production in this facility. Accordingly, the Company believes that extending the service period on these assets is consistent with its current production plans.

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

As described in Note 9, Stockholders' Equity, to the Consolidated Financial Statements of the Company's 1998 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock (Series A Stock) accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of October 3, 1999, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $5.9 million. During the nine month period ended October 3, 1999, $2.9 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

2)      ACQUISITION

On April 20, 1999, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation ("Seattle Silicon") a fabless semiconductor company based in Bellevue, Washington that offers a customized design capability for analog devices and mixed signal system-on-a-chip (SOC) technology. The purchase price of approximately $6.1 million, including acquisition costs of approximately $0.4 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; in-process research and development of $1.0 million; and intangible assets of $5.0 million (three-year amortization period). For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Seattle Silicon subsequent to April 20, 1999, are included in the Company's condensed consolidated statements of operations.

In-process research and development was expensed in April 1999 because the projects related to the acquired research and development (partially developed semiconductor product designs), had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. However, there can be no assurance that these products will ever achieve commercial viability.

Factors considered in valuing in-process research and development included the stage of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the purchased in-process technology was determined by estimating the projected net cash flows relating to such products, including costs to complete the technology and product development and the future expected income upon commercialization of the products over periods ranging from one to four years. These cash flows were then discounted to their net present value using a discount rate of 25 percent.

3)      INVENTORIES

The components of inventories are as follows (in thousands):

                                    October 3, December 31,
                                      1999        1998
                                   ---------- -----------
     Raw  materials..............       $912      $2,439
     Work-in-process.............     21,186      17,844
     Finished goods..............      6,653       1,949
                                   ---------- -----------
                                     $28,751     $22,232
                                   ========== ===========


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

Segment financial data: Net sales to external customers for the three month and nine month periods ended October 3, 1999 and October 4, 1998 for each of the Company's business units are presented as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                   ---------------------- ---------------------
                                    October 3, October 4,  October 3, October 4
                                      1999       1998        1999       1998
                                   ---------- ----------- ---------- ----------
Communications ...................   $20,968     $17,429    $64,809    $50,970
Integrated Controls...............    26,777      22,270     71,657     61,920
Home Entertainment................    16,783      12,831     43,310     37,747
                                   ---------- ----------- ---------- ----------
    Net sales                        $64,528     $52,530   $179,776   $150,637
                                   ========== =========== ========== ==========


Major customers: During the three and nine month periods ended October 3, 1999, one distributor accounted for approximately 13.2% and 12.3% of net sales, respectively. During the three and nine month periods ended October 4, 1998 the same distributor accounted for approximately 9.9% and 10.5% of net sales, respectively.

5) SPECIAL CHARGES

During the second quarter of 1999 ZiLOG incurred Special Charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon Corporation in April 1999 (see Note 2).

 ZiLOG also recognized a $3.7 million charge for under-utilized test equipment during the second quarter of 1999, which is being held for sale. Also, as a result of the Merger and Recapitalization in February 1998, Special Charges were incurred, which consisted of expenses directly related to the change in control and repositioning of the Company. Special Charges for the three and nine month periods ended October 3, 1999 and October 4, 1998 are as follows (in thousands):


                                      Three Months Ended     Nine Months Ended
                                   ---------------------- ---------------------
                                    October 3, October 4,  October 3, October 4
                                      1999       1998        1999       1998
                                   ---------- ----------- ---------- ----------
Write-down of assets held for
   disposal .....................      $   --     $   --     $3,677      $   --
In-process research and
   development ..................          --         --      1,009          --
Employee severance and termination
   benefits .....................          --      1,641          --     1,641
Recapitalization:
 Executive severance pay and new
   executive bonuses.........              --      2,236          --    12,049
 Stock option buyout.............          --         --          --     4,195
 Bridge loan fees................          --         --          --     3,360
 Employee retention bonus........          --      2,178          --     9,511
 Consultants, other..............          --      1,073          --     2,059
                                   ---------- ----------- ---------- ----------
                                       $   --     $7,128     $4,686    $32,815
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

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on
July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at Zilog's manufacturing plant in Nampa, Idaho in
1993 and 1994.   The  insurers  seek  a  declaration   that  insurance
coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment. The
California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. No trial date has been set.

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

Results of Operations

The Company's quarterly operating results have and will vary because of a number of factors, including the timing and success of new product introductions, customer design wins and losses, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and its distributors, the customer's decision to buy from a distributor or directly from the Company can affect ZiLOG's quarterly sales and profitability.

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Net sales.............................  $64,528   $52,530   $179,776   $150,637
Operating income (loss)...............   $1,778  ($17,459)  ($12,489)  ($68,552)
Net loss..............................  ($4,936) ($21,654)  ($33,201)  ($70,406)
EBITDA ...............................  $12,585    $5,268    $33,939    $11,248



EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses and special charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, which are measured under generally accepted accounting principles, and EBITDA may not be comparable to similarly titled measures presented by other companies.

Net Sales

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
Communications .......................  $20,968   $17,429    $64,809    $50,970
Integrated Controls ..................   26,777    22,270     71,657     61,920
Home Entertainment ...................   16,783    12,831     43,310     37,747
                                       --------- --------- ---------- ----------
Total ................................  $64,528   $52,530   $179,776   $150,637
                                       ========= ========= ========== ==========



Overall, net sales for the third quarter of 1999 increased 22.8% from the comparable period of 1998, and increased 19.3% for the first nine months of 1999, compared to the similar period of 1998. The increase in current year net sales was primarily attributable to higher unit shipments for all of the Company's business units as a result of improving market conditions.

During the three and nine month periods ended October 3, 1999, the Company's communications business unit experienced sales growth of 20.3% and 27.2%, respectively, compared to the same periods in 1998. The growth in sales of communications products relates primarily to higher unit shipments of embedded control, serial communications and modem products as a result of improving market conditions. For the three and nine months ended October 3, 1999, the Company's integrated controls business unit experienced an increase in net sales of 20.2% and 15.7%, respectively, over the comparable periods of 1998, as a result of higher unit shipments, particularly of one-time-programmable microcontrollers ("OTP").
The improvement in integrated controls net sales during the first nine months of 1999 is also attributable to higher OTP shipments in the third quarter.
The Company has learned that its products are being designed out of mouse-type pointing device applications at certain of its customers. As a result, the bookings rate for peripheral products decreased substantially in the third quarter of 1999 to approximately $4.5 million from a prior run rate of approximately $8.0 to $9.0 million per quarter. This bookings trend is expected to result in lower sales in peripheral products in the fourth quarter of 1999 and in the foreseeable future. The foregoing is a forward-looking statement. Results could differ materially. Net sales in the home entertainment business unit improved 30.8% and 14.7%, respectively, for the three and nine months ended October 3, 1999 as compared to similar periods in 1998, as a result of higher unit shipments of both TV products and infrared remote control products.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the third quarter of 1999 were 45.5% and 54.5%, respectively, compared to 50.0% for both domestic and international sales in the third quarter of 1998. International sales represented 55.0% of the Company's net sales for the first nine months of 1999, compared to 49.2% in the similar period of 1998. The increase in international sales as a percentage of total sales in 1999 was due to higher unit shipments in all business units in both the Asian and European regions.

Cost of Sales

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Cost of sales.......................  $39,488   $42,070   $119,692   $123,711
  Gross profit .......................  $25,040   $10,460    $60,084    $26,926
  Gross profit percentage.............    38.8%     19.9%      33.4%      17.9%


The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. When compared to the similar periods in 1998, the improvement in gross profit for both the third quarter and the year-to-date period of 1999 was primarily attributable to higher net sales, ZiLOG's cost reduction programs, increased factory utilization and reduced depreciation expense, particularly in the Company's eight-inch wafer fabrication facility. During the second quarter of 1999, the Company recorded a special charge of approximately $3.7 million for a write-down of test equipment which is being held for sale. As a result of decommissioning this test equipment, ZiLOG's manufacturing depreciation expense was reduced by approximately $0.6 million in the third quarter of 1999, when compared to manufacturing depreciation expense reported in prior quarters.

Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. This change in accounting estimate resulted in a $4.6 million reduction of depreciation expense in the third quarter of 1999 as compared to depreciation expense, which would have been recorded under the previous useful life estimates.
The decision to change the estimated service period for these assets was based on the Company's recent qualification of a new .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into volume production in this facility. Accordingly, the Company believes that extending the service period on these assets is consistent with its current production plans.

The Company completed the outsourcing of its assembly operations to subcontractors in the first quarter of 1999. Late in the third quarter of 1998, ZiLOG implemented two actions to reduce the cost structure of its wafer fabrication facilities in Nampa, Idaho. The actions taken reduced the workforce by 20% and changed the shift structure to accommodate the transfer of more wafer manufacturing into the Company's more efficient, eight-inch semiconductor fabrication facility from its five-inch facility. Additionally, the Company was able to negotiate significant reductions in raw materials prices.
The results of these actions, coupled with higher production levels, contributed to increased gross profit in 1999 for all periods presented.

Research and Development

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Research and development............   $8,476    $7,135    $23,997    $22,155
  Percentage of sales.................    13.1%     13.6%      13.3%      14.7%


When compared to the similar period of 1998, research and development expenditures increased by 18.8% in the third quarter of 1999, primarily due to higher spending in the Company's new and existing design centers in Seattle, Washington and Austin, Texas. When compared to the similar period of 1998, research and development spending increased 8.3% in the first nine months of 1999, as increases in design center spending were largely offset by decreased spending on .35 micron CMOS wafer fabrication process development which was qualified for commercial production in the fourth quarter of 1998. ZiLOG has focused its research and development efforts largely on new and enhanced product development and new customer development tools during 1999.

Selling, General and Administrative

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Selling, general and administrative.  $14,786   $13,656    $43,890    $40,508
  Percentage of sales.................    22.9%     26.0%      24.4%      26.9%


Selling, general and administrative expenses increased in dollars in both the third quarter and first nine months of 1999, compared to the 1998 similar periods, primarily due to higher payroll costs including commissions and marketing expenses in connection with increased sales levels. During the first half of 1999, ZiLOG also recognized approximately $0.5 million of selling, general and administrative expense in connection with a reorganization of the Company's sales force. The board of directors approved changes to the Company's incentive bonus plan that will provide for increased bonus payments to executive officers and other employees over 1998 levels based on substantial improvement in 1999 financial performance. If ZiLOG attains certain financial targets the Company anticipates that selling, general and administrative expenses could increase in 1999 as a result of higher bonus expense. Selling, general and administrative expenses decreased as a percentage of sales in both the third quarter and year-to-date periods of 1999 when compared to the similar periods of 1998, primarily as a result of higher sales.

Special Charges

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Special charges ....................       --    $7,128     $4,686    $32,815
  Percentage of sales.................     0.0%     13.6%       2.6%      21.8%


ZiLOG recognized Special Charges of $4.7 million in the nine month period ended October 3, 1999, consisting of $3.7 million for write-downs of semiconductor test equipment held for sale and $1.0 million of purchased in-process research and development projects in connection with the acquisition of assets from Seattle Silicon. These charges were recorded in the Company's second quarter which ended on July 4, 1999.

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

The Company was recapitalized in February 1998, and in connection with the Recapitalization, incurred special charges. The special charges recognized in the three and nine month periods of 1998 represent primarily recapitalization-related expenses. Also, in the third quarter of 1998, the Company recognized Special Charges of $1.6 million for severence expenses in connection with the restructuring of operations in
its wafer fabrication facility located in Nampa, Idaho.   See Note 5 to
the Condensed Consolidated Financial Statements for a summary of Special
Charges.

Other Income/(Expense), Net

                                        Three Months Ended    Nine Months Ended
                                       ------------------- ---------------------
                                         Oct. 3,   Oct. 4,   Oct. 3,    Oct. 4,
                                          1999      1998      1999       1998
                                       --------- --------- ---------- ----------
  Other income (expense), net.........  ($6,464)  ($6,509)  ($19,962)  ($14,870)
  Percentage of sales.................    -10.0%    -12.4%     -11.1%      -9.9%


Other expenses, net of interest income, was approximately $6.5 million in both the third quarter of 1999 and 1998. For the first nine months of 1999, other expenses, net were $20.0 million, compared to $14.9 million in the same period of 1998. This increase relates to higher interest expense (including amortization of debt issuance costs) on the Company's 9.5% Senior Secured Notes Payable issued February 27, 1998 and due February 27, 2005 (the "Notes"). The Company will incur approximately $26.6 million in interest coupon payments annually on the Notes.

Income Taxes

Provisions for income taxes were $0.25 million and $0.75 million for the three and nine month periods ended October 3, 1999, respectively, compared to income tax benefits of $2.3 million and $13.0 million for the similar periods of 1998. The 1999 provision for income taxes primarily reflects foreign income taxes for certain profitable jurisdictions as well as foreign withholding taxes. Due to the Company's overall loss position, a full valuation allowance has been established for the current year losses and, therefore, no benefit is realized in the 1999 tax rate. The 1998 rate reflected the benefit of refundable taxes related to the Company's overall loss position and the realization of deferred tax assets based on the reversal of taxable temporary
differences, offset by foreign taxes.   Under Statement of Financial
Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on available evidence, the Company has provided a valuation allowance against certain deferred tax assets for 1999. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

EBITDA

For the third quarter ended October 3, 1999 EBITDA was $12.6 million as compared to $5.3 million for the corresponding period in 1998. For the nine month periods ended October 3, 1999 and October 4, 1998, EBITDA was $33.9 million and $11.2 million, respectively. The increase in EBITDA for both the three and nine month periods ended October 3, 1999 was primarily the result of improved gross profit.

EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses and special charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, which are measured under generally accepted accounting principles, and EBITDA may not be comparable to similarly titled measures presented by other companies.

Liquidity and Capital Resources


                                                        October 3, December 31,
                                                            1999       1998
                                                        ---------- -----------
Cash and cash equivalents .............................   $47,598     $50,856
Working capital........................................   $52,219     $46,807


The Company's primary cash needs are debt service, working capital and capital expenditures. ZiLOG's semi-annual interest payment on the Notes of approximately $13.3 million are payable each March 1 and September 1. Additionally, ZiLOG has a senior secured credit facility (the "Facility") from a commercial lender (the "Lender") that provides for total borrowings of up to $40 million, which consist of a three-year revolving credit facility of up to $25 million and a five-year capital expenditure line of up to $15 million and expires on December 30, 2001 and 2003, respectively. Borrowings under the Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbaank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the Lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. There were no borrowings under either facility as of October 3, 1999. The calculated availability on the Facility at October 3, 1999 was $40.0 million. The Facility has certain financial covenants that apply depending on the level of borrowings under the Facility.

ZiLOG's planned capital expenditures for 1999 are approximately $12.0 million, which are primarily for test equipment, design tools and computer system upgrades.

Cash provided by operating activities was $11.9 million for the nine month period ended October 3, 1999 as compared to cash used by operating activities of $19.1 million in the similar period of 1998. The improvement in 1999 cash provided by operating activities was primarily attributable to increased net sales, improved gross profit and lower special charges, contributing to a smaller net loss in the current year. The use of cash by operating activities in the nine month period ended October 4, 1998 was primarily attributable to a net loss of $70.4 million, which reflected $32.8 million of special charges in connection with the Company's recapitalization and restructuring activities.

Cash used by investing activities was $15.2 million for the nine months ended October 3, 1999 and cash used by investing activities was $4.5 million for the comparable 1998 period. Cash used by investing activities in 1999 was for capital expenditures and the acquisition of the net assets of Seattle Silicon, while cash used by investing activities in 1998 was smaller primarily because of capital expenditures of $18.6 million, offset largely by the receipt of cash from the sale of short-term investments of $14.1 million.

Cash provided by financing activities for the nine months ended October 3, 1999 was $38,000 and cash used by financing activities for the nine months ended October 4, 1998 was $29.0 million. The use of cash by investing activities in 1998 was primarily for cash transactions related to the recapitalization and restructuring of the Company.

On April 20, 1999 (the "Closing Date"), ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation (the "Seattle Design Center"). Cash expenditures for this acquisition approximated $5.9 million in 1999. The on-going operations of the Seattle Design Center are not expected to have a material impact on the Company's cash flows.

The Company has incurred substantial indebtedness in connection with the recapitalization of the Company. ZiLOG's ability to make scheduled principal payments, or to pay the interest, or premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that available cash, cash flow from operations and availability under its credit facility will be adequate to meet ZiLOG's future requirements for working capital, budgeted capital and other expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for at least the next twelve months. However, there can be no assurance that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.

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

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through October 3, 1999 was approximately $4.5 million. This was primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was substantially completed in August 1999. While ZiLOG believes that these information systems were installed properly, there can be no assurance that unforeseen circumstances concerning the installation or operation of these systems will not have a material adverse effect on the Company. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $5 million, inclusive of the amounts already expended. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers, or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side include extended and substantial disruptions of the Company's key raw material suppliers of silicon wafers, piece parts, specialty chemicals and gases. Examples on the service provider side would include extended substantial disruptions of the Company's third party semiconductor assembly firms, telecommunications and data communications services, airfreight and delivery services, or the worldwide banking system. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services as a result of Y2K-related issues are unlikely to occur. However, no assurance can be given that unforeseen disruptions in the supply of basic goods or services will not have a material adverse effect on the Company.

ZiLOG has developed a Y2K contingency plan to provide continued flow of standard or commodity products to customers. ZiLOG plans to place strategic inventory of standard products in various locations around the world. The locations will be selected based on then current best advice regarding the readiness of the infrastructure in those locations to continue normal operations after January 1, 2000 and the ability to service the region from that location. This inventory will be sized to lessen the impact of supply chain disruptions of up to one month. In addition, the Company will freeze all systems implementations and upgrades beginning in early December, and the Company's Information Technology staff will be on site at each of ZiLOG's major facilities during the Y2K transition.

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

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the recapitalization of the Company, which became effective February 27, 1998. At October 3, 1999, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $84.3 million.

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

The Company has learned that it is being designed out of pointing device applications at a number of customers. The bookings rate for peripheral products decreased substantially in the third quarter of 1999, to approximately $4.5 million from a prior run rate of approximately $8.0 to $9.0 million per quarter. This bookings trend is expected to result in lower sales in peripheral products in the fourth quarter of 1999, and in the foreseeable future. The foregoing is a forward-looking statement. Results could differ materially.

The Company's overall average selling prices decreased slightly in the first three quarters of 1999, when compared to the similar period of 1998. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will be offset by any increase in revenue.
Significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; partnering to better utilize assets; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or foundry for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. In addition, the Company has realigned capital expenditures to be consistent with its current level of business. There can be no assurance that such cost-cutting measures will be successful in repositioning the Company or result in increased efficiency or profitability.

Beginning in early July 1999, the Company implemented a new Enterprise Resource Planning ("ERP") system that is intended to improve order entry, supply chain management and financial reporting. While ZiLOG believes that the ERP system was properly installed without material adverse effect on the Company, there can be no assurance that unforeseen circumstances concerning ZiLOG's operation of the ERP system will not have a material adverse effect on the Company.

RISKS OF ACQUISITIONS. ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation on April 20, 1999 for approximately $6.1 million. The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities.
However, no assurance can be given that ZiLOG will consummate any further acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. The Company may not have had any experience with technologies and markets involved with the acquired business and accordingly, may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses and acquisitions may disrupt the acquired business and ZiLOG's existing business. There can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

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

DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES. The Company's operating results will depend to a significant extent on its ability to continue to introduce and sell new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, complexity of the new products to be designed and manufactured, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. There can be no assurance that any new products will receive or maintain substantial market acceptance. Any sales of new products are subject to the success or failure of
the  customer's  product.   There  can  be no assurance that the Company
will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. A fundamental shift in technology in ZiLOG's product markets could have a material adverse effect on the Company.

CUSTOMER CONCENTRATION.  For the year ended December 31, 1998, the
Company's 10 largest customers accounted for approximately 46% of the Company's net sales, although no single customer accounted for more than 10.5% of net sales. For the first nine months of 1999, the Company's 10 largest customers accounted for approximately 46.5% of the Company's net sales, with one distributor customer accounting for approximately 12.3% of net sales. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

PRODUCTION YIELDS AND MANUFACTURING RISKS; NEW WAFER FABRICATION FACILITY. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product that the Company anticipates producing at its newer,
 .35 and .65 micron CMOS process facility ("MOD III") in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected and (iii) engineers not operating equipment as expected. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its MOD III facility or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company.

The Company's future success is dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are extremely complex and subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's .65 micron and .35 CMOS processes. A failure to successfully transition eligible products to either the .35 micron or
 .65 CMOS process could have a material adverse effect on the Company. Manufacture of large complex integrated circuits involves a significant technological risk. The failure to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes would have a material adverse effect on the Company.

The Company uses outside contract assemblers for packaging its products. Shortages in contract assembly capacity could adversely impact the Company's financial results. Should the Company be unable to obtain additional assembly capacity, the Company's ability to achieve continued revenue growth might be restricted. Shortage of product could also result in the loss of customers.

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

INTERNATIONAL OPERATIONS. Approximately 55.0% of the Company's net sales in the first nine months of 1999 were to foreign customers as compared to 49.2% in the similar period of 1998. The Company expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels.

The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers. While the Company's export sales are primarily United States dollar denominated transactions, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States dollar against foreign currencies, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' ordering patterns and inventory levels. There can be no assurance that such regulatory, geo-political, economic and other factors will not adversely impact the Company in the future or require ZiLOG to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

The Company uses subcontractors for certain assembly and test services located in the Philippines, Indonesia, Taiwan and Malaysia. The Company also operates a test facility in the Philippines through two wholly owned subsidiaries and has a significant capital investment at certain of these facilities. The Company's reliance on personnel and assets and its maintenance of inventories at these facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. No assurances of political or economic stability in these countries can be given. The Company has not experienced any significant interruptions in its business operations at these locations to date. Nonetheless, any loss or disruption of production could have a material adverse effect on the Company, particularly if operations or air transportation from these locations were disrupted for a substantial period of time.

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

The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligations (dollars in thousands):

                                         1999      2005      Total    Fair Value
                                       --------- --------- ---------- ----------
Cash Equivalents:
  Fixed rate                            $41,868    $   --    $41,868    $41,868
  Average interest rate                    5.23%       --       5.23%       --

Long-Term Debt:
  Fixed rate                                 --  $280,000   $280,000   $257,600
  Stated interest rate                       --      9.50%      9.50%       --

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

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at Zilog's manufacturing plant in Nampa, Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment. The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. No trial date has been set.

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

Item 5. Other Information

James M. Thorburn resigned as Senior Vice President and Chief Financial officer effective August 30, 1999 to become Senior Vice President and Chief Operating Officer of ON Semiconductor. Gary Patten has accepted an offer to become the Company's Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibits are filed herewith:
Exhibit 27 Financial Data Schedule

b)   Reports on Form 8-K:
        None.

ZILOG, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 16, 1999
                                       ZiLOG, INC.






                                       /s/ John Rodman
                                       --------------------------
                                       Vice President and
                                       Corporate Controller
                                       (Chief Accounting Officer and
                                       Duly Authorized Officer)