Form 10-K405
period 1999-12-31
ZILOG INC
filed 2000-03-30
CIK 319450

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 1999, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period __________ to __________

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

The aggregate value of voting Common Stock and Class A Non-Voting Common Stock held by nonaffiliates of the Registrant was approximately $15,527,008 and $885,096, respectively, as of March 1, 2000 based upon the value of the shares established by the Registrant for this purpose. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2000, 31,053,936 shares of the Registrant's voting Common Stock and 10,000,000 shares of the Registrant's Class A Non-Voting Common Stock were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS

                                   PART I


Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K



This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG, Inc. undertakes no obligation to publicly release updates or revisions to these statements.

ZiLOG and Z80 are registered trademarks of ZiLOG, Inc.

Extreme Connectivity c ZiLOG, Inc. 1999







PART I

ITEM 1. BUSINESS

Executive Summary

ZiLOG, Inc. (the "Company") is a worldwide designer, manufacturer and marketer of integrated circuits ("ICs") for use in communications, integrated controls and home entertainment end markets. Through proprietary design technology, the Company works with customers to develop application specific standard products ("ASSPs") to control the basic functions and performance of electronic devices. ASSPs typically comprise some combination of a microprocessor, digital signal processor, memory, and input/output functions on a single semiconductor. Examples of the Company's advanced embedded product applications include microcontrollers for home appliances, ICs in televisions that provide digital tuning control features (on-screen display, channel, volume and color brightness), and ASSPs in remote control units that send instructions to televisions and VCRs.

In 1999, ZiLOG redefined its mission to become a leading provider of advanced embedded solutions for the Internet, communications, human interface and control markets. The Company's intent is to become a key enabler in the age of "Extreme Connectivity". As used by ZiLOG, Extreme Connectivity means that people will increasingly have the opportunity, if they choose, to be connected to each other, and to their electronic devices, at any time, and from anywhere, due in large part to advances in semiconductor technology. To help bring this about, ZiLOG's three business units --- Home Entertainment, Integrated Controls and Communications --- developed specific strategies to address critical aspects of Extreme
Connectivity.   For example, the Company's Integrated Controls and Home
Entertainment business units are developing hardware and software solutions for smart home appliances and building controls, while Communications focuses on product solutions that will expand the communications infrastructure capacity for the Internet and telecommunications markets. The Company's current activities increase the capacity for global communications and connectivity in the home or the office.

The Company places significant emphasis on anticipating and meeting its customers' needs as new electronic devices are designed. As customers "design in" ZiLOG's products, the Company is able to gain a greater share of its customers' purchases while maintaining its embedded position within its customers' existing products. The Company believes that this design strategy is at the core of its ability to achieve a high degree of customer acceptance within specific applications. ZiLOG's customer base includes many leaders in their respective industries, including Acer, Alcatel, Black and Decker, Chamberlain, Digital Security Controls, Globespan, Kimball Electronics, Logitech, Microsoft, Motorola, Minebea Company Ltd., Northern Telecom, Qualcomm, Samsung, Thomson Consumer Electronics, and Zenith.

Headquartered in Campbell, California, the Company has wafer fabrication facilities in Nampa, Idaho and a final test facility in the Philippines. Starting in January 1999, the Company outsourced all assembly operations to subcontractors in Indonesia and the Philippines. For the fiscal year ended December 31, 1999, the Company had revenue of $245.1 million, a net loss of $37.9 million and EBITDA of $46.5 million. EBITDA is defined as earnings from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation and special charges.

ZiLOG's stock is privately held and its bonds are publicly traded. The Company's common stock was previously listed on the New York Stock Exchange and traded under the symbol "ZLG" until February 27, 1998. Pursuant to an Agreement and Plan of Merger by and among TPG Partners II, L.P. ("TPG II"), TPG Zeus Acquisition Corporation ("Merger Sub") and ZiLOG dated as of
July 20, 1997, as amended (the "Merger Agreement"), Merger Sub merged with and into ZiLOG on February 27, 1998, and ZiLOG continues as the surviving corporation (the "Merger").

Unless the context of this document otherwise requires, the terms "ZiLOG" and the "Company" are used throughout this Form 10-K to refer to both the Company and its subsidiaries. The Company's principal executive offices are located at 910 East Hamilton Avenue, Campbell, California 95008, and the Company's telephone number is (408) 558-8500.

The Industry

According to trade statistics published by the Semiconductor Industry Association (SIA), worldwide semiconductor product sales totaled $149.5 billion in 1999. The semiconductor industry is currently comprised of three broad product segments: micro-logic devices, memory devices, and analog and discrete devices. Micro-logic devices, which process data, include microprocessors, microcontrollers and digital signal processors. This segment represents approximately 51% of total industry sales. Memory devices, which store data, represent approximately 21% of total industry sales. Analog and discrete devices process or amplify electronic signals and represent approximately 28% of total industry sales. The Micro-logic device segment further consists of three distinct categories: (i) general purpose logic products, which are neither application nor customer specific, are used for a wide array of logic-related functions and are typically capable of more functions than are actually required for any given application; (ii) application specific integrated circuits ("ASICs"), which are designed to meet particular application requirements, are usually proprietary to one customer and are generally produced in relatively small volumes; and (iii) ASSPs, which are tailored for a particular application, but are not proprietary to a single customer.

ZiLOG develops, manufactures and markets ASSPs in the Micro-logic device segment. ZiLOG's ASSP products are primarily based upon 8-bit and 16-bit microprocessors, microcontrollers or digital signal processors. Applications in the ASSP market generally do not demand the processing power of general-purpose microprocessors, which operate personal computers.
 Instead, ZiLOG's products operate or perform specialized functions in products such as, garage door openers, home appliances, security systems and televisions, all of which exhibit increasing degrees of IC content.

Markets

ZiLOG relies upon its knowledge, experience, customer relationships as well as proprietary core and cell designs to target products in the rapidly growing Extreme Connectivity market, which includes communications, integrated controls and home entertainment products. ZiLOG's ASSPs typically address larger aggregate markets and generally have higher production volumes than ASICs. ZiLOG works closely with industry leaders in its selected markets to design innovative products. Through its customer relationships, ZiLOG has been able to attract multiple customers in the same market and create industry standards. The Company believes it is well-positioned with respect to the trends in its target market areas, which include smart home and building control electronics, home entertainment electronics products and communications infrastructure products for the Internet and telecommunications markets.

ZiLOG currently offers more than 760 products (independent of customer specific read only memory codes), sold in a wide selection of package, speed grade and other configurations, which are sold to approximately 200 distributors and original equipment manufacturers ("OEMs"). ZiLOG's customers include Acer, Alcatel, Black and Decker, Chamberlain, Digital Security Controls, Globespan, Kimball Electronics, Logitech, Microsoft, Motorola, Minebea Company Ltd., Northern Telecom, Qualcomm, Samsung, Thomson Consumer Electronics, and Zenith.

ZiLOG targets applications in communications, integrated controls and home entertainment markets. ZiLOG's Communications business unit is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. The Company's Home Entertainment and Integrated Controls business units target consumer and industrial applications and are based largely on ZiLOG's Z8 line of 8-bit microcontrollers and digital signal processors. Accordingly, for purposes of segment financial reporting, Home Entertainment and Integrated Controls have been aggregated together.

Communications: In 1999, the company announced the development of two new major product families --- the Cartezian Communications Engine, and the eZ80 Internet Engine --- to address the growing needs of the communications marketplace. The initial eZ80 Internet engine and Cartezian products are currently in development and are expected to be commercially available in the second half of 2000. These product families expand the capacity or bandwidth for data and voice communication products. The Cartezian Communications Engine is a family of embedded communications processors that combine the efficiency of reduced instruction set computing ("RISC") with the high-end performance of digital signal processors ("DSP"). The Cartezian solution is built around a 32-bit RISC/DSP processor and RISC/DSP edge processors, a rich set of communications peripherals, and software stacks. The family includes the Cartezian routers and Cartezian switches that provide scalable solutions for Local Area Networks ("LANs"), routers, switches, central office line cards, digital subscriber line access multiplexer ("DSLAM"), and Small Office Home Office (SOHO) applications. The eZ80 is a high-performance 8-bit microprocessor that delivers embedded access to the Internet and a clear migration path for customers who already use Z80 microprocessors. The eZ80 Internet Engine is optimized for electronic transactions, smart networked devices, web management and factory automation applications. The Company believes that its communications products are well positioned to address the Extreme Connectivity requirements of the Internet. The worldwide communications market is growing in response to the need to connect computer systems and other electronic devices at remote locations via the Internet. By networking computers and peripherals, it is possible to communicate on the Internet, share information files, distribute computer loads more efficiently and facilitate communications between terminals, computers and peripherals, thereby maximizing the benefit from an investment in computer equipment. ZiLOG's microprocessors are optimized for use in communications applications such as Ethernet routers, bridges, data switches, modems, terminals, local area networks and wide area networks.

Integrated Controls: The Company's integrated controls products address a need for embedded intelligence and control functions in everyday devices, such as home appliances and building security systems. ZiLOG manufactures
 ASSP microcontrollers for a wide variety of applications, including coffeemakers, smoke alarms, garage door openers, security control panels, battery chargers, cordless phones, automated meter readers, keyboards and
pointing devices.   In addition to providing customers with ASSP
microcontrollers, the Company is focused on producing Extreme Connectivity solutions for the connected home environment. This effort includes bundling silicon and connectivity software for connected home appliances, security systems and wireless communications devices. The types of devices that may be connected include coffeemakers, alarm clocks, indoor and outdoor lighting, smoke detectors, telephones, fax machines, thermostats, bathroom scales, kitchen mixers, handheld organizers, water heaters, window alarms, garage door openers, security cameras and remote control devices, such as handheld computing products. ZiLOG is working with major manufacturers to develop the technology solutions for these consumer products. The Company's Wave chip family introduced in 1999 is integral to this effort. Wave chips are DSP-based voice and data controllers for wireless spread spectrum applications. They are designed for wireless data terminals, point-of-sale systems and handheld computing devices. The Company's Wave Communicator, a new product, provides cordless phone and remote control capabilities for handheld computing devices.

Home Entertainment: The increase in use of ASSPs in home entertainment has created worldwide market opportunities for ZiLOG. Sophisticated ASSPs, such as television and infrared remote controllers, are increasingly found in home entertainment products including televisions and VCRs. ZiLOG's ASSPs in this market typically control the digital functions of the unit,
on-screen displays and interaction with remote control units.   Home
Entertainment products designed for Extreme Connectivity markets include MailTV and the Advanced Human Interface ("AHI") Navigator. ZiLOG's MailTV module, first introduced in the European market, can transform a TV into a communications platform and is capable of email interaction, Internet text browsing and e-commerce transactions, such as e-banking. The AHI Navigator is a next-generation "smart" remote control for entertainment systems that can recognize handwriting. AHI Navigator's laptop-style touchpad enables users to access TV controls, video, email and the Internet by using their fingertips to create handwritten messages and commands. The Company is also developing Integrated Digital Decoders for TVs that combine on-screen display and video decoder functionality and improve picture quality.


























Business Strategy

To accomplish the Company's goal of becoming the Extreme Connectivity Company, ZiLOG enacted the following strategic initiatives in 1999:

Provide complete solutions: The Company believes strongly in providing "complete solutions" to its customers. Complete solutions include the contemporaneous development and release of the hardware, software, firmware, robust support tools, reference design, collateral information, certification of products and having available knowledgeable systems support personnel to assist customers to effectively use ZiLOG's complete solutions. The Company believes that time to market will improve for customers who use complete solutions. In many cases, the Company believes that a customer's total system cost will be reduced by integrating more functions into the complete solution package and permitting the Company to add more value to the customer's end product application.

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

Expand Internet site usefulness: The dramatic growth of e-commerce in 1999 demonstrates the continuing importance of developing easy-to-use and comprehensive web sites. Design engineers, according to an industry survey, say that Internet access is either a critical or important factor for design engineers to choose a semiconductor supplier. Recently, ZiLOG expanded the usefulness and convenience of its Internet site, "ZiLOG.com", to increase its utility as a major marketing and sales tool. These steps include:

   o Redesigning the entire site with the design engineer in mind, including adding a parametric search engine
   o Highlighting new products and services on the home page
   o Linking with the Company's partners' websites
   o Centralizing technical support information
   o Enabling on-site e-commerce
   o Posting the Company's most-requested documentation

Increase operational efficiency: The Company has made significant capital expenditures of approximately $267 million over the last five years primarily to increase capacity and improve efficiency at its facilities. ZiLOG recently completed the transition of its assembly operations to subcontractors. The benefits that assembly subcontractors offer include providing ZiLOG with access to advanced packaging technology, as well as competitive pricing, cycle times and quality. In addition, outsourcing assembly operations permits the Company to mitigate future capital expenditures in this area. See "Management's Discussion and Analysis of Financial Condition."

Increase customer focus: In 1998, the Company adopted an operating philosophy that customer relations were of supreme importance. All employees are asked to fulfill the needs of customers. By improving customer contact at many levels, the Company expects to increase design wins and sales with both existing and new customers. To accomplish this goal, in 1999, a Customer Relations department was created to focus on meeting customer needs and the customer support center in Austin, Texas was established to improve customer communications. Since competition for customers occurs initially at the design stage, ZiLOG believes that once a customer commits to a design, it typically results in a proprietary supplier relationship. ZiLOG believes a strong focus on design wins through an increase in customer support at all levels within the Company should lead to an increased base of recurring revenues from its customers.

The Company began implementing its business strategies in 1998 and has continued to refine and focus on these initiatives throughout 1999. To promote its business strategy, ZiLOG has added resources in the areas of advertising and trade shows. In addition, each of the Company's business units has developed comprehensive product road maps, all of which center on developing product solutions that provide customers with Extreme Connectivity features.

Recent development: On March 22, 2000, ZiLOG acquired 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million pursuant to a Purchase and Sale Agreement. ZiLOG intends to account for its investment in Qualcore common stock using the equity method.
Qualcore and its wholly owned subsidiaries have approximately 105 employees in the United States and India who are engaged in the design of digital logic integrated circuits and related intellectual property.

Research and Development

ZiLOG believes that the continued introductions of new product solutions in its target markets are essential to its growth. Accordingly, during 1999, the Company focused on growing and enhancing its research and development in the areas of product and design tool development. In April 1999, ZiLOG acquired the assets of Seattle Silicon Corporation, a fabless semiconductor company that offers product design capability for analog and mixed signal system-on-a-chip technology. In the fourth quarter of 1999, the Company opened a design center in Bangalore, India and acquired the assets of Production Languages Corporation ("PLC") in Fort Worth, Texas. Both the India Design Center and PLC are focused on development of embedded software and development tools optimized for ZiLOG's products and the costs of such development activities are treated as period expenses.
  As of December 31, 1999, the Company employed 171 people in research and development as compared to 139 people at December 31, 1998. Expenditures for research and development in 1999, 1998 and 1997 were approximately $32.8 million, $28.8 million, and $30.5 million, respectively, representing approximately 13%, 14%, and 12%, respectively, of net sales. Design engineers, through the use of the Company's proprietary design library, create most of ZiLOG's new products. Most of the product designs in ZiLOG's library are produced by a subset of ZiLOG's standard manufacturing process. The design rules employed ensure that the need to adjust the library is minimized as manufacturing technology advances to smaller dimensions.

Manufacturing

ZiLOG operates two semiconductor fabrication facilities in Nampa, Idaho, which contain fabrication modules equipped to produce ICs with submicron dimensions. The Company can manufacture certain ASSPs using low volume, low cost production runs from its MOD II facility built in 1984, as well as more tightly integrated, newly developed ASSPs from its MOD III facility built in 1996. The Company's facilities enable ZiLOG to produce mixed-signal (analog-digital conversion) ASSPs. ZiLOG's MOD III facility is currently producing ASSPs at 0.35, 0.65 and 0.8 micron geometries.
Overall, based on current staffing levels, the Company estimates its facilities are operating at approximately 80% of capacity which should enable the Company to capitalize on future upswings in industry demand.
The Company further believes that its manufacturing facilities provide cost and quality competitive advantages. In addition, the Company conducts most of its final test operations at its facility in the Philippines. ZiLOG uses outside contract assemblers for packaging of its products.

A skilled workforce is very important to high productivity in semiconductor manufacturing. ZiLOG maintains extensive personnel training and certification programs in its plants and believes that this leads to lower turnover and higher worker involvement. ZiLOG's manufacturing operations are managed through the use of statistical process control techniques.

International Standards Organization ISO 9001 and 9002 certifications were granted to the Company's facilities in Nampa, Idaho and ISO 9002 certification was granted to the Company's Philippines test facility. ISO certifications reflect the stringent quality standards to which all ZiLOG products are manufactured. These certifications enhance the reputation and quality of the Company's products.

In 1999, ZiLOG's facilities in Nampa, Idaho and the Philippines received ISO 14001 certification by the National Standards Authority of Ireland, an independent auditor of environmental management systems ("EMS"). The Company believes that ISO 14001 certification is widely recognized as the global standard for measuring the effectiveness of a company's environmental safeguards. To qualify, companies must implement an EMS program, comply with all relevant regulations, commit to prevent pollution, adopt a program of continual improvement, and submit to periodic outside audits. ZiLOG's environmental management program controls and monitors air quality, water use and conservation waste disposal and chemical handling, among other issues.

Sales and Marketing

The Company markets its products throughout the world to original equipment manufacturers ("OEMs") utilizing a direct sales force. In addition to its direct sales force, ZiLOG uses distributors in all of its business regions.
 In 1999, the Company derived approximately 41 percent of its net sales from direct sales to OEM customers and 59% from sales through distributors.
 The Company's products are sold in the communications, integrated controls and home entertainment markets as well as the military and aerospace industries. As is common in the semiconductor industry, ZiLOG grants price protection and limited rights of return to distributors. In certain circumstances, distributors are granted a credit for the difference between the price they were originally charged for products in inventory at the time of a price reduction, and the reduced price which ZiLOG subsequently charges.

The Company's direct sales force of approximately 110 people, focuses on three geographic areas: Americas, Europe, and Asia, including Japan. ZiLOG has sales offices located in the metropolitan areas of Atlanta, Austin, Boston, Campbell, Chicago, Cleveland, Dallas, Minneapolis, Orange County, Philadelphia, Portland, Beijing, Erfurt, Hong Kong, Kuala Lumpur, London, Munich, Seoul, Shanghai, Shenzhen, Singapore, Taipei, Tokyo, Toronto and Vancouver.

Customer support is handled by ZiLOG's Worldwide Customer Support Center in Austin, Texas. This facility provides responses for customer questions, product availability and order entry administration for the Americas and Japan.

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

Early in 2000, the Company announced a full service distribution agreement with Pioneer-Standard Electronics, Inc. ("Pioneer") based in Cleveland, Ohio, whereby Pioneer became the exclusive full service distributor of ZiLOG products in North America. This partnership is expected to result in an increase of activity in the North American market, which is perceived as a growth market for ZiLOG's Extreme Connectivity solutions.

During the years ended December 31, 1999 and 1998, one distributor, Arrow Electronics, Inc., accounted for approximately 12.6% and 10.5% of net sales, respectively. In 1997, no single customer accounted for more than 10% of net sales.

Competition

The principal competitive factors in ZiLOG's markets include design and end-market applications expertise, product features and performance, including the ability to preserve the customers' software, price, time to market and manufacturing. ZiLOG believes its competitive strengths include: expertise in the technology of a broad range of applications in the communications, integrated controls and home entertainment markets; design methodology which includes an extensive library of customer familiar cores and cells; and manufacturing facilities and capabilities.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater resources than ZiLOG with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market. The ability of ZiLOG to compete successfully in its markets depends on factors both within and outside of its control, including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate ZiLOG's ASSPs into their products, success of competitors' products and general economic conditions.

ZiLOG competes with its licensees on certain products. With respect to certain products, ZiLOG competes with other ASSP manufacturers, which target the same specific market segment. ZiLOG's Communications products compete with products sold by Motorola and Advanced Micro Devices. The Company's Integrated Control products compete with integrated circuits sold by Microchip and ST Microelectronics. Home Entertainment products manufactured by ZiLOG compete with semiconductors sold by Samsung, Mitsubishi and Sanyo. However, the Company believes no single competitor addresses exactly the same set of products or markets as ZiLOG.

Backlog

The Company's backlog of released orders as of December 31, 1999 was approximately $43.0 million as compared to $33.2 million at December 31, 1998. The Company's sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for its customers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. Accordingly, the Company does not believe its backlog is an accurate measure of net sales or operating results for any period. See "Factors That May Affect Future Results-Customer Concentration."

Patents and Licenses

ZiLOG holds 106 U.S. and 8 foreign patents and has 43 U.S. and 17 foreign
patent applications pending.    ZiLOG has also filed and received one
patent outside of the U.S. The Company has more than 75 U.S. mask work registrations on its products. Copyright registrations are held by ZiLOG to protect proprietary software employed in over 100 of its products. The Company has 6 registered trademarks and has common law rights in more than 40 trademarks or servicemarks.

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

ZiLOG has more than 150 active licenses for product or technology exchange.
 The purpose of these licenses has, in general, been to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

As is typical in the semiconductor industry, ZiLOG has from time to time received, and may in the future receive, communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights covering certain of ZiLOG's products, technologies or information. Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results-Intellectual Property Rights."

Employees

As of December 31, 1999, ZiLOG employed 1,351 full-time persons, including 933 in manufacturing, 171 in research and development, 177 in sales and marketing and 70 in finance and administration. In January 1999, the Company terminated 384 employees in connection with the outsourcing of its Philippines assembly operations. ZiLOG considers its relations with its employees to be good, and believes its future success will depend, in large part, upon its ability to attract, retain, train, and motivate its employees. None of the Company's employees are represented by labor unions.

Environmental

ZiLOG is subject to a variety of government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. ZiLOG believes it has obtained all necessary environmental permits to conduct its business, which generally relate to the discharge of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on ZiLOG, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by ZiLOG to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities.

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

ITEM 2.          PROPERTIES

ZiLOG's headquarters are located in Campbell, California, in a 108,000 square foot facility leased through February 2004. ZiLOG performs wafer fabrication at its 77,000 square foot and 128,000 square foot buildings located on a 65-acre site in Nampa, Idaho. ZiLOG owns these Idaho facilities. A majority of the Company's final test operations are performed at ZiLOG's 54,000 square foot facility in the Philippines, which is leased through 2004. ZiLOG has leased a 17,249 square foot customer support and engineering design center in Austin, Texas, which expires February 14, 2003. In 1999, the Company opened a design center in Bangalore, India and expects to enter into a lease agreement for approximately 10,000 square feet. In addition, ZiLOG has short-term leases for its sales offices located in the U.S., Canada, England, Germany, Japan, Korea, Malaysia, the People's Republic of China (including Hong Kong), Singapore and Taiwan. The Company believes that its existing facilities, together with the expansion of the design center in India, will be adequate to meets its requirements for the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in a purported class action lawsuit which was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit of Appeals. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at ZiLOG's manufacturing plant in Nampa, Idaho in
1993 and 1994.   The  insurers  seek  a  declaration   that  insurance
coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars ($6,300,000) plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication.
 All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment.
 The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. The insurers have renewed their motion for summary adjudication. The Company is opposing that motion. No trial date has been set. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

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

Not applicable



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As a result of the Merger, which was consummated on February 27, 1998, ZiLOG's capital stock is no longer traded on an established public trading market. From May 17, 1995 through February 27, 1998, the Company's Common Stock traded on the New York Stock Exchange under the symbol "ZLG." Previously, the Company's Common Stock traded on the Nasdaq National Market under the symbol "ZLOG." The following table shows the high and low closing prices for the Common Stock of the Company for the period indicated, as reported by the New York Stock Exchange:

                                                       High       Low
                                                    ---------- ---------
Year Ended December 31, 1998:
 First Quarter (through February 27, 1998).......   $ 19 15/16 $ 18 5/16


As of December 31, 1999, there were approximately 51 stockholders of record of the Company's Common Stock, eight holders of the Company's
Class A Non-Voting Common Stock and eight holders of the Company's
Series A Cumulative Preferred Stock. Immediately after consummation of the Merger, ZiLOG's Board of Directors (the "Board"), declared a 4-for-1 stock split in the form of a dividend for each share of Common Stock and Class A Non-Voting Common Stock and designated 1,500,000 shares of Preferred Stock as Series A Cumulative Preferred Stock. In August 1998, the Board approved a 2-for-1 stock split on each share of Common Stock and Class A Non-Voting Common Stock.

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

The Company's Series A Cumulative Preferred Stock accumulates dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 26, 2008, and 15.5% per annum thereafter. Dividends will be payable, at the election of the Board but subject to availability of funds and the terms of the Indenture and the Credit Facility, in cash or in kind through a corresponding increase in the liquidation preference of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock has an initial liquidation preference of $100.00 per share.

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

Shares of Series A Cumulative Preferred Stock may be redeemed at the option of the Company, in whole or in part, at 100%, if redeemed on or after February 27, 2003, in each case of the sum of (a) the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the date of redemption. Optional redemption of the Series A Cumulative Preferred Stock will be subject to, and expressly conditioned upon, certain limitations under the Indenture and the Credit Facility.

In certain circumstances, including the occurrence of a change of control of the Company, but again subject to certain limitations under the Indenture and the Credit Facility, the Company may be required to repurchase shares of Series A Cumulative Preferred Stock at 101% of (a) the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus
(b) accrued and unpaid dividends thereon to the repurchase date.

Sales of restricted stock were made to the following individuals:

                                              Number
               Name            Date of Sale  of Shares  Consideration
     ------------------------- ------------ ----------- --------------
     Richard S. Frieland (1)     2/07/00         25,000  $4.00/share
     Murray A. Goldman (1)       2/07/00         50,000  $4.00/share
     Robert D. Norman            1/13/00        250,000  $4.00/share
     Lionel N. Sterling (1)      2/01/00        100,000  $4.00/share


     Each of these sales was done pursuant to section 4 (2) of the Securities Act of 1933.
     -----------------------------------------------------------------

(1) Serves as a member of the Board of Directors; vests 50% per year over two years.




ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company and its subsidiaries.

                                         Year Ended December 31,
                                              (in thousands)
                           -------------------------------------------------
                             1999      1998      1997      1996      1995
                           --------- --------- --------- --------- ---------
Consolidated Statements of
Operations Data:
Net sales................. $245,138  $204,738  $261,097  $298,425  $265,122

Costs and expenses:
 Cost of sales............  158,768   163,315   171,722   175,319   135,066
 Research and
   development............   32,777    28,846    30,467    30,548    24,546
 Selling, general and
   administrative.........   59,082    54,317    47,806    47,934    41,943
 Special charges (1)......    4,686    38,620       --        --        --
                           --------- --------- --------- --------- ---------
Total costs and
  expenses................  255,313   285,098   249,995   253,801   201,555
                           --------- --------- --------- --------- ---------
Operating income (loss)...  (10,175)  (80,360)   11,102    44,624    63,567
Other income (expense):
Interest income               2,567     3,755     3,167     2,733     3,034
Interest expense             28,954    24,375       275       290       358
Other, net................     (324)     (796)      832      (911)     (360)
                           --------- --------- --------- --------- ---------
Income (loss) before
  income taxes............  (36,886) (101,776)   14,826    46,156    65,883
Provision (benefit) for
  income taxes............    1,004   (14,248)    2,965    16,155    23,418
                           --------- --------- --------- --------- ---------
Net income (loss)......... ($37,890) ($87,528)  $11,861   $30,001   $42,465
                           ========= ========= ========= ========= =========

EBITDA(2).................  $46,555   $19,259   $75,456   $91,307   $89,478


Consolidated Balance Sheet
Data (at end of period):
Working capital...........  $55,562   $46,807  $131,594   $88,567  $102,761
Total assets.............. $284,286  $297,071  $415,639  $401,066  $353,430
Notes payable............. $280,000  $280,000    $  --     $  --     $  --
Other non-current
  liabilities.............  $15,603    $6,349   $16,070   $16,050    $8,435
Shareholders' equity
  (deficiency)............ ($89,768) ($48,231) $340,482  $325,280  $278,864



(1) Special charges consist of asset write-downs and purchased in-process R&D charge in 1999 and recapitalization and restructuring charges in 1998. See Note 5 of Notes to Consolidated Financial Statements.

(2) EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses and special charges.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning the Company's business environment, consolidated results of operations and liquidity and capital resources.

Results of Operations

The Company's operating results have and will vary because of a number of factors, including the timing and success of new product introductions, customer design wins and losses, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Sales comparisons are also subject to customer order patterns and seasonality.

General

ZiLOG is a leading global design solutions company specializing in embedded integrated circuits for the communications, home entertainment and integrated controls markets. Headquartered in Campbell, California, ZiLOG maintains design centers in Campbell, Austin and Fort Worth, Texas, Nampa, Idaho, Seattle, Washington and Bangalore, India, a worldwide customer service center in Austin, wafer fabrication manufacturing in
Nampa and test operations in Manila, Philippines.   For the fiscal year
ended December 31, 1999, the Company generated net sales of $245.1 million, a net loss of $37.9 million and EBITDA of $46.6 million.

ZiLOG targets applications in communications, integrated controls and home entertainment markets. ZiLOG's Communications business unit is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. The Company's Home Entertainment and Integrated Controls business units target consumer and industrial applications and are based largely on ZiLOG's Z8 line of 8-bit microcontrollers and digital signal processors. Accordingly, for purposes of segment financial reporting, Home Entertainment and Integrated Controls have been aggregated together.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

ZiLOG's net sales of $245.1 million in 1999 grew 19.7% over 1998 sales of $204.7 million. The increase was primarily attributable to higher unit shipments for most of the Company's product lines as a result of improved market conditions. ZiLOG's communications products experienced growth of 29.8% to $89.5 million in 1999 compared to 1998, which was the result of higher unit shipments of embedded control, serial communications and modem products and slightly higher average selling prices ("ASPs") for most product lines. In 1999, net sales of the Company's integrated control products grew 7.9% to $92.7 million as a result of higher unit shipments, particularly of one-time programmable microcontrollers, while ASPs remained unchanged from the prior year. This improvement was offset by a decline in sales of peripheral products as its products are being designed out of mouse-type pointing device applications at certain customers. As a result, the bookings rate for peripheral products decreased substantially in the second half of 1999 to approximately $9.9 million as compared to approximately $17.0 million in the first half of 1999. In 1999, net sales of home entertainment products increased 26.1% from 1998 to $63.0 million due to higher unit shipments, offset partially by slightly lower ASPs of both TV products and infrared remote control products.

Net sales for the Americas in 1999 grew 14.6% from last year to $113.3 million. Asia, including Japan, grew sales by 27.6% to $105.8 million and in Europe net sales increased 13.4 % to $26.1 million.

Gross margin as a percent of net sales improved to 35.2% in 1999 from 20.2% in 1998. This improvement was a result of higher net sales and related increases in factory utilization, ZiLOG's cost reduction programs, and reduced depreciation expense, particularly in the Company's eight-inch wafer fabrication facility. The Company completed the outsourcing of its assembly operations to subcontractors in the first quarter of 1999. Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. This change in accounting estimate resulted in a $9.1 million reduction of depreciation expense in the second half of 1999 as compared to the amount that would have been recorded under the previous useful life estimates. Had the accounting change been in effect for the full year in 1999, it would have resulted in a $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates. The decision to change the estimated service period for these assets was based on the Company's recent qualification of a new .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into this facility. Accordingly, the Company believes that extending the service period on these assets is consistent with its current production plans.

Late in the third quarter of 1998, ZiLOG implemented two actions to reduce the cost structure of its wafer fabrication facilities in Nampa, Idaho. The actions taken reduced the workforce by 20% and changed the shift structure to accommodate the transfer of more wafer manufacturing into the Company's more efficient, eight-inch fabrication facility from its five-inch facility. The Company continues to manufacture wafers at or near the staffed capacity of the 5-inch facility. Additionally, the Company was able to negotiate significant reductions in raw material prices.

Research and development expenses increased to $32.8 million in 1999 from $28.8 million in 1998 but decreased slightly as a percentage of sales, dropping to 13.4% in 1999 from 14.1% in 1998. The 1999 increase in research and development spending was due principally to higher product and design tool development costs, including expenses associated with the Company's new design centers in Seattle and Bangalore. During 1998, the Company's research and development expenditures were focused on technology for its new 0.35 micron CMOS wafer fabrication process, new and enhanced product development, and new customer development tools. Product development in 1998 was primarily in the areas of modem and modem modules, home entertainment, and Z8+ microprocessor core products.

Selling, general and administrative expenses increased to $59.1 million in 1999 from $54.3 million in 1998 and decreased as a percentage of net sales to 24.1% in 1999 from 26.5% in 1998. The increase in selling, general and administrative spending in 1999 was primarily due to increased personnel costs, product advertising, promotion and trade show expenses and higher commission on increased sales volume.

During 1999, the Company recorded special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle
Silicon in April 1999.   ZiLOG also recognized a $3.7 million charge for
the write-down to estimated net realizable value of under-utilized test
equipment, which is being held for sale.   The carrying value of such
assets at December 31, 1999 is $900,000 and is recorded in other current assets on the consolidated balance sheet. The net realizable value of assets held for disposal was based on an independent appraisal.

In 1998, the Company recorded special charges of $38.6 million, which included recapitalization expenses of $33.3 million in connection with the Merger and expenses of $5.3 million related to the restructuring of operations. The recapitalization charges consisted primarily of executive severance costs, employee stock option buy-outs, retention bonuses for existing employees, new executive bonuses, bridge loan fees and consulting fees and expenses. The Company incurred restructuring charges totaling approximately $5.3 million. Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions, improve the productivity of its manufacturing facilities by leveraging its technology investments and renew its focus on the distribution channel. Restructuring actions related to manufacturing operations took place in the third and fourth quarters of 1998. The third quarter restructuring costs consisted of approximately $1.7 million for severance pay and benefits for terminated employees. These actions reduced the Company's workforce in its Nampa, Idaho wafer fabrication facility by approximately 120 positions and eliminated 33 positions in sales and headquarters operations. The restructuring costs for the fourth quarter of 1998 consisted of approximately $2.4 million for severance pay and benefits for terminated employees and $1.2 million for fixed asset write-offs related to the closure of its assembly operations in the Philippines. In connection with these actions, ZiLOG completed the transition of its assembly operations to subcontractors. The benefits that subcontractors provide include advanced packaging technology, as well as competitive pricing, cycle times and quality. In addition, outsourcing assembly operations permits the Company to mitigate future capital expenditures in this area.

Interest expense increased to $29.0 million in 1999 from $24.4 million in 1998. The increase resulted from the first full year of interest expense on the Company's Senior Notes issued in conjunction with the Merger in February 1998. The Company will incur approximately $28.1 million in interest expense annually on the Notes, including $1.5 million in amortization of debt issuance costs, until their maturity on February 27, 2005 or their retirement.

The Company's provision for income taxes in 1999 reflects foreign income taxes for certain profitable jurisdictions as well as foreign withholding taxes. The 1998 tax benefit rate of 14% reflected the benefits from the carryback of the operating losses, net of foreign income withholding income taxes. Based on the weight of available evidence including the Company's cumulative losses to date, the Company has provided a full valuation allowance of $28.5 million against its net deferred tax assets.



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

During 1998, ZiLOG, like other companies in the semiconductor industry, experienced a general decline in net sales and average selling prices.
Net sales in 1998 were $204.7 million, compared to $261.1 million in 1997, a decrease of 21.6 %. The decline in 1998 net sales from 1997 was primarily attributable to a decrease in sales of the Company's communications products and weaker distribution sales as distributors reduced inventory levels during the first nine months of 1998. These decreases reflected both lower unit volume shipments and a lower average selling price ("ASPs"). Since communications products typically have higher ASPs than the Company's average ASPs, the unit volume reduction of communication product shipments resulted in an overall ASP decline in 1998.

Net sales of $98.8 million in 1998 for the Americas declined 26.9% from 1997. The decrease was primarily the result of lower unit volume of communications products. Net sales of $82.9 million in Asia, including Japan, decreased 16.4%, owing to the turmoil in several of the economies comprising that region. Net sales of $23.0 million in Europe dropped 14.6% from the prior year.

Gross margin as a percent of net sales was 20.2% in 1998 compared to 34.2% in 1997. The lower gross margin in 1998 was primarily attributable to lower net sales, particularly communications products, and the under-utilization of wafer fabrication manufacturing capacity.

Research and development expenses in 1998 were $28.8 million or 14.1% of net sales compared to $30.5 million or 11.7% of net sales in 1997. During 1998, the Company's research and development expenditures were focused on technology for its new 0.35 micron CMOS wafer fabrication process, new and enhanced product development, and new customer development tools. The decrease in 1998 research and development expenses, as compared to 1997, was primarily due to a decrease of $2.8 million in tooling and wafer mask expenses which were partially offset by an increase in depreciation expense for the Company's tool development lab.

Selling, general and administrative expenses in 1998 increased 13.6% to $54.3 million compared to $47.8 million in 1997, representing an increase of 13.6%. The 1998 increase over 1997 levels was primarily related to increased rent and operating costs associated with the Company's new headquarters facility, increased information systems costs, and higher payroll and travel expenses, including $1.5 million for a sales conference.

In 1998, the Company recorded special charges of $38.6 million, which included recapitalization expenses of $33.3 million in connection with the Merger and expenses of $5.3 million related to the restructuring of operations. The recapitalization charges consisted primarily of executive severance costs, employee stock option buy-outs, retention bonuses for existing employees, new executive bonuses, bridge loan fees and consulting fees and expenses. The Company incurred restructuring charges totaling approximately $5.3 million. Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations.

Interest expense increased to $24.4 million in 1998 from $0.3 million 1997. The increase was primarily attributable to interest on the Company's Senior Notes issued in conjunction with the Merger on February 27, 1998.

The Company's benefit for income taxes was 14.0% in 1998 compared to a provision for income taxes of 20% in 1997. The 1998 rate reflects the benefit of refundable taxes related to the Company's overall loss position and realization of deferred tax assets based on the reversal of taxable temporary differences, offset by foreign taxes. The provision for income tax in 1997 was lower than the expected tax rate due to the impact of tax exempt interest income, foreign earnings taxed at a lower than the U.S. tax rate and the reinstatement of the research and development tax credit.
 The Company's Philippines tax holiday expired in 1997.


Liquidity and Capital Resources

The Company's primary cash needs are debt service, working capital and capital expenditures. As of December 31, 1999, the Company had cash and
cash equivalents of approximately $60.8 million.   Additionally, ZiLOG has
a senior secured credit facility (the "Facility") from a commercial lender (the "Lender") that provides for total borrowings of up to $40.0 million, which consist of a three-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2001 and 2003, respectively. Borrowings under the Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% (8.5 % at December 31, 1999) for the revolving credit facility and the Lender's prime rate plus 1% (9.5 % at December 31, 1999) or LIBOR plus 3% (9.5% at December 31, 1999) for the capital expenditure line. There have been no borrowings under either facility as of December 31, 1999.

During 1999, the Company's operating activities generated net cash of $24.4 million which was primarily attributable to an increase in accounts payable, other accrued and non-current liabilities of $24.8 million and adjusted by non-cash items including depreciation and amortization of $52.4 million, a write-down of assets held for disposal of $3.7 million and a charge for purchased in-process research and development of $1.0 million. These items were offset by a net loss of $37.9 million and an increase in inventories, accounts receivable and other assets of $18.3 million. Cash used by operating activities was $5.1 million for fiscal 1998, while cash provided by operations was $72.6 million for fiscal 1997.
 The use of cash by operating activities in 1998 was primarily due to the Company's net loss, which was the result of reduced sales when compared to 1997, $38.6 million in special charges, as a result of the Merger and restructuring of the Company, and approximately $24.4 million of interest expense, primarily associated with the Notes, none of which were present
in 1997.   These amounts were partially offset by depreciation and
amortization of $62.9 million, and a $10.7 million reduction of inventory levels and cash provided by an improvement in accounts receivable collections.

Cash used for investing activities was $14.2 million during 1999. The Company invested $8.3 million in new capital expenditures primarily for new test equipment, product development tools and computer system upgrades and $5.9 million for the acquisition of the net assets of Seattle Silicon Corporation. In 1998, cash used for investing activities was $7.2 million as the Company invested $21.3 million primarily in manufacturing equipment, computer systems and office upgrades. This use of cash was partially offset by $14.1 million in proceeds received from the sale of short-term investments. In 1997, cash provided by investing activities of $1.1 million was attributable to the sale of short-term investments, which were almost entirely offset by capital expenditures in the amount of $38.4 million. In 2000, ZiLOG expects to invest approximately $40.0 million for fixed asset additions, primarily for expansion of its sub-micron wafer fabrication capacity in Nampa, Idaho.

On March 22, 2000 ZiLOG acquired 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million pursuant to a Purchase and Sale Agreement. ZiLOG intends to account for its investment in Qualcore common stock using the equity method.

Cash used by financing activities of $0.2 million in 1999 was from principal payments under capital leases offset by exercises of stock
options.   Cash used by financing activities for 1998 was $29.1 million, while cash provided by financing activities in 1997 was $3.0 million. The use of cash by financing activities in 1998 was primarily for cash transactions related to the Merger including cash used to retire Common Stock and costs and fees associated with the Merger. Cash provided by financing activities in 1998 was $280 million of gross proceeds from the sale of the Notes and an equity investment by TPG Partners II, L.P. and certain other investors of $117.5 million, both of which were used for the purchase of pre-Merger outstanding Common Stock. Cash provided by financing activities in 1997 was primarily from exercises of stock options and purchases under ZiLOG's Stock Purchase Plan.

ZiLOG's primary cash needs are debt service, working capital and capital expenditures. The Company incurred substantial indebtedness in connection with the Merger. ZiLOG's ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance its indebtedness (including the Notes), or to fund capital and other expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. The Company has financed its cash requirements for working capital and capital expenditures primarily through internally generated cash flows and existing cash reserves. The Company intends to spend approximately $40.0 million in capital expenditures in 2000. Based upon the current level of operations, management believes that cash flow from operations, available cash and available borrowings under the Facility will be adequate to meet ZiLOG's future requirements for working capital, capital expenditures, and other expenditures and scheduled interest payments on its indebtedness, including the Notes, for at least the next 12 months. However, there can be no assurances that ZiLOG's business will generate sufficient cash to enable the Company to service its indebtedness, including the Notes, or make anticipated capital and other expenditures.

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

New Accounting Pronouncements

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2001, and is not expected to have any impact on the Company's results of operations or financial condition.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed SAB 101 and is evaluating the effect of its application to the Company's financial statements.


Year 2000 Compliance

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") ready. In late 1999, ZiLOG completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company to date, has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Y2K date change. The Company had intended to replace such systems in the ordinary course of business and the implementation was not substantially accelerated due to Y2K. ZiLOG expended approximately $4.6 million through 1999 in connection with information system enhancements. To date, the Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services it receives form third parties. The Company will continue to monitor its mission critical applications and those of its suppliers and vendors throughout the year 2000 to ensure that any Y2K matters that may arise are addressed properly. However, there can be no assurance that the Company has identified and remediated all Y2K-related systems issues.

Factors That May Affect Future Results

Change in North American Distributors. In January 2000, The Company announced its intention to terminate its existing relationships with Arrow Electronics Inc. ("Arrow"), Future Electronics Inc. ("Future") and Unique Technologies ("Unique") in the North American marketplace. In 1999, these distributors purchased $42.3 million of product from ZiLOG. The Company has franchised Pioneer as its sole exclusive full service distributor in North America. Pioneer is expected to take over the majority of the business that ZiLOG previously conducted with Arrow, Future and Unique but no assurances can be given that this transition will occur smoothly. Although most of ZiLOG's products are only produced by the Company, some products sold through distribution, such as the Z85C30 CMOS serial communications controller, are manufactured and sold by other companies. Terminated distributors may try to direct their customers to these second sourced products. Other customers may not wish to transfer their business to Pioneer and ZiLOG may lose certain business formerly sold through distribution in this transition. There can be no guarantee that Pioneer will meet or exceed the level of business formerly generated by Arrow, Future and Unique. As a result, the Company's financial results may differ materially from prior years.

Substantial leverage and ability to service indebtedness. ZiLOG has incurred substantial indebtedness in connection with the recapitalization of the Company, which became effective February 27, 1998. At December 31, 1999, ZiLOG had $280 million of consolidated long-term indebtedness and a capital deficiency of $89.8 million.

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

To satisfy the Company's obligations under the Notes, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, certain of which may be beyond the control of the Company. While the Company believes that, based on current levels of operations and its business plan, it will be able to meet its debt service and other obligations or to refinance its indebtedness, there can be no assurances with respect thereto. Moody's current rating of the Company's corporate credit and the Notes is B2. Standard and Poor's current rating of the Company's corporate credit and the Notes is a single B. These ratings agencies can raise or lower their ratings of the Company at any time based on their analysis of the Company's financial condition and operating results. These ratings, particularly if they decline, could adversely affect the Company's ability to raise additional financing on acceptable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for information regarding the operating cash flow and debt service obligations of the Company.

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

The Company has learned that it is being designed out of pointing device applications at a number of customers. The bookings rate for peripheral products decreased substantially in the second half of 1999 to approximately $9.9 million from approximately $17.0 million in the first half of the year. This bookings trend is expected to result in lower sales in peripheral products in the foreseeable future.

The Company's overall average selling prices increased slightly in 1999, when compared to 1998. However, during 1997 and 1998, the Company experienced significant declines in its overall average selling prices. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will generate any increase in revenue. Significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; reductions in workforce; changes of manufacturing mix; increased use of subcontractors or wafer manufactureres for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. Such cost-cutting measures may not result in increased efficiency or profitability. The Company intends to spend approximately $40.0 million in capital expenditures in 2000. There is no assurance that the capital expenditures will increase the Company's future sales or profitability.

Beginning in July 1999, the Company implemented a new Enterprise Resource Planning ("ERP") system that is intended to improve order entry, supply chain management and financial reporting. While ZiLOG believes that the ERP system was properly installed without material adverse effect on the Company, there can be no assurance that unforeseen circumstances concerning ZiLOG's operation of the ERP system will not have a material adverse effect on the Company.

From time to time, the Company has experienced a shortage of certain products, which caused delays in shipment to its customers. Failure to deliver product to customers in a timely manner could have a material adverse effect on the Company.

Risks of acquisitions. ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation on April 20, 1999 for approximately $6.1 million. On March 22, 2000, ZiLOG acquired 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million pursuant to a Purchase and Sale Agreement. The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities. However, no assurance can be given that ZiLOG will consummate any further acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. The Company may not have had any experience with technologies and markets involved with the acquired business and accordingly, may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses, and acquisitions may disrupt the acquired business and ZiLOG's existing business and divert management's attention. There can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

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

Certain of the Company's products are incorporated into personal computers and peripherals. As a result, a slowdown in the demand for personal computers and related peripherals or industry pressure to reduce prices could adversely affect the Company's operating results. A significant portion of the Company's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and garage door openers. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could have a material adverse effect on the Company.

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

Customer concentration. For the year ended December 31, 1999, the Company's 10 largest customers accounted for approximately 48% of the Company's net sales, although no single customer accounted for more than 12.6% of net sales. Among the Company's ten (10) largest customers were three (3) distributors who sell the Company's products in North America.
 In January 2000, the Company announced its intention to sever its relationships with Arrow, Future and Unique in North America and to replace them with an exclusive full service distributor, Pioneer Standard.
 It is anticipated that Pioneer Standard will become the Company's largest distributor customer. In 1999, Arrow, Future and Unique purchased $42.3 million of its products on a worldwide basis and $36.5 million in North America. The Company anticipates that Pioneer Standard will take over most of this business. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has very few contracts with its direct customers. It does have a contract with Pioneer and other distributors. There can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

Production yields and manufacturing risks. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product that the Company anticipates producing at its newer .35 and .65 micron CMOS process facility ("MOD III") in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected; and (iii) engineers not operating equipment as expected. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity to be sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its MOD III facility or to obtain wafers from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company.

The Company's future success is dependent upon its ability to develop and implement new design and process technologies. Semiconductor design and process methodologies are extremely complex and subject to rapid technological change, requiring large expenditures for research and development. Most new products are extremely complex in design and many use the Company's .35 and .65 micron CMOS processes. A failure to successfully transition eligible products to either the .35 or .65 micron CMOS process could have a material adverse effect on the Company. Manufacture of large complex integrated circuits involves a significant technological risk. The failure to complete new product designs in time to meet market requirements and achieve volume production of new products at acceptable yields using the new manufacturing processes would have a material adverse effect on the Company.

The Company intends to have some of its new products fabricated by other foundry manufacturers. Shortages in foundry capacity could adversely impact the Company's financial results. Should the Company be unable to obtain the requisite foundry capacity to manufacture its complex new products, the Company's ability to achieve continued revenue growth might be restricted. The inability to have new products manufactured at foundries could also result in the loss of customers.

The Company uses outside contract assemblers for packaging its products. Shortages in contract assembly capacity could adversely impact the Company's financial results. Should the Company be unable to obtain additional assembly capacity, the Company's ability to achieve continued revenue growth might be restricted. Shortage of product could also result in the loss of customers.

Competition. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor market. The ability of the Company to compete successfully in its markets depends on factors both within and outside of its control including, but not limited to, success in designing and manufacturing new products that implement new technologies, protection of the Company's products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's microprocessors, microcontrollers, digital signal processors and other devices into their products, success of competitors' products and general economic conditions.

International operations. Approximately 62% of the Company's net sales in 1999 were to foreign customers and the Company expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels.

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

The Company uses subcontractors for certain assembly and test services located in the Philippines, Indonesia, Taiwan and Malaysia. The Company also operates a test facility in the Philippines through two wholly owned subsidiaries and has a significant capital investment at certain of these facilities. A wholly owned subsidiary for software design and support tool products was established by the Company in India in 1999. The Company's reliance on personnel and assets and its maintenance of inventories at these facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. No assurances of political or economic stability in these countries can be given. The Company has not experienced any significant interruptions in its business operations at these locations to date. Nonetheless, any loss or disruption of production could have a material adverse effect on the Company, particularly if operations or air transportation from these locations were disrupted for a substantial period of time.

Intellectual property rights. The Company's ability to compete will be affected by its ability to protect its proprietary information. The Company relies primarily on its trade secrets and technological know-how in conducting its business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, its foundries or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use, sale, offer for sale and importation of infringing products, expend significant resources to develop or obtain non-infringing technology, discontinue the use of certain processes, or obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or acquisition or that any such licenses, if available, would be obtainable on commercially reasonable terms, and any such development or acquisition could require expenditures by the Company of substantial time and other resources. Any such litigation or adverse result therefrom could have an adverse effect on the Company.

Two parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG. See "Litigation" and "Business-Patents and Licenses."

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

Securities class action and other legal matters. The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at ZiLOG's manufacturing plant in Nampa, Idaho in
1993 and 1994.   The  insurers  seek  a  declaration   that  insurance
coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars ($6,300,000) plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication.
 All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment.
 The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. The insurers have renewed their motion for summary adjudication. The Company is opposing that motion. No trial date has been set. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. ZiLOG intends to defend itself vigorously in these matters. ZiLOG's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

Lack of public market for the Notes and Capital Stock and restrictions on resale. There is currently no established market for the Notes or the Company's capital stock. There can be no assurance as to the development or liquidity of any market for the Notes or capital stock. The Company does not intend to apply for listing of the Notes or its capital stock on any securities exchange or for quotation through an automated quotation system.

The liquidity of, and trading market for, the Notes and capital stock also may be adversely affected by general declines in the market for similar securities. Such a decline may adversely affect such liquidity and trading markets independent of the financial performance of and prospects for, the Company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's short-term investment portfolio and long-term
debt obligations.   The Company does not use derivative financial
investments in its investment portfolio. The Company's primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high quality credit issuances and limiting the amount of credit exposure to any one company. The Company mitigates default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. The Company has no cash flow exposure due to rate changes for its cash equivalents or the Notes as these instruments have fixed interest rates.

The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligation (in thousands):

                                                           Fair
                              2000     2005     Total      Value
                            -------- --------- --------- ---------
Cash Equivalents:
 Fixed rate..........       $59,623    $ --     $59,623   $59,623
 Average interest rate......   5.95%     --        5.95%     --

Long-Term Debt:
 Fixed rate..........          --    $280,000  $280,000  $255,500
 Stated interest rate.......   --        9.50%     9.50%     --




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements and supplementary data are provided herein:

       Report of Ernst & Young LLP, Independent Auditors               pg. 27

       Consolidated Balance Sheets as of December 31, 1999 and 1998    pg. 28

       Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997                             pg. 29

       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                             pg. 30

       Consolidated Statements of Stockholders' Equity (Deficiency)
          for the Years Ended December 31, 1999, 1998 and 1997         pg. 31

       Notes to Consolidated Financial Statements                      pg. 32
















REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZiLOG, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations, stockholders' equity (deficiency) and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP

San Jose, California
January 18, 2000

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                              December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                            ASSETS
Current assets:
  Cash and cash equivalents.............................   $60,806     $50,856
  Accounts receivable, less allowance for doubtful
     accounts of $423 in 1999 and $366 in 1998..........    31,834      25,151
  Inventories...........................................    28,456      22,232
  Prepaid expenses and other current assets.............    12,917       7,521
                                                         ----------  ----------
          Total current assets..........................   134,013     105,760
Property, plant and equipment, at cost:
  Land, buildings and leasehold improvements............    37,520      37,026
  Machinery and equipment...............................   376,196     387,375
                                                         ----------  ----------
                                                           413,716     424,401
  Less: accumulated depreciation and amortization.......  (277,570)   (242,653)
                                                         ----------  ----------
  Net property, plant and equipment.....................   136,146     181,748
Other assets............................................    14,127       9,563
                                                         ----------  ----------
                                                          $284,286    $297,071
                                                         ==========  ==========

         LIABILITIES AND STOCKEHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $21,998     $16,381
  Accrued compensation and employee benefits............    32,656      24,595
  Other accrued liabilities.............................    23,797      17,977
                                                         ----------  ----------
          Total current liabilities.....................    78,451      58,953

Notes payable...........................................   280,000     280,000
Other noncurrent liabilities............................    15,603       6,349

Commitments and contingencies

Stockholders' deficiency:
  Preferred Stock,  $100.00 par value; 5,000,000
     shares authorized; 1,500,000 shares designated
     as Series A Cumulative Preferred Stock; 250,000
     shares of Series A Cumulative Preferred Stock
     issued and outstanding at December 31, 1999 and
     1998; aggregate liquidation preference $31,050 ....    25,000      25,000
  Common Stock, $0.01 par value; 70,000,000 shares
     authorized; 30,525,786 and 30,098,736 shares
     issued and outstanding at December 31, 1999 and
     1998, respectively. Class A Stock, $0.01 par
     value; 30,000,000 shares authorized; 10,000,000
     shares issued and outstanding at December 31,
     1999 and 1998 .....................................       405         401
  Additional paid-in capital............................     1,113         799
  Accumulated deficit ..................................  (116,286)    (74,431)
                                                         ----------  ----------
          Total stockholders' deficiency ...............   (89,768)    (48,231)
                                                         ----------  ----------
                                                          $284,286    $297,071
                                                         ==========  ==========

     See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands)

                                                 Year Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Net sales................................    $245,138   $204,738   $261,097

Costs and expenses:
  Cost of sales..........................     158,768    163,315    171,722
  Research and development...............      32,777     28,846     30,467
  Selling, general and administrative....      59,082     54,317     47,806
  Special charges .......................       4,686     38,620        --
                                            ---------- ---------- ----------
                                              255,313    285,098    249,995
                                            ---------- ---------- ----------
Operating income (loss)..................     (10,175)   (80,360)    11,102

Other income (expense):
  Interest income........................       2,567      3,755      3,167
  Interest expense.......................     (28,954)   (24,375)      (275)
  Other, net ............................        (324)      (796)       832
                                            ---------- ---------- ----------
Income (loss) before income taxes........     (36,886)  (101,776)    14,826
Provision (benefit) for income taxes.....       1,004    (14,248)     2,965
                                            ---------- ---------- ----------
Net income (loss)........................    ($37,890)  ($87,528)   $11,861
                                            ========== ========== ==========

     See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Cash flows from operating activities:
 Net income (loss)............................    ($37,890) ($87,528)  $11,861
 Adjustments to reconcile net (loss) income
   to cash (used) provided by operating
   activities:
  Depreciation and amortization ..............      52,368    61,795    63,750
  Write-down of assets held for disposal .....       3,677       --        --
  Charge for purchased in-process research
   and development ...........................       1,009       --        --
  Loss from disposition of equipment..........         261     1,351        50
  Deferred income taxes.......................         --     (7,150)   (2,229)
  Changes in assets and liabilities:
     Accounts receivable......................      (6,683)    6,482    (2,238)
     Inventories..............................      (6,224)   10,736     1,501
     Prepaid expenses and other assets........      (5,396)   13,875       201
     Accounts payable.........................       5,617    (8,352)   (4,053)
     Accrued compensation and
       employee benefits......................       8,061     7,311       739
     Other accrued and non-current
       liabilities ...........................       9,579    (3,592)    3,062
                                                  --------- --------- ---------
     Cash (used) provided by
            operating activities..............      24,379    (5,072)   72,644
                                                  --------- --------- ---------
Cash flows from investing activities:
 Capital expenditures.........................      (8,269)  (21,317)  (38,437)
 Acquisition of Seattle Silicon net of
   cash acquired .............................      (5,931)      --        --
 Short-term investments:
   Purchases..................................         --        --   (229,730)
   Proceeds from sales........................         --     14,127   141,936
   Proceeds from maturities...................         --        --    127,304
                                                  --------- --------- ---------
     Cash (used) provided by
            investing activities..............     (14,200)   (7,190)    1,073
                                                  --------- --------- ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.......         318       212     2,956
 Purchase of outstanding shares...............         --   (399,475)      --
 Merger costs charged to retained earnings....         --    (17,401)      --
 Net proceeds from issuance of notes..........         --    270,098       --
 Investment by Texas Pacific Group
   Partners II, L.P...........................         --    117,500       --
 Principal payments under capital leases.....         (547)      --        --
                                                  --------- --------- ---------
     Cash (used) provided by
            financing activities..............        (229)  (29,066)    2,956
                                                  --------- --------- ---------
Increase (decrease) in cash and cash
  equivalents.................................       9,950   (41,328)   76,673
Cash and cash equivalents at beginning
  of period...................................      50,856    92,184    15,511
                                                  --------- --------- ---------
Cash and cash equivalents at end of
  period......................................     $60,806   $50,856   $92,184
                                                  ========= ========= =========
Supplemental disclosures of cash
  flow information:
 Interest paid during the year................     $26,869   $13,596     $ --
 Income taxes paid (net refund) during the
   year ......................................     ($7,137)  ($1,955)   $1,905
Supplemental disclosure of non-cash
   financing activities:
 Equipment purchased under capital leases....       $2,077     $ --      $ --

        See accompanying notes to the consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                           (dollars in thousands)

                                                                                                               Accumu-
                                                                                                                lated      Total
                                                                                                    Retained    Other      Stock-
                                                      Common Stock      Common Stock                Earnings   Compre-    holders'
                                Preferred Stock           Voting          Class A        Additional (Accumu-   hensive     Equity
                              ------------------ ------------------- -------------------  Paid-in     lated     Income    (Defici-
                               Shares    Amount    Shares    Amount    Shares    Amount   Capital   Deficit)    (Loss)     ency)
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------

Balance at January 1, 1997         --      $ --  20,127,976    $201       --        $ --  $161,599  $163,375       $105   $325,280
Issuance of Common Stock
  under stock option and
  stock purchase plans,
  including tax benefit of
  $397.......................      --       --      205,766       2       --        --       3,351       --        --        3,353
Comprehensive income:
 Net income..................      --       --           --     --        --        --         --     11,861       --       11,861
 Other comprehensive loss:
  Adjustments to unrealized
  gains (losses) on
  available-for-sale
  securities, net of tax
  of $3......................      --       --           --     --        --        --         --        --         (12)       (12)
                                                                                                                         ----------
 Total comprehensive income..                                                                                               11,849
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1997.      --       --   20,333,742     203       --        --     164,950   175,236         93    340,482

Issuance of Common Stock
  under stock option plans...      --       --       14,852     --        --        --         212       --        --          212
Recapitalization of company..  250,000   25,000  (5,299,226)    (52)  5,000,000      50   (164,163) (159,211)      --     (298,376)
Common stock split (2:1).....      --       --   15,049,368     150   5,000,000      50       (200)      --        --          --
Preferred dividends accrued..      --       --           --     --        --        --         --     (2,928)      --       (2,928)
Comprehensive loss:
 Net loss ...................      --       --           --     --        --        --         --    (87,528)      --      (87,528)
 Other comprehensive loss:
  Adjustments to unrealized
  gains (losses) on
  available-for-sale
  securities, net of tax
  of $15.....................      --       --           --     --        --        --         --        --         (93)       (93)
                                                                                                                         ----------
 Total comprehensive loss....                                                                                              (87,621)
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1998.  250,000  $25,000  30,098,736    $301  10,000,000    $100       $799  ($74,431)    $ --     ($48,231)

Issuance of Common Stock
  under stock option plans...      --       --      127,050       1       --        --         317       --        --          318
Issuance of Common Stock for
  employee compensation .....      --       --      300,000       3       --        --          (3)      --        --         --
Preferred dividends accrued..      --       --           --     --        --        --         --     (3,965)      --       (3,965)
Net loss ....................      --       --           --     --        --        --         --    (37,890)      --      (37,890)
                              --------- -------- ----------- ------- ----------- ------- ---------- --------- ---------- ----------
Balance at December 31, 1999.  250,000  $25,000  30,525,786    $305  10,000,000    $100     $1,113  *********    $ --     ($89,768)
                              ========= ======== =========== ======= =========== ======= ========== ========= ========== ==========

     See accompanying notes to the consolidated financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 1999


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

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed SAB 101 and is evaluating the effect of its application to the Company's financial statements.

Derivative instruments and hedging activities: In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending December 31, 2001, and is not expected to have any impact on the Company's results of operations or financial condition.

Foreign currency translation: All of the Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are remeasured at current exchange rates, and non-monetary accounts are remeasured at historical rates. Revenues and expenses are remeasured at the average exchange rates for each period, except for depreciation expense which is remeasured at historical rates. Foreign currency exchange gains and (losses) were included in determining results of operations and aggregated ($196,000), ($215,000), and $940,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Cash equivalents: Cash equivalents consist of financial instruments which are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

Inventories: Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and consist of the following (in thousands):


                                     Year Ended December 31,
                                     ---------------------
                                        1999       1998
                                     ---------- ----------
Raw materials....................       $1,477     $2,439
Work-in-process..................       20,146     17,844
Finished goods...................        6,833      1,949
                                     ---------- ----------
                                       $28,456    $22,232
                                     ========== ==========



Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which are generally between three and seven years for machinery and equipment and 30 years for buildings. Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. The decision to change the estimated service period for these assets was based on the Company's recent qualification of a new .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into volume production in this facility. This change in accounting estimate resulted in a $9.1 million reduction of depreciation expense in the second half of 1999 as compared to the amount that would have been recorded under the previous useful life estimates. Had the accounting change been in effect for the full year in 1999, it would have resulted in a $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates. Accordingly, the Company believes that extending the service period on these assets is consistent with its current production plans.
Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $51,110,000, $61,795,000 and $63,522,000 for 1999, 1998 and 1997,
respectively.   Assets leased under a capital lease are recorded at the
present value of the lease obligation and amortized on a straight-line basis over the lease term to depreciation expense. Amortization of leased assets was $682,000 in 1999.

Advertising expenses: The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses for 1999, 1998 and 1997 were approximately $1,727,000, $473,000 and
$922,000, respectively.

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

Stock awards: The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As stock option grants are issued with an exercise price equal to the fair value of the stock, the Company recognizes no compensation expense for stock option grants. Additionally, as the Stock Purchase Plan qualified as an "Employee Stock Purchase Plan" under Section 423 of the Code, no compensation expense was recorded. Pro forma information required by FASB Statement No. 123, Accounting for Stock Based Compensation is presented in Note 10 below.

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

Approximately $434.4 million was used to complete the Merger and consisted of the following: (i) $399.5 million for the purchase of the pre-Merger outstanding Common Stock; (ii) $4.2 million for the cancellation of existing stock options; and (iii) approximately $30.7 million in fees and expenses, which were charged to retained earnings at the date of the Merger.

The cash funding requirements for the Merger were satisfied through the following: (i) an equity investment by TPG II and certain other investors of $117.5 million; (ii) use of approximately $36.1 million of ZiLOG's cash and cash equivalents; and (iii) $280 million of gross proceeds from the sale of the Notes through private placement. As a result of the Merger (on a post-split basis; see Note 6 below), the Company, as of December 31, 1998, had 250,000 shares of Series A Stock, 30,098,736 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock issued and outstanding.

NOTE 3: ACQUISITION

On April 20, 1999, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation ("Seattle Silicon") a fabless semiconductor company based in Bellevue, Washington that offers a customized design capability for analog devices and mixed signal system-on-a-chip (SOC) technology. The purchase price of approximately $6.1 million, including acquisition costs of approximately $0.4 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; in-process research and development of $1.0 million; and goodwill of $5.0 million (three-year amortization period). For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Seattle Silicon subsequent to April 20, 1999, are included in the Company's condensed consolidated statements of operations.

In-process research and development was expensed in April 1999 because the projects related to the acquired research and development (partially developed semiconductor product designs), had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. The Company believes that the anticipated time and costs to complete these products are not significant. However, there can be no assurance that these products will ever achieve commercial viability.

Factors considered in valuing in-process research and development included the stage of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the purchased in-process technology was determined by estimating the projected net cash flows arising from commercialization of the products over periods ranging from one to four years. These cash flows were then discounted to their net present value using a discount rate of 25 percent. The estimated stage of completion was applied to the net present value of future discounted cash flows to arrive at the $1.0 million charge for in-process research and development that was immediately written off to the statement of operations.

Due to the insignificance of Seattle Silicon's operations compared to ZiLOG's financial statements, it was not deemed appropriate to disclose pro forma results.


NOTE 4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents consist primarily of cash in bank accounts, commercial paper, money market accounts and short-term time deposits. The Notes Payable are 9 1/2% Senior Secured Notes which mature on February 27, 2005. The carrying amount on the balance sheet for cash and cash equivalents at December 31, 1999 and 1998 were $60,806,000 and $50,856,000, respectively, which approximates fair value, due to their short maturities. Based on market quoted values, the Notes had an estimated fair value of $255.5 million and $224.0 million at December 31, 1999 and 1998, respectively.

NOTE 5.  SPECIAL CHARGES

During the second quarter of 1999, ZiLOG incurred Special Charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999 (see Note 3). ZiLOG also recognized a $3.7 million charge for the write-down to estimated net realizable value of under-utilized test
equipment, which is being held for sale.   The carrying value of such
assets at December 31, 1999 is $900,000 and is recorded in other current assets on the consolidated balance sheet. The net realizable value of assets held for disposal was based on an independent appraisal.


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

Special charges for the years ended December 31, 1999 and 1998 are as follows (in thousands):



                                                   1999       1998
                                                ---------- ----------
Write-down of assets held for disposal .......     $3,677     $  --
Purchased in-process research and
   development ...............................      1,009        --

Recapitalization:
  Executive severance pay and new
    executive bonuses.........................        --      13,195
  Stock option buyout.........................        --       4,195
  Bridge loan fees............................        --       3,360
  Employee retention bonuses..................        --       9,511
  Consultants, other..........................        --       3,073

Restructuring of operations:
  Employee severance and termination
    benefits..................................        --       4,060
  Abandonment of equipment
     and leasehold improvements...............        --       1,226
                                                ---------- ----------
                                                   $4,686    $38,620
                                                ========== ==========


NOTE 6.  STOCK SPLITS

As discussed in Note 2, the Board declared a 4-for-1 stock split immediately after the consummation of the Merger. The Board also approved a 2-for-1 stock split which became effective in August 1998. Common Stock authorized shares increased from 35,000,000 shares to 70,000,000 shares and issued and outstanding increased from 15,049,368 to 30,098,736 shares (on a post split basis). Class A Non-Voting Common Stock authorized shares increased from 15,000,000 shares to 30,000,000 shares and issued and outstanding shares (on a post split basis) increased from 5,000,000 shares to 10,000,000 shares. Shares outstanding prior to the Merger have not been restated to reflect these stock splits, as they were either repurchased and cancelled, or exchanged for new common shares and cancelled as a result of the Merger.

NOTE 7.  CREDIT FACILITY

On December 30, 1998, ZiLOG executed an agreement with a financial institution (the "Lender") for up to $40 million in the form of a senior secured revolving and capital equipment credit facility (the "Facility"). The revolving line of credit for the Facility provides for borrowings of up to $25 million, subject to a borrowing base consisting of 80% of eligible accounts receivable and 40% of eligible inventories. The $15 million capital expenditure line is secured by eligible equipment financed. Borrowings, on the revolving line of credit under the Facility will bear interest at a rate per annum (at ZiLOG's option) equal to the London Inter-Bank Overnight Rate (LIBOR) plus 2%, or the Lender's published prime rate. Borrowings for the capital expenditure line under the Facility will bear interest at a rate per annum (at ZiLOG's option) equal to LIBOR plus 3% or the Lender's prime rate plus 1%. The term of the revolving credit facility is three years and the capital expenditure line is five years. There have been no borrowings under either credit facility. At December 31, 1999, the Company's total calculated availability under the Facility was $38.5 million.

NOTE 8.  NOTES PAYABLE

The Company has issued $280 million 9 1/2% Senior Secured Notes (the "Notes"), which mature on February 27, 2005. Interest is payable semi-annually on the first of March and September. Expenses associated with the offering of approximately $9.9 million were deferred and are being amortized to interest over the term of the Notes. The Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. There are no cross covenants between the Notes and the Facility.

NOTE 9.  RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($10,000 for calendar year 1999). The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the savings plan were approximately $727,000, $721,000, and $583,000 in 1999, 1998 and 1997, respectively. The discretionary contribution for 1997 was approximately $1,820,000. There were no discretionary contributions made for 1999 or 1998.

The Company's Philippines subsidiaries have a defined benefit pension plan that is consistent with local statutes and practices. These benefit plans had no material impact on the Company's financial statements for the periods presented.

NOTE 10.  STOCKHOLDERS' EQUITY (DEFICIENCY)

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

Pre-Merger stock plans: Prior to the Merger, the Company had a stock purchase plan (the "Purchase Plan") and a stock option plan (the "Old Option Plan") both of which were terminated upon completion of the Merger.
 The Purchase Plan had 600,000 shares authorized for eligible employees to purchase the Company's common stock through payroll deductions at a purchase price equal to 85% of the lower of the closing price of the Company's common stock on the first or last day of each six-month offer period. Shares issued under the Purchase Plan were 92,898 in 1997. The Company had reserved 3.5 million shares for granting restricted shares, stock units, stock options or stock appreciation rights under the Old Option Plan. In November 1996, the Company canceled and re-granted approximately 2.5 million stock options at a new exercise price equal to the share price of the Company's common stock on the re-grant date. Re-granted stock options continued to vest under the original vesting schedule, but were not exercisable for a period of one year from the re-grant. As a result of the Merger (Note 2) approximately 434,000 stock options were repurchased from optionees and all remaining options under the Old Option Plan were canceled.

New stock plans: In August 1998, the ZiLOG, Inc. Long-Term Stock Incentive Plan (the "Plan") and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the "Executive Plan"), jointly referred to as the "1998 Plans," were adopted by the Board. Under the 1998 Plans, the Company may grant eligible employees restricted shares, stock units and nonstatuatory and incentive stock options. Options under the 1998 Plans generally have a life of 10 years and vest at a rate of 25% on each of the first four anniversaries following the option grant date. The terms and conditions of each option or stock award under the 1998 Plans are determined by a committee of the Board and are set forth in agreements between the recipient employee and the Company. As of December 31, 1999, 4.35 million and 6.75 million shares have been reserved for issuance and 667,575 and 904,000 options have been granted under the Plan and the Executive Plan, respectively. An executive was awarded 400,000 shares at zero consideration during 1998. The Company recorded $1.0 million of compensation expense in connection with the award in 1998. The shares were issued 100,000 in 1998 and 300,000 in 1999.

A summary of the Company's activity for all stock option plans for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                       Shares                Weighted
                                      Available               Average
                                        for        Option    Exercise
                                        Grant    Outstanding   Price
                                     ----------- ----------- ---------
1994 Option Plan
--------------------------
Balance at January 1, 1997                  --    4,670,273    $20.67
Shares reserved....................   1,000,000        --        --
Options granted....................    (916,800)    916,800    $22.84
Options exercised..................         --     (112,868)   $12.89
Options canceled...................     (83,200)   (330,872)   $21.79
                                     ----------- -----------
Balance at December 31, 1997.......         --    5,143,333    $21.11
Shares reserved....................   1,000,000        --        --
Options exercised..................         --      (14,852)   $14.05
Options canceled or repurchased
 upon Merger.......................  (1,000,000) (5,128,481)   $21.13
                                     ----------- -----------
Balance at February 27, 1998.......         --         --
                                     =========== ===========

The 1998 Plans
--------------------------
Shares reserved....................   8,000,000        --          --
Options granted....................  (6,469,030)  6,469,030     $2.89
Shares granted.....................    (100,000)       --       $0.00
Options canceled...................     270,580    (270,580)    $2.50
                                     ----------- -----------
Balance at January 1, 1999.........   1,701,550   6,198,450     $2.90

Shares reserved....................   3,100,000        --          --
Options granted....................  (1,571,575)  1,571,575     $3.05
Shares granted.....................    (300,000)       --       $0.00
Options exercised..................        --      (127,050)    $2.50
Options canceled...................     371,974    (371,974)    $2.50
                                     ----------- -----------
Balance at December 31, 1999          3,301,949   7,271,001     $2.96
                                     =========== ===========



The following table summarizes information about stock options outstanding at December 31, 1999:

                            Options Outstanding        Options Exercisable
                     -------------------------------- ---------------------
                                 Weighted
                                  Average   Weighted              Weighted
                       Number    Remaining   Average    Number     Average
   Range of             Out-    Contractual Exercise     Exer-    Exercise
 Exercise Prices      standing     Life       Price     cisable     Price
-------------------- ---------- ----------- --------- ----------- ---------

 $2.50 -  $5.00      7,271,001   9.2 years     $2.96   2,014,281     $3.14
                     ==========             ========= =========== =========


The weighted average fair value of options granted in 1999, 1998 and 1997 were $1.13, $0.61, and $8.52 per share, respectively. Options that were exercisable as of December 31, 1999, 1998 and 1997, were 2,014,281, 500,000 and 2,800,621, respectively.

Pro forma stock based compensation: Pro forma information regarding net income is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee options granted subsequent to December 31,1994 under the fair value method of that statement. The fair value of the options granted under the 1998 Plans was estimated at the date of grant using the Minimum Value Method option pricing model using the following weighted average assumptions for 1999: risk free interest rate annual average of 6.7%, dividend yield of zero, and the weighted average of expected life of five years. The fair value for the options granted under the 1994 Option Plans prior to the 1998 Option Plans, was estimated at the date of grant utilizing the Black Scholes option-pricing model with a multiple option approach. The following weighted-average assumptions for 1997 were used: risk free interest rate (annual average) of 6.1%, dividend yield of zero, volatility factor of the expected market price of the Company's Common Stock of 47%, and a weighted-average expected option life of 4.5 years.

To comply with the pro forma reporting requirements of FAS No. 123 for stock awards granted under the Purchase Plan, compensation cost is estimated for the fair value of the employees' purchase rights using the Black Scholes method with the following assumptions for those rights granted in 1997; dividend yield of 0.0%; an expected life ranging up to .5 years; expected volatility factor of 48%; and a risk free interest rate of
 6.0%. The weighted average fair value of those purchase rights granted in March 1997 was $5.93. The Purchase Plan was terminated upon completion of the Merger.

For purposes of pro forma disclosure, the expense amortization of the options' fair value is allocated over the options' four-year vesting period. Future pro forma net income (loss) results may be materially
different from actual amounts reported.   The pro forma net income (loss)
amounts for the year ended December 31, 1999, 1998 and 1997 were $(38,958,000), $(88,144,000), $2,012,000, respectively.


NOTE 11.  INCOME TAXES

The provision (benefit) for income taxes is as follows (in thousands):





                                                Year Ended December 31,
                                           ------------------------------
                                             1999       1998      1997
                                           ---------  --------- ---------
Federal:
  Current..................................   $  --    ($8,252)   $3,036
  Deferred.................................      --     (6,364)   (1,949)
                                           ---------  --------- ---------
                                                 --    (14,616)    1,087
State:
  Current..................................     197        293       565
  Deferred.................................      --     (1,499)       55
                                           ---------  --------- ---------
                                                197     (1,206)      620
Foreign:
  Current..................................     807        861     1,593
  Deferred.................................      --        713      (335)
                                           ---------  --------- ---------
                                                807      1,574     1,258
                                           ---------  --------- ---------
  Provision (benefit) for income taxes.....  $1,004   ($14,248)   $2,965
                                           =========  ========= =========


The tax benefit associated with the exercise of stock options reduced taxes currently payable as shown above $397,000 in 1997. Such benefit was credited to additional paid-in-capital when realized.

Pretax income from foreign operations was $1,379,000, $658,000 and $5,309,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Unremited foreign earnings that are considered to be permanently invested outside the U.S. and on which no deferred income taxes have been provided amounted to approximately $6,700,000 at December 31, 1999. If such amounts were remitted, the residual U.S. tax liability (net of foreign tax credits), would be approximately $750,000.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The source and tax effects of the differences are as follows (in thousands):

                                                Year Ended December 31,
                                           ------------------------------
                                             1999       1998      1997
                                           ---------  --------- ---------
Computed expected provision (benefit)......($12,910)  ($35,622)   $5,189
State tax, net of federal benefit..........     197       (784)      403
Tax exempt interest income.................      --        (13)     (721)
Foreign rates greater than (less than)
  the federal rate.........................     593      1,327      (838)
Research and development credits...........      --         --      (921)
Losses for which no current year benefit
  is recognized............................  12,630     17,451       --
Other......................................     494      3,393      (147)
                                           ---------  --------- ---------
                                             $1,004   ($14,248)   $2,965
                                           =========  ========= =========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                           December 31,
                                                      -------------------
                                                        1999      1998
                                                      --------- ---------
Deferred tax liabilities:
  Tax over book depreciation..........................($17,606) ($17,606)

Deferred tax assets:
  Net operating losses................................  33,482    24,274
  Accruals not currently deductible...................   6,803     5,845
  Inventory valuation adjustments and reserves........   2,700     3,398
  Tax credits.........................................   2,340     1,065
  Other...............................................     830       475
                                                      --------- ---------
                                                        46,155    35,057

  Valuation allowance................................  (28,549)  (17,451)

                                                      --------- ---------
  Net deferred tax liabilities........................   $  --     $  --
                                                      ========= =========

Approximately $1,150,000 of the valuation allowance is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1999 has been established to reflect these uncertainties. The valuation allowance was established in 1998 in the amount of $17,451,000 and increased by approximately $11,098,000 during the fiscal year ended December 31, 1999.

As of December 31, 1999, the Company had federal and California net operating loss carryforwards of approximately $92,000,000 and $15,000,000, respectively, which will expire beginning in years 2003 through 2019, if not utilized. As of December 31, 1999, the Company also had federal tax credit carryforwards of approximately $2,340,000, which will expire at various dates beginning in 2003 through 2013, if not utilized.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards and tax credit carryforwards before full utilization.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under noncancelable operating leases, which expire in 2000 through 2005. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. During 1999, the Company entered into a capital lease agreement with a bargain purchase option to acquire the assets at the end of the lease term.

Minimum future lease payments under these noncancelable leases at December 31, 1999 are as follows (in thousands):


                                         Capitalized Operating
                                            Leases     Leases
                                           ---------  ---------
  2000.....................................    $800     $5,775
  2001.....................................     879      5,297
  2002.....................................      --      5,195
  2003.....................................      --      4,862
  2004.....................................      --        903
  Thereafter...............................      --         --
                                           ---------  ---------
  Total minimum lease payments.............   1,679    $22,032
  Less amount representing interest........     148   =========
                                           ---------
  Present value of minimum lease payments..  $1,531
                                           =========


Total operating lease expense, including month-to-month rentals, was $6,609,000, $5,442,000 and $2,875,000 for the years ended December 31,
1999, 1998 and 1997, respectively.

The Company has been named as a defendant in a purported class action lawsuit which was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit of Appeals. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.


The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at ZiLOG's manufacturing plant in Nampa, Idaho in
1993 and 1994.   The  insurers  seek  a  declaration   that  insurance
coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf. A total of approximately six million, three hundred thousand dollars ($6,300,000) plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication.
 All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment.
 The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. The insurers have renewed their motion for summary adjudication. The Company is opposing that motion. No trial date has been set. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

Two parties have notified ZiLOG that it may be infringing certain patents and othe,r intellectual property rights. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license.
 Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously. The Company believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

NOTE 13.  RELATED PARTY TRANSACTIONS

On September 10, 1998, Newbridge Asia signed an agreement to acquire 100 percent of P.T. Astra Microtronics Technology ("AMT"). Texas Pacific Group ("TPG") and Richard C. Blum & Associates jointly established Newbridge Asia in 1994. Affiliates of TPG owned approximately 89% of ZiLOG's outstanding common stock at December 31, 1999. ZiLOG purchased semiconductor assembly and test services from AMT totaling approximately $23.1 million, $7.1 million, and $8.1 million for the years ended December
31 1999, 1998 and 1997, respectively.   ZiLOG had payables to AMT of
approximately $3,816,000 and $469,000 at December 31, 1999 and 1998,
respectively.  Payment terms between ZiLOG and AMT are net 30 days.


NOTE 14. SEGMENT REPORTING

Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosures about Segment of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

ZiLOG is organized in three business units: Communications, Integrated Controls and Home Entertainment. Consistent with the rules of FAS No. 131, the Company has aggregated these three business units into two reportable segments. Integrated Controls was combined with Home Entertainment ("IC/HE") as these business units both have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. The Communications business unit is generally more profitable than the Company's other business units and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices.

ZiLOG's Chief Executive Officer has been identified as the chief operating decision maker ("CODM") for FAS No.131 purposes as he assesses the performance of the business units and decides how to allocate resources to the business units. EBITDA, which is defined as earnings from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation and special charges, is the measure of profit and loss that the CODM uses to assess performance and make decisions. ZiLOG's sales and corporate marketing, manufacturing, central technology, finance and administration groups are shared resources and therefore allocated to operating segments included in the results below. Interest income, interest expense and net other are considered to be corporate items.

ZiLOG's business units do not sell to each other, and accordingly, there are no inter-segment sales. ZiLOG's CODM does not review total assets by operating segment and such data are not presented below since these items are shared resources of the Company and not separated, therefore no breakout by segment exists. The accounting policies for reporting segments are the same as for the Company as a whole. Subsequent to the Merger in 1998 the Company hired new management who defined the Company's current internal reporting structure that included budgeting and evaluating business unit's financial performance by the CODM commencing in 1999. During 1998 and 1997 the Company was managed and reported operating results at the enterprise level and comparable segment financial data is not available.

Information regarding reportable segments for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                                                         Total
                                        Communica-           Corporate  Consol-
                                          tions      IC/HE   and Other  idated
                                       ---------  --------- --------- ---------
    1999
   ------
Net Sales............................   $89,399   $155,739    $   --  $245,138
EBITDA...............................    35,663     10,228       664    46,555
Depreciation and amortization........   (10,614)   (41,754)       --   (52,368)
Special charges......................        --         --    (4,686)   (4,686)
Interest income......................        --         --     2,567     2,567
Interest expense.....................        --         --   (28,954)  (28,954)
Loss before tax......................        --         --        --   (36,886)

    1998
   ------
Net sales............................   $68,913   $135,825    $   --  $204,738

    1997
   ------
Net sales............................  $112,412   $148,685    $   --  $261,097


Net sales are attributable to the ship-to location of ZiLOG's customers as presented in the following table (in thousands):


                                               Year Ended December 31,
                                           ------------------------------
                                             1999       1998      1997
                                           ---------  --------- ---------
United States............................   $93,361    $79,190  $106,858
China (including Hong Kong)..............    40,669     35,569    34,235
Korea....................................    22,417     16,433    20,697
Thailand.................................    15,759     11,064    14,128
Taiwain R.O.C............................    13,177     10,453    15,399
Germany                                       9,822      8,624     9,499
Other Foreign Countries..................    49,933     43,405    60,281
                                           ---------  --------- ---------
                                           $245,138   $204,738  $261,097
                                           =========  ========= =========


The following table shows the location of long-lived assets (in thousands):


                                                           December 31,
                                                      -------------------
                                                        1999      1998
                                                      --------- ---------
United States (including corporate assets)............$135,542  $169,140
Philippines...........................................  13,804    21,766
Other.................................................   1,990       405
                                                      --------- ---------
          Total assets................................$151,336  $191,311
                                                      ========= =========



Major customers: During the years ended December 31, 1999 and 1998, one distributor, Arrow Electronics, Inc., who buys from both segments, accounted for approximately 12.6% and 10.5% of net sales, respectively. In 1997, no single customer accounted for more than 10% of net sales.


NOTE 15.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions. Almost all of the Company's trade accounts receivable are derived from sales to electronics distributors and original equipment manufacturers in the areas of computers and peripherals, consumer electronics, appliances and building controls. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

NOTE 16.  QUARTERLY RESULTS (UNAUDITED)

The following table presents unaudited quarterly results (in thousands) for the eight quarters of 1999 and 1998. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements. The Company's year-end is December 31 with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent period.



                       Quarterly Information (Unaudited)

                                       Dec. 31,   Oct. 3,   July 4,  April 4,   Dec. 31,   Oct.4,    Jul. 5,   Apr. 5,
                                         1999      1999      1999      1999       1998      1998      1998      1998
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Sales.................................  $65,362   $64,528   $61,039   $54,209    $54,101   $52,530   $48,568   $49,539
Cost of sales.........................   39,076    39,488    41,794    38,410     39,604    42,070    40,874    40,767
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
  Gross margin........................   26,286    25,040    19,245    15,799     14,497    10,460     7,694     8,772
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Costs and expenses:
  Research and development............    8,780     8,476     8,258     7,263      6,691     7,135     6,916     8,104
  Selling, general and administrative.   15,192    14,786    14,598    14,506     13,809    13,656    12,911    13,941
  Special charges.....................       --        --     4,686        --      5,805     7,128    12,383    13,304
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
                                         23,972    23,262    27,542    21,769     26,305    27,919    32,210    35,349
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Operating income (loss)...............    2,314     1,778    (8,297)   (5,970)   (11,808)  (17,459)  (24,516)  (26,577)

Other income (expense):
  Interest, net.......................   (6,473)   (6,644)   (6,651)   (6,619)    (5,950)   (6,560)   (6,291)   (1,819)
  Other, net..........................     (276)      180      (143)      (85)      (596)       51      (163)      (88)
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Loss before income taxes..............   (4,435)   (4,686)  (15,091)  (12,674)   (18,354)  (23,968)  (30,970)  (28,484)
Provision (benefit) for income taxes..      254       250       250       250     (1,232)   (2,314)   (2,157)   (8,545)
                                       --------- --------- --------- ---------  --------- --------- --------- ---------
Net loss..............................  ($4,689)  ($4,936) ($15,341) ($12,924)  ($17,122) ($21,654) ($28,813) ($19,939)
                                       ========= ========= ========= =========  ========= ========= ========= =========



NOTE 17.  SUBSEQUENT EVENT (UNAUDITED)

On March 22, 2000 ZiLOG acquired approximately 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million pursuant to a Purchase and Sale Agreement. ZiLOG intends to account for its investment in Qualcore common stock using the equity method.

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



         Name            Age                      Position
----------------------- ----- -------------------------------------------------
Curtis J. Crawford ....   52  Chairman, President and Chief Executive Officer;
                              Director

William S. Price III ..   43  Director

David M. Stanton ......   37  Director

Murray A. Goldman .....   62  Director

Richard S. Friedland ..   49  Director

Lionel N. Sterling.....   62  Director

Alice Baluni ..........   54  Senior Vice President, Reliability and Quality
                              Assurance

Michael J. Bradshaw ...   50  Senior Vice President, Worldwide Operations

Michael D. Burger .....   41  Senior Vice President, Worldwide Sales

Gerald J. Corvino ......  52  Senior Vice President and Chief Information
                              Officer

Robert G. Couch .......   48  Senior Vice President and Corporate Communications
                              Officer

Aydin Koc .............   48  Senior Vice President and General Manager,
                              Home Entertainment

Didier J. LeLanic .....   41  Senior Vice President and General Manager,
                              Communications Business Unit

Steven C. Mizell ......   40  Senior Vice President, Chief Human Resources
                              Officer

Richard L. Moore ......   65  Senior Vice President and Chief Technology Officer

Garry Patten              38  Senior Vice President and Chief Financial Officer

Richard R. Pickard ...    46  Senior Vice President, General Counsel and
                              Secretary

Edward P. Ponganis ....   49  Vice President and Assistant to the President

Shlomo Waser ..........   55  Senior Vice President and General Manager,
                              Integrated Controls Business Unit

W. Norman Wu ..........   47  Senior Vice President and Chief Strategy Officer



Curtis J. Crawford became President, Chief Executive Officer and a director of the Company upon consummation of the Merger. In May 1999, Mr. Crawford was named Chairman of the Board of Directors of ZiLOG, Inc. From 1997 to 1998, Mr. Crawford was Group President of the Microelectronics Group and President of the Intellectual Property division of Lucent Technologies (a successor to certain AT&T businesses). From 1995 to 1997, he was the President of the Microelectronics Group. From 1993 to 1995, prior to the formation of Lucent Technologies, Mr. Crawford was President of AT&T Microelectronics, a business unit of AT&T Corporation. From 1991 to 1993, he held the position of Vice President and Co-Chief Executive Officer of AT&T Microelectronics. From 1988 to 1991, he held the position of Vice President, Sales, Service and Support for AT&T Computer Systems. Prior thereto, he served in various sales, marketing and executive management positions at various divisions of IBM. Mr. Crawford holds a Bachelor of Arts degree in Business Administration and Computer Sciences and a Master of Arts degree in Marketing from Governors State University.
 In addition, he received a Master of Business Administration from the Charles H. Kellstadt Graduate School of Business at DePaul University.
Mr. Crawford received his Doctorate of Philosophy in Organization and Management from the Graduate School of Capella University in July of 1999.
 He currently serves as Chairman of the Board of Directors of ON Semiconductor and as a member of the Board of Directors of E. I. DuPont and ITT Industries, Inc. Additionally, he serves as a member of the Board of Trustees of DePaul University. Mr. Crawford previously served as Chairman of the Board of Directors of the i-STAT Corporation and as a member of the Board of Directors of Lyondell Petrochemical Company, The Sisters of Mercy Hospital Corporation and the Semiconductor Industry Association.

William S. Price III became a director of the Company upon consummation of the Merger. Mr. Price was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for GE Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a graduate of Stanford University and received a Juris Doctorate degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price is Chairman of the Board of Favorite Brands International, Inc. and Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Boards of Directors of Continental Airlines, Inc., Del Monte Foods, Denbury Resources, Inc., Vivra Specialty Partners, Inc., Landis & Gyr, Belden & Blake Corporation, Punch Taverns, Aerfi, and American Center for Wine, Food and Arts.

David M. Stanton became a director of the Company upon consummation of the Merger. He is currently a founder of Francisco Partners, a technology leveraged buyout firm. Mr. Stanton was a partner of Texas Pacific Group from 1994 until August 1999. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton received a Bachelor of Science degree in Chemical Engineering from Stanford University and a Master of Business Administration from the Stanford Graduate School of Business.
Mr. Stanton serves on the Boards of Directors of Belden & Blake Corporation, Denbury Resources, Inc., GlobeSpan Semiconductor, Inc., ON Semiconductor, Paradyne Networks, Inc., GT Com and MVX.com.

Murray A. Goldman joined the Board of Directors in August 1998. He was employed at Motorola beginning in 1969 after six years at Bell Telephone Laboratories. Dr. Goldman assumed operational responsibility for the Motorola microprocessor business in 1976. He retired from Motorola in 1997 as Executive Vice President and Assistant General Manager of the semiconductor products sector. Dr. Goldman serves as Chairman of the Board of Transmeta Corporation, and is a board member of Wafer Scale Integration, Interactive Silicon and Huston Tillison College. He was awarded masters and doctorate degrees from New York University after receiving his bachelor's degree in electrical engineering from the University of Pittsburgh.

Richard S. Friedland joined the Board of Directors in August 1998.   He
was previously associated with General Instrument Corporation. During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Friedland currently serves on the boards of Tech-Sym Corporation, Applied Digital Solutions, Inc. and Video Network Communications, Inc., as well as several development stage companies. He holds a Bachelor of Science degree in Accounting from Ohio State University and a Master of Business Administration degree from Seton Hall University.

Lionel N. Sterling was appointed to the Board of Directors in January 2000. Mr. Sterling is President of Equity Resources, Inc., a private
investment firm.   He was co-founder and managing partner of
Whitehead/Sterling, also a private investment firm, from 1988 through 1992. Previously, Mr. Sterling served as Chairman of the Board of Rayovac Corporation and was Sector Executive and Chief Financial Officer at American Can Company. Mr. Sterling is currently a member of the Board of Directors of i-Stat Corporation and Specialty Chemical Resources, Inc., as well as a member of private corporations and philanthropic organizations.
 He received his MBA from New York University after receiving his bachelor's degree in economics from Brooklyn College.

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

Gary Patten was appointed Senior Vice President and Chief Financial Officer in November 1999. Prior to his joining ZiLOG, Mr. Patten was Executive Vice President and Chief Financial Officer at Rockshox Inc. from 1998 to 1999 when he joined ZiLOG. Prior to his time at Rockshox, Mr. Patten served as Chief Financial Officer for Powermate, a subsidiary of The Coleman Company from 1997 to mid 1998. Mr. Patten joined the Coleman Company in 1996 as Director, Corporate Financial Planning and Analysis. Earlier, Mr. Patten was Manager of Business Analysis and Financial Planning for Lexmark International from 1994 to 1996.

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

Shlomo Waser joined ZiLOG in February, 1999 as Senior Vice President and General Manager of the Integrated Controls Business Unit. Prior to his joining ZiLOG, Mr. Waser was employed by Phillips Semiconductors from 1988 to January 1999. In his last position at Phillips Semiconductors, Mr. Waser served as Vice President and General Manager of the Microcontrollers business line. Prior to working at Phillips, Mr. Waser held positions at Advanced Micro Devices and Monolithic Memories.

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

Based solely on the Company's review of the copies of forms furnished to it and written representations from the executive officers, directors and 10% stockholders, the Company believes all necessary filings were made under Section 16(a) during 1999.
 .
ITEM 11.        EXECUTIVE COMPENSATION

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company entered into an employment agreement with Mr. Crawford, which provided that, for a period of five years commencing on the date the Merger is consummated, Mr. Crawford will serve as President and CEO of the Company and as a member of its Board of Directors. Mr. Crawford was elected Chairman of the Board of Directors on May 28, 1999. The employment agreement provides for an annual base salary of at least $800,000, and provides an annual target bonus of at least $600,000 provided the Company achieves certain performance objectives to be determined each year. With respect to calendar year 1998, Mr. Crawford received a base salary of $800,000 and a performance bonus of $700,000. For 1999, Mr. Crawford received a base salary of $840,000 and earned a performance bonus of $1,380,000.

Upon commencement of employment with the Company, Mr. Crawford received a $1.0 million sign-on bonus and the Company established a deferred compensation account of $8.0 million, which will earn interest of 8% per annum, compounded annually. The $8.0 million plus earnings will be paid to Mr. Crawford on January 2, 2002 or earlier, if Mr. Crawford elects, upon the occurrence of (i) a change in control of the Company (as defined in the employment agreement), (ii) a public offering (as defined in the employment agreement) of any class of stock of the Company or (iii) the termination of Mr. Crawford's employment with the Company.

The Company issued Mr. Crawford 100,000 shares of Common Stock on May 1, 1998 and 300,000 shares on May 1, 1999. In addition, the employment agreement provides that the Company will grant Mr. Crawford the option to purchase 1,000,000 shares of Common Stock at an exercise price of $2.50 per share (the "$2.50 Option") and 1,000,000 shares of Common Stock at an exercise price of $5.00 per share (the "$5 Option"). The $2.50 Option and the $5 Option will each become exercisable as follows: (i) 125,000 shares on the date the Merger was consummated, (ii) 125,000 shares on December 31, 1998 and (iii) 62,500 shares at the end of each calendar quarter in each of calendar years 1999, 2000 and 2001. The options will also become immediately exercisable in full upon the occurrence of any of the following events: (i) change in control of the Company, (ii) a public offering or (iii) the termination of Mr. Crawford's employment by the Company without cause (as defined in the employment agreement), by Mr. Crawford for good reason (as defined in the employment agreement) or on account of Mr. Crawford's death or permanent disability. Mr. Crawford has the right to require the Company to register his shares of Common Stock acquired pursuant to such option on May 1, 2001, or, at the Company's option in lieu of registering such shares, to purchase such shares from Mr. Crawford at an appraised fair market value on such date.

Pursuant to the employment agreements between ZiLOG and each of Michael J. Bradshaw, Michael D. Burger, Gerald J. Corvino, Robert G. Couch, Aydin Koc, Didier J. LeLannic, , Steven C. Mizell, Richard L. Moore, Gary Patten, Richard R. Pickard, Shlomo Waser, W. Norman Wu, if any of such executive officers terminates employment with ZiLOG either voluntarily for Good Reason (as defined in each respective employment agreement) or involuntarily for reasons other than for Cause or Detrimental Activity (as defined in each respective employment agreement): (i) the executive officer will be entitled to receive the following payments in a cash lump sum: (A) the then current base salary for the period remaining under the employment agreement, (B) payouts under ZiLOG's Employee Performance Incentive Plan or the Executive Reward Program (Annual Incentive) Element for awards granted prior to the effective date of termination of employment, and (C) payouts under ZiLOG's Executive Bonus Plan or the Executive Award Program - Long Term (Executive Incentive) Element for awards granted prior to the effective date of termination of employment;
(ii) the executive officer's unvested stock options outstanding as of the date of such termination will continue to vest for the period of time remaining under the employment agreement; and (iii) the executive officer will be entitled to continue participation in group insurance plans, including basic and supplemental life insurance and disability insurance and health insurance and the flexible spending plan for the health insurance and dependent care coverage, maintained by ZiLOG through the expiration of the term of the employment agreement See "Business-The Merger."

The employment agreements for each of Messrs. Bradshaw, Burger, Corvino, Couch, LeLannic, Koc, Mizell, Moore, Patten, Pickard, Waser and Wu provide for: (i) awards and payouts under ZiLOG's Employee Performance Incentive Plan, Executive Bonus Plan and Executive Reward Program (Annual Incentive and Long Term Executive Incentive) Elements for the year in which the termination of employment occurs and (ii) excise tax restoration bonuses to the extent any of such individuals are subject to any excise tax imposed by Section 4999 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The amount of payouts will be calculated in accordance with the respective terms of the Employee Performance Incentive Plan, Executive Bonus Plan and Executive Reward Program (Annual Incentive and Long Term Executive Incentive) Elements as if such individual's termination date was the last day of ZiLOG's fiscal year and based on ZiLOG's financial performance for the portion of the fiscal year that ends on the last day of the month prior to the termination date.

Compensation of Directors

Each outside director receives an option grant of 15,000 effective as of the date of their commencement as a member of the Board of Directors. On each outside director's anniversary date of the commencement of their term as a member of the Board, they shall receive an annual stock option grant of 2,000 shares. Each outside director also receives $1,000 per meeting of the Board or any committee of the Board whether the outside director appears in person or by telephone and reimbursement of expenses incurred to attend such meeting of the Board or committee meeting. This compensation is not paid pursuant to consulting contracts. The Company's other directors currently do not receive any compensation for service on the Board of Directors. There are no family relationships between any directors or executive officers of the Company.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

In 1999, the compensation committee was comprised of William S. Price III, Chairman, Richard S. Friedland and Murray A. Goldman. There were no Compensation Committee Interlocks as that term is defined under Item 402
(j) of Regulation S-K as promulgated under the Securities Exchange Act of 1934, as amended, among the committee members. Mr. Crawford as the Chairman, Chief Executive Officer and President and Mr. Mizell as the Senior Vice President of Human Resources provide staff to support this committee. Neither Mr. Crawford nor Mr. Mizell participates in the deliberations concerning their own respective compensation.


SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for services rendered to the Company in all capacities during the years ended December 31, 1999, 1998 and 1997 by (i) the Company's chief executive officer and (ii) the four other most highly compensated executive officers other than the chief executive officer who were serving as executive officers as of December 31, 1999, (collectively, the "Named Executive Officers").



                                           Annual Compensation            Long-Term Compensation
                                    ---------------------------------    -----------------------
                                                             Other                    Securities    All
                                                             Annual      Restricted   Underlying   Other
         Name and                                          Compensa-       Stock       Options/  Compensa-
    Principal Position       Year   Salary($)  Bonus($)(1)  tion($)      Awards ($)     SAR(#)   tion($)(2)
-------------------------- -------- ---------- ----------- ----------    ---------    ---------- ----------
C.J. Crawford                1999    $839,231  $1,380,000    $47,026 (3)  750,000 (4)      --       $2,400
Chairman, President and CEO  1998     794,871   1,700,000    422,093 (3)  250,000 (4) 2,000,000      2,400
                             1997         --         --         --            --           --          --

Didier J. LeLannic           1999     226,962     252,000       --            --           --        2,400
Senior Vice President and    1998      53,558      18,000       --            --        180,000        --
General Manager              1997        --         --          --            --           --          --

M.J. Bradshaw                1999     243,098     234,000       --            --           --        2,400
Senior Vice President,       1998     244,331      81,000       --            --        120,000      2,400
Worldwide Operations         1997     220,823      44,000       --            --         20,350     17,538

Gerald J. Corvino            1999     232,944     220,000        734          --           --        2,400
Senior Vice President,       1998     179,808      99,000       --            --        150,000      1,363
Chief Information Officer    1997        --         --          --            --           --         --

W. Norman Wu                 1999     232,454     230,000       --            --           --        2,400
Senior Vice President,       1998     136,154      90,000       --            --        180,000      1,558
Chief Strategy Officer       1997        --         --          --            --           --         --



(1) For each named executive in the table above, one-half of the amount indicated is a long-term bonus earned in 1999 of which 50% of that amount will be paid in February 2001 and 50% paid in February 2002.
Such long-term bonuses require that the executive be employed by ZiLOG, Inc. at the time of distribution.
(2) Amounts represent the Company's matching and discretionary contributions to the ZiLOG, Inc. Tax-Deferred 401(k) Investment Plan and the Company's contribution to the Non-Qualified Deferred
Compensation Plan.
(3) Represents the amount paid for relocation expenses in 1999 of $391,394 and $30,699 for other payroll gross-ups for Mr. Crawford incurred in 1998.
(4) Reflects 300,000 shares of ZiLOG, Inc. Common Stock issued to Mr. Crawford in 1999; in 1998, 100,000 shares of ZiLOG's Common Stock were issued.



No options were granted to any of the named Executive Officers in 1999.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
OPTION VALUES AT DECEMBER 31, 1999

The following table provides information with respect to the aggregate option exercises and fiscal year-end option values for each of the Company's Named Executive Officers for the year ended December 31, 1999. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of the Common Stock on December 31, 1999, as determined by the Board of Directors ($4.00 per share).



            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   OPTION VALUES AT DECEMBER 31, 1999

                                                  Number of
                                                  Securities          Value of
                                                  Underlying        Unexercised
                                                 Unexercised        In-the Money
                                                 Options/SARs       Options/SARs
                                                  At Fiscal           at Fiscal
                                                 Year-End (#)       Year-End($)
                        Shares      Value    -------------------- ----------------
                     Acquired on   Realized      Exercisable/       Exercisable/
        Name         Exercise (#)    ($)        Unexercisable      Unexercisable
-------------------- ------------ ---------- -------------------- ----------------
Curtis J. Crawford          --       $  --   1,000,000 /1,000,000 750,000 / 750,000
Didier J. LeLannic          --          --     45,000 / 135,000   67,500 / 202,500
Michael J. Bradshaw         --          --     30,000 / 90,000    45,000 / 135,000
Gerald J. Corvino           --          --     37,500 / 112,500   56,250 / 168,750
W. Norman Wu                --          --     45,000 / 135,000   67,500 / 202,500




Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of ZiLOG, Inc. common and preferred stock as of March 1, 2000, by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of ZiLOG, Inc. common or preferred stock, (ii) each of the directors of ZiLOG, Inc., (iii) each of the Named Executive Officers, and (iv) all current executive officers and directors of ZiLOG, Inc. as a group.


                            Series A                          Class A Non-voting
                         Preferred Stock    Common Stock         Common Stock
                       ----------------- ------------------- -------------------
                        Amount             Amount              Amount
                          and                and                 and
                       Nature of          Nature of           Nature of
                        Benefi-            Benefi-             Benefi-
                         cial    Percent    cial     Percent    cial     Percent
   Name and Address     Owner-     of      Owner-      of      Owner-      of
 of Beneficial Owner    ship(1)   Class    ship(1)    Class    ship(1)    Class
---------------------- --------- ------- ----------- ------- ----------- -------
TPG Partners II, L.P.   242,343    96.9% 26,172,770    84.3%  9,693,620    96.9%
201 Main Street
Suite 2420
Fort Worth, TX 76102(2)

Curtis J. Crawford (3)    2,127     *     1,754,786     5.7      85,106     *

Didier J. LeLannic (4)      --      --       45,000     *          --       --

Michael J. Bradshaw (5)     --      --      141,840     *          --       --

Gerald J. Corvino (6)       --      --       37,500     *          --       --

W. Norman Wu (7)            --      --       45,000     *          --       --

William S. Price, III       --      --         --       --         --       --

David M. Stanton            --      --         --       --         --       --

Murray A. Goldman           --      --       53,750     *          --       --

Richard S. Friedland        --      --       28,750     *          --       --

Lionel N. Sterling          --      --      100,000     *          --       --

All current executive     2,127     *     2,516,914     8.1      85,106     *
officers and
directors, as a group
(20 persons)


 *  Less than one percent.

----------------------------------


(1) Unless otherwise indicated, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Mr. Price serves as a director for the Company and also is a partner of TPG Partners II, L.P., and disclaims beneficial ownership of such securities except to the extent of his respective pecuniary interests therein.
(3) Includes 1,000,000 shares which Mr. Crawford has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(4) Includes 45,000 shares, which Mr. LeLannic has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(5) Includes 30,000 shares, which Mr. Bradshaw has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(6) Includes 37,500 shares, which Mr. Corvino has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(7) Includes 45,000 shares, which Mr. Wu has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(8) Includes 3,750 shares, which Dr. Goldman has the right to acquire within 60 days of March 1, 2000 through the exercise of options.
(9) Includes 3,750 shares, which Mr. Friedland has the right to acquire within 60 days of March 1, 2000 through the exercise of options.



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

On September 10, 1998, Newbridge Asia signed an agreement to acquire 100 percent of P.T. Astra Microtronics Technology ("AMT"). Texas Pacific Group ("TPG") and Richard C. Blum & Associates jointly established Newbridge Asia in 1994. Affiliates of TPG owned approximately 89% of ZiLOG's outstanding common stock at December 31, 1999. ZiLOG purchased semiconductor assembly and test services from AMT totaling approximately $23.1 million, $7.1 million, and $8.1 million for the years ended December
31 1999, 1998 and 1997, respectively.   ZiLOG had payables to AMT of
approximately $3,816,000 and $469,000 at December 31, 1999 and 1998,
respectively.  Payment terms between ZiLOG and AMT are net 30 days.

During 1999, the Company made an interest-free loan in the amount of $65,000 to Mr. Michael D. Burger, Senior Vice President, Worldwide Sales.
 This indebtedness was repaid in February 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements and Supplementary Data:

   Report of Ernst & Young LLP, Independent Auditors                   pg. 27

   Consolidated Balance Sheets as of December 31, 1999 and 1998        pg. 28

   Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997                             pg. 29

   Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                             pg. 30

    Consolidated Statements of Shareholders' Equity (Deficiency)
           for the Years Ended December 31, 1999, 1998 and 1997        pg. 31

    Notes to Consolidated Financial Statements                         pg. 32

2.  Financial Statement Schedules

    The Financial Statement Schedule listed below is filed as part of this Report:

                                                                Form 10-K
                                                                  Page

       Schedule II   Valuation and Qualifying Accounts            II-1


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 1999.

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


ZiLOG, INC.

By:    /s/ CURTIS J. CRAWFORD                          March 29, 2000
    ------------------------------------
        (Curtis J. Crawford)
(Chairman, President, Chief Executive Officer and Director)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date
--------------------------  ----------------------------------  --------------
/s/ CURTIS J. CRAWFORD      Chairman, President and Chief       March 29, 2000
--------------------------  Executive Officer and Director
 (Curtis J. Crawford)


/s/ GARRY PATTEN            Senior Vice President, Chief        March 29, 2000
--------------------------  Financial Officer
  (Gary Patten)


/s/ RICHARD S. FRIEDLAND    Director                            March 29, 2000
--------------------------
  (Richard S. Friedland)


/s/ MURRAY A GOLDMAN        Director                            March 29, 2000
--------------------------
 (Murray A. Goldman)


/s/ WILLIAM S. PRICE, III    Director                            March 29, 2000
--------------------------
  (William S. Price)


 /s/ DAVID M. STANTON       Director                            March 29, 2000
--------------------------
  (David M. Stanton)


 /s/ LIONEL N. STERLING     Director                            March 29, 2000
--------------------------
  (Lionel.N. Sterling)



                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------   -------------------------------------------------------------
2.1(a)    Agreement and Plan of Merger, dated as of July 20, 1997, between
          TPG Partners II, L.P. and ZiLOG Inc.  (the Recapitalization
          Agreement).
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any Schedule to the
          Recapitalization Agreement.

2.2(a) Amendment Number One to the Recapitalization Agreement, dated as of November 18, 1997, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

2.3(a) Amendment Number Two to the Recapitalization Agreement, dated as of December 10, 1997, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

2.4(a) Amendment Number Three to the Recapitalization Agreement, dated as of January 26, 1998, by and between TPG Partners II, L.P., TPG
          Zeus Acquisition Corporation and ZiLOG, Inc.

3.1(a)    Certificate of Incorporation of ZiLOG, Inc.

3.2(a)    Certificate of Merger of TPG Zeus Acquisition Corporation into
          ZiLOG, Inc filed with the Delaware Secretary of State on February
          27, 1998.

3.3(a)    Bylaws of ZiLOG, Inc.

3.4(a) Certificate of Designation of Series A Cumulative Preferred Stock of ZiLOG, Inc.

3.5(b)    Certificate of Amendment of Certificate of Incorporation of ZiLOG,
          Inc.

4.1(a) Stockholders Voting Agreement, dated as of July 20 1997, by and among TPG Partners II, L.P., on the one hand, and Warburg, Pincus
          Capital Company, L.P. and Warburg, Pincus & Co., on the other hand.

4.2(a) Stockholders' Agreement dated as of February 27, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P.,
          TPG Parallel II, L.P. and certain other stockholders of ZiLOG, Inc.

4.3(a)    Letter Agreement, dated as of November 18, 1997, by and among TPG
          Partners II, L.P., Warburg, Pincus Capital Company, L.P. and
          Warburg, Pincus & Co., and ZiLOG, Inc.

4.4(a)    Form of 9 1/2% Senior Secured Notes due 2005 of ZiLOG, Inc.

4.5(a) Indenture, dated as of February 27, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company and State Street Bank and
          Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Indenture.

4.6(a) Purchase Agreement dated as of February 23, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company, Goldman, Sachs &
          Co., BancBoston Securities Inc. and Citicorp Securities, Inc.

4.7(a) Registration Rights Agreement, dated as of February 27, 1998, by and among ZiLOG, Inc., ZilOG Europe, ZiLOG TOA Company, Goldman,
          Sachs, & Co., BancBoston Securities Inc. and Citicorp Securities,
          Inc.

4.8(a) Company Security Agreement dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company
          Security Agreement.

4.9(a)    Subsidiary Security Agreement, dated as of February 27, 1998 by and among each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE:   Pursuant to the provisions of paragraph (b) (2) of item
          601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the
          Subsidiary Security Agreement.


4.10(a) Company Pledge Agreement, dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company
          Pledge Agreement.

4.11(a) Subsidiary Pledge Agreement, dated as of February 27, 1998 by each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Subsidiary Pledge Agreement.

4.12(a) Company and Subsidiary Patent and Trademark Security Agreement, dated as of February 27, 1998 by and among ZiLOG, Inc., each of the direct and indirect domestic ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company and Subsidiary Patent and Trademark Security Agreement.

4.13(a)   Copyright Security Agreement, dated as of February 27, 1998 by
          ZiLOG, Inc., each of the direct and indirect ZiLOG, Inc.
          Subsidiary signatories thereto and State Street Bank and Trust
          Company.
          NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Copyright Security Agreement.

4.14(a) Stockholders' Agreement, dated as of March 26, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P. TPG
          Parallel II, L.P. and certain other stockholders of ZiLOG.

10.1(a)   Contract of Lease, dated March 22, 1979, by and between ZiLOG
          Philippines, Inc. and Fruehauf Electronics Phils. Corporation
          NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Contract of Lease.

10.2(c)   Credit Agreement, dated December 30, 1998, by and between ZiLOG,
          Inc. and The CIT Group/ Business Credit, Inc.

10.3(a)   Form of 1997 Employee Performance Incentive Plan (1).

10.4(a)   1997 ZiLOG Employee Performance Incentive Plan Administrative
          Guide (1).

10.5(a)   1997 ZiLOG Employee Performance Incentive Plan Executive Bonus
          Administrative Guide (1).

10.6(a)   Employment Agreement, dated May 22, 1997, by and between Michael
          J. Bradshaw and ZiLOG, Inc (1).

10.7(c) Employment Agreement, dated as of May 22, 1997, by and between Richard R. Pickard and ZiLOG, Inc (1).

10.8(a) Employment Agreement, dated as of May 22, 1997, by and between Richard L. Moore and ZiLOG, Inc. (1)

10.9(c) Employment Agreement, dated as of November 20, 1998 by and between Michael Burger and ZiLOG, Inc. (1)

10.10(c)  Employment Agreement, dated February 1, 1999, by and between
          Shlomo Waser and ZiLOG, Inc. (1).

10.11(c)  Employment Agreement, dated June, 15, 1998, by and between W.
          Norman Wu and ZiLOG, Inc. (1).

10.12(c)  Employment Agreement, dated June 1, 1998, by and between Gerald J.
          Corvino and ZiLOG, Inc. (1).

10.13(c)  Employment Agreement, dated August 3, 1998, by and between Robert
          G. Couch and ZiLOG, Inc. (1).

10.14(c)  Employment Agreement, dated October 16, 1998, by and between
          Steven C. Mizell and ZiLOG, Inc. (1).

10.15(c) Employment Agreement, dated as of March 1, 1998 by and between Curtis J. Crawford and TPG Partners II, L.P. (1).

10.16(a)  Lease, dated as of February 18, 1998, between ZiLOG, Inc. and
          CarrAmerica Realty Corporation.
          NOTE: Pursuant to the provisions of paragraph (b)(2) of item 601 of Regulation S-K, the registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Lease.

10.17     ZiLOG, Inc. 1998 Long-Term Stock Incentive Plan, as amended.

10.18     ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan, as amended.

10.19     Employment Agreement, dated November 1, 1999, by and between Gary
          Patten and ZiLOG, Inc. (1).

10.20(c)  Employment Agreement, dated November 11, 1998, by and between
          Didier J. LeLannic and ZiLOG, Inc. (1).

10.21(c)  Employment Agreement, dated August 3, 1998, by and between Aydin
          Koc and ZiLOG, Inc. (1).

10.22     Restricted Share Agreement, dated February 7, 2000, by and between
          Richard S. Friedland and ZiLOG, Inc.

10.23     Restricted Share Agreement, dated February 7, 2000, by and between
          Murray A. Goldman and ZiLOG, Inc.

10.24     Restricted Share Agreement, dated February 1, 2000, by and between
          Lionel Sterling and ZiLOG, Inc.

10.25     Distributor Agreement, dated February 2, 2000 by and between
          Pioneer-Standard Electronics, Inc. and ZiLOG, Inc.

12.1      Computation of Ratio of Earnings to Fixed Charges.

21.1(a)   Subsidiaries of ZiLOG, Inc.

23.1      Consent of Ernst & Young LLP, independent auditors.

25.1(a) Form T-1 with respect to the eligibility of State Street Bank and Trust Company with respect to the Indenture.

27.1      Financial Data Schedule.

__________________

       (a)Incorporation herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 (File No. 333-51203) declared effective by the Securities and Exchange Commission on July 9, 1998.

       (b)Incorporation herein by reference to the Exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

       (c)Incorporation herin by reference to the Exhibit of the same number in the Company's Annual report on Form 10-K for the year ended December 31, 1998.

       (1)Represents a management contract or compensatory plan or agreement.

                                                                  SCHEDULE II
                                  ZiLOG, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)

                                               Additions
                                                Charged
                                    Balance at to Costs             Balance at
                                    Beginning     and    Deductions   Ending
                                    of Period  Expenses     (1)     of Period
                                    ---------- --------- ---------- ----------
December 31, 1999:
  Allowance for doubtful accounts..      $366      $127       ($70)      $423

December 31, 1998:
  Allowance for doubtful accounts..      $250      $153       ($37)      $366

December 31, 1997:
  Allowance for doubtful accounts..      $250      $189      ($189)      $250

------------------------

(1)  Uncollectible accounts written off, net of recoveries.