Form 10-Q
period 2000-04-02
ZILOG INC
filed 2000-05-12
CIK 319450

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended April 2, 2000.

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

As of May 1, 2000, there were 31,092,014 shares of the Company's Voting
Common Stock, $.01 par value and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

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































Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ZILOG, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (in thousands)

                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
Net sales.............................  $59,518   $54,209
                                       --------- ---------

Costs and expenses:
  Cost of sales.......................   34,860    38,410
  Research and development............    9,761     7,263
  Selling, general and administrative.   15,489    14,506
                                       --------- ---------
                                         60,110    60,179
                                       --------- ---------
Operating loss........................     (592)   (5,970)

Other income (expense):
  Interest income.....................      768       610
  Interest expense....................   (7,278)   (7,229)
  Other, net..........................     (316)      (85)
                                       --------- ---------
Loss before income taxes..............   (7,418)  (12,674)
Provision for income taxes............      132       250
                                       --------- ---------
Net loss..............................  ($7,550) ($12,924)
                                       ========= =========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS(Unaudited)
          (dollars in thousands, except shares and per share values)

                                                           April 2,  December 31,
                                                            2000         1999
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $39,040      $60,806
  Accounts receivable, less allowance for doubtful
    accounts of $423 at April 2, 2000 and December
    31, 1999 ...........................................    30,838       31,834
  Inventories...........................................    32,306       28,456
  Prepaid expenses and other current assets.............    15,551       12,917
                                                        -----------  -----------
          Total current assets..........................   117,735      134,013
                                                        -----------  -----------
Property, plant and equipment, at cost..................   417,798      413,716
Less: accumulated depreciation and amortization.........  (287,433)    (277,570)
                                                        -----------  -----------
   Net property, plant and equipment....................   130,365      136,146

Other assets............................................    21,424       14,127
                                                        -----------  -----------
                                                          $269,524     $284,286
                                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $22,637      $21,998
  Accrued compensation and employee benefits............    32,115       32,656
  Other accrued liabilities.............................    16,200       23,797
                                                        -----------  -----------
          Total current liabilities.....................    70,952       78,451

Notes Payable...........................................   280,000      280,000

Other non-current liabilities...........................    15,002       15,603

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at April 2, 2000 and December 31, 1999; aggregate
   liquidation preference $32,127.......................    25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 31,056,436 shares issued and outstanding
   at April 2, 2000 and 30,525,786 shares at December
   31, 1999. Class A Non-voting Common Stock, $0.01 par
   value; 30,000,000 shares authorized; 10,000,000 shares
   issued and outstanding at April 2, 2000 and December
   31, 1999.............................................       410          405
 Additional paid-in capital.............................     3,072        1,113
 Accumulated deficit....................................  (124,912)    (116,286)
                                                        -----------  -----------
          Total stockholders' deficiency................   (96,430)     (89,768)
                                                        -----------  -----------
                                                          $269,524     $284,286
                                                        ===========  ===========

   See accompanying notes to condensed consolidated financial statements.

                                   ZILOG, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)

                                                             Three Months Ended
                                                          ----------------------
                                                            April 2,    April 4,
                                                             2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
Net loss.................................................   ($7,550)   ($12,924)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization.......................    10,403      15,380
  Changes in assets and liabilities:
     Accounts receivable.................................       996      (2,026)
     Inventories.........................................    (3,850)     (3,565)
     Prepaid expenses and other assets ..................    (2,448)     (1,673)
     Accounts payable....................................       639       4,826
     Accrued compensation and employee benefits..........      (541)     (1,937)
     Other accrued and non-current liabilities...........   (11,607)        468
                                                          ----------  ----------
           Cash used by operating activities.............   (13,958)     (1,451)
                                                          ----------  ----------
Cash flows from investing activities:
   Capital expenditures..................................    (4,105)     (2,737)
   Purchase of equity interest in Qualcore Group, Inc. ..    (5,500)         --
                                                          ----------  ----------
          Cash used by investing activities..............    (9,605)     (2,737)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................     1,964          --
  Principal payments under capital lease ................      (167)       (128)
                                                          ----------  ----------
           Cash provided (used) by financing activities..     1,797        (128)
                                                          ----------  ----------
Decrease in cash and cash equivalents....................   (21,766)     (4,316)
Cash and cash equivalents at beginning of period.........    60,806      50,856
                                                          ----------  ----------
Cash and cash equivalents at end of period...............   $39,040     $46,540
                                                          ==========  ==========

   See accompanying notes to condensed consolidated financial statements.

ZILOG,  INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1)      BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 1999 Form 10-K filed on March 29, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2000 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

As described in Note 10, Stockholders' Equity (Deficiency), to the Consolidated Financial Statements of the Company's 1999 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock (Series A Stock) accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of April 2, 2000, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $8.0 million. During the three month period ended April 2, 2000, $1.1 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

2)      EQUITY INVESTMENT

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million, $5.5 million paid on March 22, 2000 and $2.5 million paid on April 14, 2000, pursuant to a Purchase and Sale Agreement. ZiLOG will account for its investment in Qualcore common stock using the equity method. Under the terms of the Agreement, ZiLOG has the option ("Option") until June 30, 2001 ("Expiration Date") to acquire all of the remaining common shares of Qualcore for cash and common stock. Following an initial public offering of ZiLOG's common stock prior to the Expiration Date, the Option will automatically be exercised. If the Option is not exercised prior to the Expiration Date, ZiLOG may be required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock.


3)      INVENTORIES

The components of inventories are as follows (in thousands):

                                  April 2,   December 31,
                                    2000        1999
                                 ----------- -----------
     Raw materials...............    $1,513      $1,477
     Work-in-process.............    23,756      20,146
     Finished goods..............     7,037       6,833
                                 ----------- -----------
                                    $32,306     $28,456
                                 =========== ===========


4)      SEGMENT REPORTING

ZiLOG is organized into three business units: Communications, Integrated Controls and Home Entertainment. Consistent with the rules of Statement of Financial Account Standards ("SFAS") No. 131, the Company has aggregated these three business units into two reportable segments. Integrated Controls was combined with Home Entertainment ("Connectivity" products) as both of these business units have similar gross margin levels as well as similar consumer and industrial customer applications that are based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. The Communications business unit is generally more profitable than the Company's other business units and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. Information for the three months ended April 4, 1999 has been reclassified to conform with the presentation in the Company's 1999 Annual Report on Form 10-K.

Information regarding reportable segments for the three months ended April 2, 2000 and April 4, 1999 is as follows (in thousands):

                                                         Corporate
                                 Communica-                 and        Total
                                    tions    Connectivity  Other    Consolidated
                                 ----------- ----------- ---------- ------------
      2000
---------------
Net sales .......................   $25,297     $34,221      $  --      $59,518

EBITDA ..........................     9,591        (557)       460        9,494
Depreciation and amortization ...    (2,500)     (7,902)        --      (10,402)
Interest income .................          --        --        768          768
Interest expense ................          --        --     (7,278)      (7,278)
                                                                    ------------
Loss before income taxes ........                                       ($7,418)
                                                                    ============
      1999
---------------
Net sales .......................   $21,223     $32,986      $  --      $54,209

EBITDA ..........................     8,999         362        (50)       9,311
Depreciation and amortization ...    (3,268)    (12,098)        --      (15,366)
Interest income .................          --        --        610          610
Interest expense ................          --        --     (7,229)      (7,229)
                                                                    ------------
Loss before income taxes ........                                      ($12,674)
                                                                    ============


Major customers: During the three months ended April 2, 2000 and April 4, 1999, one distributor, who buys from both segments, accounted for approximately 13.1% and 10.9% of net sales, respectively.

5) LEGAL PROCEEDINGS

The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. The matter is fully briefed and awaits oral argument, which is presently scheduled for June 8, 2000. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

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

Results of Operations
---------------------

The Company's quarterly operating results have varied and will vary because of a number of factors, including the timing and success of new product introductions, customer design wins and losses, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders and fluctuations in manufacturing productivity. Sales comparisons are also subject to customer order patterns and seasonality. Because the Company's products are available from both the Company and its distributors, the customer's decision to buy from a distributor or directly from the Company can affect ZiLOG's quarterly sales and profitability.


                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
Net sales.............................  $59,518   $54,209
Operating loss........................    ($592)  ($5,970)
Net loss..............................  ($7,550) ($12,924)
EBITDA................................   $9,494    $9,311



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

Overall, net sales for the first quarter of 2000 increased 9.8% from the comparable period of 1999. The increase was partially the result of higher overall average selling prices ("ASPs"), which increased approximately 22% in the first quarter of 2000 when compared to the first quarter of 1999. The increase in ASP is primarily attributable to a shift in sales mix towards higher priced products. Net sales of Communication products in the first quarter of 2000 increased 19.2% over the same period in 1999 as a result of higher unit shipments of serial communication controllers and military products. Net sales of Connectivity products in the first quarter of 2000 increased 3.7% over the first quarter in 1999 as the result of higher unit shipments of infrared remote and one-time-programmable products, offset partially in a decline in unit shipments of peripheral products. As previously announced, the Company began to de-emphasize the peripheral product line in the second half of 1999. In the first quarter of 2000, the bookings rate for peripheral products was $3.0 million compared to $8.2 million in the same period in 1999. This bookings trend is expected to result in sales of peripheral products at or below current levels in the foreseeable future.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the first quarter of 2000 were 48.3% and 51.7%, respectively, compared to 37.2% and 62.8% in the first quarter of 1999. The decrease in international sales as a percentage of total sales in 2000 was due primarily to lower unit shipments of peripheral products in Asia.

Gross Margin
------------

                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
  Cost of sales.......................  $34,860   $38,410
  Gross margin .......................  $24,658   $15,799
  Gross margin percentage.............     41.4%     29.1%


The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. The improvement in gross margin percentage is primarily attributable to reduced depreciation expense, particularly in the Company's eight-inch wafer fabrication facility, increased production volume, cost reductions as a result of manufacturing process improvements and a shift in sales mix to higher priced communications and military products.

Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. This change in accounting estimate resulted in a $4.6 million reduction of depreciation expense in the first quarter of 2000 as compared to depreciation expense that would have been recorded under the previous useful life estimates. The decision to change the estimated service period for these assets was based on the Company's qualification of a new .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into volume production in this facility.


Research and Development
------------------------

                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
  Research and development............   $9,761    $7,263
  Percentage of sales.................     16.4%     13.4%


For the three month period ended April 2, 2000, research and development expenses increased $2.5 million or 34.4% over the same period in 1999. The Company's research and development headcount also increased to 172 people as of April 2, 2000, up from 135 people in the first quarter of 1999. The increase in research and development expense in the first quarter of 2000 was primarily attributable to higher product development costs, including spending at ZiLOG's new design centers in India, Seattle and Fort Worth, Texas. Research and development expense in the current quarter also includes $0.5 million of amortization relating to goodwill and other intangible assets acquired in connection the Seattle and PLC design centers. During the first quarter of 2000, each of the Company's business groups were engaged in new product development projects, including eZ80 and Cartezian microprocessors, 0.35 micron one-time programmable microcontrollers, MailTV modules and Advanced Human Interface remote control products.

Selling, General and Administrative
-----------------------------------

                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
  Selling, general and administrative.  $15,489   $14,506
  Percentage of sales.................     26.0%     26.8%


Selling, general and administrative expenses increased approximately $1.0 million or 6.8% from the similar period last year, primarily the result of higher compensation and employee benefit related costs. In addition, commissions and marketing expenses were higher in connection with increased sales.

Other Income/(Expense), Net
---------------------------

                                        Three Months Ended
                                       -------------------
                                        April 2,  April 4,
                                           2000     1999
                                       --------- ---------
  Interest income ....................     $768      $610
  Interest expense ...................   (7,278)   (7,229)
  Other, net .........................     (316)      (85)
                                       --------- ---------
    Total income/(expense), net .....   ($6,826)  ($6,704)
                                       ========= =========


Interest income represents interest earned on cash balances, all of which have a maturity of less than ninety days. Interest expense is primarily comprised of the interest on the Company's 9.5% Senior Secured Notes ("Notes") and amortization of deferred financing costs of $0.3 million. The Company incurs approximately $26.6 million in interest coupon payments annually on the Notes.

Income Taxes
------------

The provision for income taxes was $0.13 million for the three months ended April 2, 2000 compared to $0.25 million in the similar period of 1999. The reduction in the 2000 estimated tax provision as compared to 1999 is related to the different foreign jurisdictions where profits are expected to be earned. Because of the Company's overall loss position, a full valuation allowance was established for the tax assets originating from current year losses and, therefore, no benefit is realized in the 2000 tax rate. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.


Liquidity and Capital Resources
-------------------------------

The Company's primary cash needs are debt service, working capital and capital expenditures. ZiLOG's semi-annual interest payment on the Notes of approximately $13.3 million are payable each March 1 and September 1. Additionally, ZiLOG has a senior secured credit facility (the "Facility") from a commercial lender (the "Lender") that provides for total borrowings of up to $40.0 million, which consist of a three-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million and expires on December 30, 2001 and 2003, respectively. Borrowings under the Facility bear interest at a rate per annum equal (at ZiLOG's option) to the Lender's stated prime rate or the London Interbank Overnight Rate ("LIBOR") plus 2% for the revolving credit facility and the Lender's prime rate plus 1% or LIBOR plus 3% for the capital expenditure line. As of April 2, 2000, there have been no borrowings under the Facility and the calculated availability was $38.5 million. The Facility has certain financial covenants that apply depending on the level of borrowings under the Facility.

Cash used by operating activities was $14.0 million for the three months ended April 2, 2000, as compared to cash used of $1.5 million in the similar period of 1999. The use of cash by operating activities in the first quarter of 2000 was primarily attributable to a decrease in other accrued and noncurrent liabilities and accounts payable. The Company also incurred lower depreciation and amortization expense and a smaller net loss in the first quarter of 2000 as compared to the first quarter of 1999.

Cash used by investing activities was $9.6 million for the three months ended April 2, 2000 and was $2.7 million for the comparable period in 1999. Cash used in 2000 was the result of a purchase of an equity interest in Qualcore Group, Inc. ("Qualcore") and capital expenditures of $4.1 million, primarily for manufacturing equipment and supply chain management software.

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20% of the common stock of Qualcore for cash of $8.0 million pursuant to a Purchase and Sale Agreement. ZiLOG will account for its investment in Qualcore common stock using the equity method. Under the terms of the Agreement, ZiLOG has the option ("Option") until June 30, 2001 ("Expiration Date") to acquire all of the remaining common shares of Qualcore for cash and common stock. Following an initial public offering of ZiLOG's common stock prior to the Expiration Date, the Option will automatically be exercised. If the Option is not exercised prior to the Expiration Date, ZiLOG may be required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock.

Cash provided by financing activities for the three months ended April 2, 2000 was $1.8 million, that primarily represents proceeds from the issuance of common stock, including the exercise of employee stock options.

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

Year 2000 Compliance
--------------------

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") ready. In late 1999, ZiLOG completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company to date, has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Y2K date change. The Company had intended to replace such systems in the ordinary course of business and the implementation was not substantially accelerated due to Y2K. ZiLOG expended approximately $4.7 million through April 2, 2000 in connection with information system enhancements. To date, the Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services it receives form third parties. The Company will continue to monitor its mission critical applications and those of its suppliers and vendors throughout the year 2000 to ensure that any Y2K matters that may arise are addressed properly. However, there can be no assurance that the Company has identified and remediated all Y2K-related systems issues.


FACTORS THAT MAY AFFECT FUTURE RESULTS

CHANGE IN NORTH AMERICAN DISTRIBUTORS. In January 2000, The Company announced its intention to terminate its existing relationships with Arrow Electronics Inc. ("Arrow"), Future Electronics Inc. ("Future") and Unique Technologies ("Unique") in the North American marketplace. In 1999, these distributors purchased $42.3 million of product from ZiLOG. The Company has franchised Pioneer-Standard Electronics, Inc. ("Pioneer") as its exclusive full service distributor in North America. Pioneer is expected to take over the majority of the business that ZiLOG previously conducted with Arrow, Future and Unique, but no assurances can be given that this transition will occur smoothly. Although most of ZiLOG's products are only produced by the Company, some products sold through distribution, such as the Z85C30 CMOS serial communications controller, are manufactured and sold by other companies. Terminated distributors may try to direct their customers to these second sourced products. Other customers may not wish to transfer their business to Pioneer and ZiLOG may lose certain business formerly sold through distribution in this transition. There can be no guarantee that Pioneer will meet or exceed the level of business formerly generated by Arrow, Future and Unique. As a result, the Company's financial results may differ materially from prior years.

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE INDEBTEDNESS. ZiLOG has incurred substantial indebtedness in connection with the recapitalization of the Company, which became effective February 27, 1998. At April 2, 2000, ZiLOG had $280.0 million of consolidated long-term indebtedness and stockholders' deficiency of $96.4 million.

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

The Company has learned that it is being designed out of pointing device applications at a number of customers. The bookings rate for peripheral products decreased substantially in the second half of 1999 to approximately $9.9 million from approximately $17.0 million in the first half of 1999. In the first quarter of 2000, the bookings rate was $3.0 million compared to $8.2 million in the same period in 1999. This bookings trend is expected to result in sales of peripheral products at or below current levels in the foreseeable future.

In 1997 and 1998, the Company experienced significant declines in its overall average selling prices. Significant reductions in selling prices may have a material adverse effect on the Company. The Company will likely experience substantial period-to-period fluctuations in future operating results due to general industry conditions including cyclical periods of diminished product demand, product mix, accelerated erosion of average selling prices and production over-capacity or events occurring in the United States economy or the economies of the worldwide markets the Company serves. A significant decline in demand for the Company's products could have a material adverse effect on the Company, and there can be no assurance that any new products will receive or maintain substantial market acceptance.

Many of the factors which affect the Company's operating performance are outside the Company's control and there can be no assurance that the Company's business strategy will be successful or that results of operations will not decline. Implementation of the Company's business plan requires significant expenditures and there can be no assurance that the Company will be in a position to implement it fully or that such expenditures will generate any increase in revenue. Significant declines in operating performance could have a material adverse effect on the Company and its ability to meet its debt service and other obligations. Similar to other semiconductor companies, the Company has implemented and is considering implementing additional cost-cutting measures which may include, but are not limited to, the following: refocusing of business priorities; renegotiations with vendors and service providers to lower the costs of materials and services; reallocation of personnel and responsibilities to better utilize human resources; reductions in workforce; realignment or elimination of certain of the Company's sales representative or distributor relationships; changes of manufacturing mix; increased use of subcontractors or wafer manufacturers for greater efficiency and lower short term costs; changes in shift structures; and temporary plant shutdowns. Such cost-cutting measures may not result in increased efficiency or profitability. The Company intends to spend approximately $40.0 million in capital expenditures in 2000. There is no assurance that the capital expenditures will increase the Company's future sales or profitability.

Beginning in July 1999, the Company implemented a new Enterprise Resource Planning ("ERP") system that is intended to improve order entry, supply chain management and financial reporting. In the second half of 2000, the Company intends to install an Advanced Planning System ("APS") which is intended to enable the Company to improve its planning, operations and customer service. While ZiLOG believes that the ERP system was properly implemented and the APS will be properly installed without material adverse effect on the Company, there can be no assurance that unforeseen circumstances concerning ZiLOG's operation of the ERP system and the APS will not have a material adverse effect on the Company.

From time to time, the Company has experienced a shortage of certain products, which caused delays in shipment to its customers. The Company is experiencing shortages in obtaining certain materials necessary to produce its products. Customers of the Company are unable to obtain particular products from other vendors that cause them to defer acquisition of the Company's products. This is particularly prevalent in certain home entertainment products. Given the highly competitive market where the Company is headquartered, from time to time, the Company experiences difficulty in attracting qualified employees for certain positions. A failure by the Company to obtain materials or qualified employees in a timely manner or by the Company's customers to obtain key components from other vendors could adversely impact the Company's operating results.

RISKS OF ACQUISITIONS. ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation on April 20, 1999 for approximately $6.1 million. On March 22, 2000, ZiLOG acquired 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million, $5.5 million paid on March 22, 2000 and $2.5 million paid on April 14, 2000, pursuant to a Purchase and Sale Agreement. The Company intends to consider acquisitions from time to time of other companies and businesses, and to pursue attractive acquisition opportunities. However, no assurance can be given that ZiLOG will consummate any further acquisitions. Acquisitions involve a number of risks that could adversely affect ZiLOG. The Company may not have had any experience with technologies and markets involved with the acquired business and accordingly, may not have the experience necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. This cooperation may not occur. In addition, ZiLOG may not be able to successfully integrate its operations with those of the acquired businesses, and acquisitions may disrupt the acquired business and ZiLOG's existing business and divert management's attention. There can be no assurance that ZiLOG will retain key technical, management, sales and other personnel, or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, acquisitions would require investment of financial resources, and may require debt or equity financing.

THE SEMICONDUCTOR INDUSTRY. The semiconductor industry has been characterized by cyclicality. The industry has experienced significant economic downturns at various times in the past, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. The Company will likely experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. The fluctuations are difficult to foresee and there can be no assurance that future fluctuations will not be more severe or prolonged or otherwise would not have a material adverse effect on the Company.

Certain of the Company's products are incorporated into personal computers and peripherals. As a result, a slowdown in the demand for personal computers and related peripherals or industry pressure to reduce prices could adversely affect the Company's operating results. A significant portion of the Company's sales are to the consumer electronics markets for use in products such as television sets, infrared remote controls and garage door openers. The consumer electronics markets are volatile and rapid changes in customer preferences for electronics products could have a material adverse effect on the Company. The Company has entered into an end of life agreement with Arrow-Zeus to discontinue the sale of the Company's military products. This agreement is expected to be fully consummated by December 31, 2000 and after that time the Company does not expect to continue to realize revenues from the sale of its military products. If the Company is unable to replace the revenue from military products in future years, sales and operating results could be adversely impacted.

DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES. The Company's operating results will depend to a significant extent on its ability to continue to introduce and sell new products. The success of new product introductions is dependent on several factors, including proper new product selection, timely completion and introduction of new product designs, complexity of the new products to be designed and manufactured, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. In addition, the Company contracts with third parties to assist in the design, development and manufacture of certain of its new products. There can be no assurance that any new products will receive or maintain substantial market acceptance. Any sales of new products are subject
to the success or failure  of  the  customer's  product.   There  can  be
no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. A fundamental shift in technology in ZiLOG's product markets could have a material adverse effect on the Company.

CUSTOMER CONCENTRATION. For the three months ended April 2, 2000, the Company's 10 largest customers accounted for approximately 53.8% of the Company's net sales, although no single customer accounted for more than 13.1% of net sales. Among the Company's ten (10) largest customers were three (3) distributors who sell the Company's products in North America. In January 2000, the Company announced its intention to sever its relationships with Arrow, Future and Unique in North America and to replace them with an exclusive full service distributor, Pioneer. It is anticipated that Pioneer will become the Company's largest distributor customer. In 1999, Arrow, Future and Unique purchased $42.3 million of its products on a worldwide basis and $36.5 million in North America. These distributors are permitted to continue to sell ZiLOG products into the second quarter of 2000. The Company anticipates that during 2000, Pioneer will take over most of this business. Particular customers may change from period to period but the Company expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. The Company has very few contracts with its direct customers. It does have a contract with Pioneer and other distributors. There can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of one or more major customers or any reduction, delay or cancellation of orders by any such customer or the failure of the Company to market successfully to new customers, could have a material adverse effect on the Company. There can be no assurance that sales to one or more significant customers will not decline in the future or that any such decline will not have a material adverse effect on the Company.

PRODUCTION YIELDS AND MANUFACTURING RISKS. The manufacture of semiconductor products is highly complex and production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. In addition, as is common in the semiconductor industry, the Company has from time to time experienced difficulty in effecting transitions to new manufacturing processes, delays in product deliveries or reduced yields. As an example, operating results could be adversely affected if any problems occur that make it difficult to produce quantities of commercial product that the Company anticipates producing at its newer .35 and .65 micron CMOS process facility ("MOD III") in Nampa, Idaho. Such difficulties can include, but are not limited to (i) equipment being delivered later than or not performing as expected; (ii) process technology changes not operating as expected; and (iii) employees not operating equipment as expected. The Company believes that an important competitive factor will be its ability to continue to successfully increase production capacity to meet customer demand and shorten delivery time. No assurance can be given that the Company or its outside wafer foundries will not experience production yield problems in the future which could have a material adverse effect on the Company. While the Company believes its manufacturing capacity is sufficient, the failure to increase production capacity through the successful and efficient expansion of production at its MOD III facility or to obtain wafers or other production materials from outside suppliers as needed during periods of increased demand could have a material adverse effect on the Company.

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

INTERNATIONAL OPERATIONS. Approximately 51.7% of the Company's net sales in the first three months of 2000 were to foreign customers as compared to 62.8% in the similar period of 1999. The Company expects that international sales will continue to represent a significant portion of sales, although there can be no assurance that international sales, as a percentage of net sales, will remain at current levels.

The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers. While the Company's export sales are primarily United States dollar denominated transactions, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States dollar against foreign currencies, which could increase the sales price in local currencies of the Company's products in foreign markets or increase the cost of wafers or other production materials purchased by the Company, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' ordering patterns and inventory levels. There can be no assurance that such regulatory, geo-political, economic and other factors will not adversely impact the Company in the future or require ZiLOG to modify its current business practices. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

The Company uses subcontractors for certain assembly and test services located in the Philippines, Indonesia, Taiwan and Malaysia. The Company also operates test facilities in the Philippines through two wholly owned subsidiaries and has a significant capital investment at certain of these facilities. A wholly owned subsidiary for software design and support tool products was established by the Company in India in 1999. The Company's reliance on personnel and assets and its maintenance of inventories at these facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. No assurances of political or economic stability in these countries can be given. The Company has not experienced any significant interruptions in its business operations at these locations to date. Nonetheless, any loss or disruption of production could have a material adverse effect on the Company, particularly if operations or air transportation from these locations were disrupted for a substantial period of time.

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

ENVIRONMENTAL REGULATION. The Company is subject to a variety of government regulations related to the discharge or disposal of hazardous materials used in its manufacturing process. Although the Company believes that it is in substantial compliance with all relevant regulations and has all permits necessary to conduct its business, the failure to comply with present or future regulations or the loss of any permit could result in fines being imposed on the Company, limitation or suspension of production or cessation of operations. Compliance with any such future regulations could require the Company to acquire additional equipment or to incur substantial other expenses. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous materials could subject it to future liabilities. Further, there can be no assurance that the Company will not in the future incur significant expense in connection with governmental investigations and/or environmental or employee health and safety matters.

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

LACK OF PUBLIC MARKET FOR CAPITAL STOCK AND RESTRICTIONS ON RESALE. There is currently no established market for the Company's capital stock. There can be no assurance as to the development or liquidity of any market for capital stock. The Company does not currently have plans to list its capital stock on any securities exchange or for quotation through an automated quotation system.

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

The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligations as of April 2, 2000 (dollars in thousands):

                                         2000      2005      Total    Fair Value
                                       --------- --------- ---------- ----------
Cash Equivalents:
  Fixed rate .........................  $38,821    $   --    $38,821    $38,821
  Average interest rate ..............     5.89%       --       5.89%       --

Long-Term Debt:
  Fixed rate .........................       --  $280,000   $280,000   $250,600
  Stated interest rate ...............       --      9.50%      9.50%       --

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. The matter is fully briefed and awaits oral argument, which is presently scheduled for June 8, 2000. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

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




Date:  May 12, 2000
                                        ZiLOG, INC.






                                       /s/ Gary Patten
                                       -------------------
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Duly Authorized Officer)