Form 10-Q
period 2000-07-02
ZILOG INC
filed 2000-08-03
CIK 319450

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

   For the quarterly period ended July 2, 2000.

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934.

   For the transition period from _______________ to _______________.

                       Commission File Number: 001-13748

                                  ZiLOG, Inc.
                                 (Registrant)

                  Delaware                                       13-3092996
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

             910 East Hamilton Avenue, Campbell, California, 95008
                   (Address of principal executive offices)

                                (408) 558-8500
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 2, 2000, there were 31,120,564 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

   This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risk and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may case or contribute to such differences include, but are not limited to, those discussed in our 1999 Annual Report on Form 10-K in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG undertakes no obligation to publicly release updates or revisions to these statements.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ZiLOG, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share amounts)

                                                         July 2,   December 31,
                                                          2000         1999
                                                        ---------  ------------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  42,925   $  60,806
  Accounts receivable, less allowance for doubtful
   accounts of $423 at July 2, 2000 and December 31,
   1999................................................    28,302      31,834
  Inventories..........................................    35,467      28,456
  Prepaid expenses and other current assets............    13,551      12,917
                                                        ---------   ---------
    Total current assets...............................   120,245     134,013
Property, plant and equipment, at cost.................   424,214     413,716
Less: accumulated depreciation and amortization........  (297,003)   (277,570)
                                                        ---------   ---------
  Net property, plant and equipment....................   127,211     136,146
Other assets...........................................    20,250      14,127
                                                        ---------   ---------
                                                        $ 267,706   $ 284,286
                                                        =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable..................................... $  19,473   $  21,998
  Accrued compensation and employee benefits...........    32,947      32,656
  Other accrued liabilities............................    23,982      23,797
                                                        ---------   ---------
    Total current liabilities..........................    76,402      78,451

Notes payable..........................................   280,000     280,000

Other non-current liabilities..........................    15,026      15,603

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at July 2, 2000 and December 31, 1999; aggregate
   liquidation preference $33,239......................    25,000      25,000
  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 31,120,564 shares issued and outstanding
   at July 2, 2000 and 30,525,786 shares at December
   31, 1999. Class A Non-voting Common Stock, $0.01 par
   value; 30,000,000 shares authorized; 10,000,000
   shares issued and outstanding at July 2, 2000 and
   December 31, 1999...................................       411         405
Deferred stock compensation............................    (2,070)        --
Additional paid-in capital.............................     5,391       1,113
Accumulated deficit....................................  (132,454)   (116,286)
                                                        ---------   ---------
    Total stockholders' deficiency.....................  (103,722)    (89,768)
                                                        ---------   ---------
                                                        $ 267,706   $ 284,286
                                                        =========   =========

     See accompanying notes to condensed consolidated financial statements.

                                  ZiLOG, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                          Three Months
                                             Ended         Six Months Ended
                                        -----------------  ------------------
                                        July 2,  July 4,   July 2,   July 4,
                                         2000      1999      2000      1999
                                        -------  --------  --------  --------
Net sales..............................  61,497    61,039  $121,015  $115,248
Cost of sales..........................  36,277    41,794    71,137    80,204
                                        -------  --------  --------  --------
Gross margin...........................  25,220    19,245    49,878    35,044
Operating expenses:
  Research and development.............   9,079     8,258    18,840    15,521
  Selling, general and administrative..  14,415    14,598    29,904    29,104
  Special charges......................   1,191     4,686     1,191     4,686
                                        -------  --------  --------  --------
                                         24,685    27,542    49,935    49,311
                                        -------  --------  --------  --------
Operating income (loss)................     535    (8,297)      (57)  (14,267)
Other income (expense):
  Interest income......................     690       565     1,458     1,175
  Interest expense.....................  (7,244)   (7,216)  (14,522)  (14,445)
  Other, net...........................      20      (143)     (296)     (228)
                                        -------  --------  --------  --------
Loss before income taxes and equity
 loss..................................  (5,999)  (15,091)  (13,417)  (27,765)
Provision for income taxes.............     133       250       265       500
                                        -------  --------  --------  --------
Loss before equity loss................  (6,132)  (15,341)  (13,682)  (28,265)
Equity in loss of Qualcore Group,
 Inc. .................................    (297)      --       (297)      --
                                        -------  --------  --------  --------
Net loss............................... $(6,429) $(15,341) $(13,979) $(28,265)
                                        =======  ========  ========  ========




     See accompanying notes to condensed consolidated financial statements.

                                  ZiLOG, Inc.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Six Months Ended
                                                           ------------------
                                                           July 2,   July 4,
                                                             2000      1999
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................. $(13,979) $(28,265)
Adjustments to reconcile net loss to cash (used) provided
 by operating activities:
  Depreciation and amortization...........................   21,087    31,228
  Write-down of assets held for disposal..................      --      3,677
  Write-off of in-process research and development........      --      1,009
Changes in certain assets and liabilities:
  Accounts receivable.....................................    3,532    (1,287)
  Inventories.............................................   (7,011)   (5,580)
  Prepaid expenses and other assets.......................     (358)     (393)
  Accounts payable........................................   (2,525)    6,080
  Accrued compensation and employee benefits..............      291       (22)
  Other accrued and noncurrent liabilities................   (2,070)    8,265
                                                           --------  --------
    Cash (used) provided by operating activities..........   (1,033)   14,712
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................  (10,405)   (4,686)
  Acquisition of Seattle Silicon, net of cash acquired....      --     (5,931)
  Purchase of equity interest in Qualcore Group, Inc......   (8,056)      --
                                                           --------  --------
    Cash used by investing activities.....................  (18,461)  (10,617)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..................    2,124       --
  Principal payments under capital leases.................     (511)     (262)
                                                           --------  --------
    Cash (used) provided by financing activities..........    1,613      (262)
                                                           --------  --------
Increase (decrease) in cash and cash equivalents..........  (17,881)    3,833
Cash and cash equivalents at beginning of period..........   60,806    50,856
                                                           --------  --------
Cash and cash equivalents at end of period................ $ 42,925  $ 54,689
                                                           ========  ========


     See accompanying notes to condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

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

   As described in Note 10, Stockholders' Equity (Deficiency), to the consolidated financial statements of the Company's 1999 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of July 2, 2000, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $9.1 million. During the three-month period ended July 2, 2000, $1.1 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

2. Equity Investment

   On March 22, 2000, ZiLOG acquired 3.0 million shares or 20% of the common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million plus expenses of $0.1 million, $5.5 million paid on March 22, 2000 and $2.5 million paid on April 14, 2000, pursuant to a Purchase and Sale Agreement. ZiLOG will account for its investment in Qualcore common stock using the equity method. Under the terms of the Agreement, ZiLOG has the option ("Option") until June 30, 2001 ("Expiration Date") to acquire all of the remaining common shares of Qualcore for cash and/or common stock. Following an initial public offering of ZiLOG's common stock prior to the Expiration Date, the Option will automatically be exercised. If the Option is not exercised prior to the Expiration Date, ZiLOG may be required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock.

3. Related Party Transactions

   ZiLOG purchased semiconductor design services from Qualcore totaling approximately $459,000 for the six-month period ended July 2, 2000. For the six-month period ended July 4, 1999, ZiLOG made no purchases from Qualcore. ZiLOG had payables to Qualcore of approximately $127,000 at July 2, 2000. Payment terms between ZiLOG and Qualcore are net zero, payable upon percentage of completion.

   In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbrige Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $10.1 million in the first half of 2000, and $10.3 million in the first half of 1999. The Company had payments due to AIT of approximately $3.8 million at December 31, 1999 and $2.5 million at July 2, 2000. The Company's payment terms with AIT are net 30 days.

   The Company sells products and engineering services to GlobeSpan, of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $2.7 million and $21,000 during the six-month periods ended July 2, 2000 and July 4, 1999, respectively. As of July 2, 2000 the Company had accounts receivable from GlobeSpan of $0.8 million.

4. Inventories

   The components of inventories are as follows (in thousands):

                                                            July 2, December 31,
                                                             2000       1999
                                                            ------- ------------
   Raw materials........................................... $ 1,453   $ 1,477
   Work-in-process.........................................  25,626    20,146
   Finished goods..........................................   8,388     6,833
                                                            -------   -------
                                                            $35,467   $28,456
                                                            =======   =======

5. Segment Reporting

   During the second quarter of 2000, ZiLOG reorganized its operating segments. ZiLOG continues to have two reportable segments, communications and embedded control. The information presented below has been reclassified to reflect the change. The Company's embedded control segment is divided into two business units, Field Programmable Microcontrollers and Home Entertainment. Consistent with the rules of Statement of Financial Accounting Standards No. 131, the Company has aggregated these two business units into one reportable segment because both units have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. The Communications business unit is generally more profitable than the Company's other business units and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices.

   Information regarding reportable segments for the three-month and six-month periods ended July 2, 2000 and July 4, 1999 is as follows (in thousands):

                                             Embedded  Corporate     Total
                              Communications Control   and Other  Consolidated
                              -------------- --------  ---------  ------------
Three Months Ended July 2,
 2000:
Net sales....................    $24,540     $36,775   $    182     $ 61,497
                                                                    ========
EBITDA.......................      9,841       2,323       (103)    $ 12,061
Special charges..............        --          --      (1,191)      (1,191)
Equity investment............        --          --         297          297
Depreciation and
 amortization................     (2,402)     (8,152)       (58)     (10,612)
Interest income..............        --          --         690          690
Interest expense.............        --          --      (7,244)      (7,244)
                                                                    --------
Loss before income taxes and
 equity loss.................                                       $ (5,999)
                                                                    ========

Six Months Ended July 2,
 2000:
Net sales....................    $47,153     $73,680   $    182     $121,015
                                                                    ========
EBITDA.......................     17,186       4,012        357     $ 21,555
Special charges..............        --          --      (1,191)      (1,191)
Equity investment............        --          --         297          297
Depreciation and
 amortization................     (4,835)    (16,121)       (58)     (21,014)
Interest income..............        --          --       1,458        1,458
Interest expense.............        --          --     (14,522)     (14,522)
                                                                    --------
Loss before income taxes and
 equity loss.................                                       $(13,417)
                                                                    ========

                                               Embedded  Corporate    Total
                                Communications Control   and Other Consolidated
                                -------------- --------  --------- ------------
Three Months Ended July 4,
 1999:
Net sales.....................     $21,723     $ 39,316   $   --     $ 61,039
                                                                     ========
EBITDA........................       8,919        3,124       --     $ 12,043
Special charges...............         --           --     (4,686)     (4,686)
Depreciation and
 amortization.................      (3,160)     (12,637)      --      (15,797)
Interest income...............         --           --        565         565
Interest expense..............         --           --     (7,216)     (7,216)
                                                                     --------
Loss before income taxes and
 equity loss..................                                       $(15,091)
                                                                     ========

Six Months Ended July 4, 1999:
Net sales.....................     $42,515     $ 72,733   $   --     $115,248
                                                                     ========
EBITDA........................      17,720        3,634       --     $ 21,354
Special charges...............         --           --     (4,686)     (4,686)
Depreciation and
 amortization.................      (6,413)     (24,750)      --      (31,163)
Interest income...............         --           --      1,175       1,175
Interest expense..............         --           --    (14,445)    (14,445)
                                                                     --------
Loss before income taxes and
 equity loss..................                                       $(27,765)
                                                                     ========

   Major customers: During the three-month and six-month periods ended July 2, 2000, one distributor, Pioneer-Standard Electronics, who buys from both segments, accounted for approximately 11.9% and 10.4% of net sales, respectively. A second distributor, Arrow Electronics, who buys from both segments, accounted for approximately 10.3% of net sales in the six-month period ended July 2, 2000. For the three-month and six-month periods ended July 4, 1999, Arrow Electronics accounted for 12.7% and 11.9% of net sales, respectively.

6. Special Charges

   During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the communications segment. In connection with this action, 24 people were terminated and 12 people were transferred into the communications segment from other areas of the company. In the second quarter of 1999 the Company incurred special charges of $4.7 million comprised of a $1.0 million charge for in-process research and development acquired from Seattle Silicon and a $3.7 million charge to write-down assets held for disposal to estimated net realizable value. The components of special charges are as follows (in thousands):

                                                                  Three Months
                                                                     and Six
                                                                     Months
                                                                      Ended
                                                                  -------------
                                                                   July   July
                                                                    2,     4,
                                                                   2000   1999
                                                                  ------ ------
Severance benefits............................................... $  951 $  --
Write-off of impaired assets.....................................    140    --
Contractual liabilities..........................................    100    --
Write-down of assets held for sale...............................    --   3,677
In-process research and development..............................    --   1,009
                                                                  ------ ------
                                                                  $1,191 $4,686
                                                                  ====== ======

7. Deferred Stock Compensation

   During the three-month and six-month periods ended July 2, 2000 the Company issued stock options to employees that management has determined to have exercise prices below the deemed fair value of the Company's common stock on the date of grant. Accordingly, during the three-month and six-month periods ended July 2, 2000, ZiLOG recorded deferred compensation of $2.2 million, representing the excess of the deemed fair value of the common stock on the date of grant over the options' exercise price. Deferred compensation expense is being amortized ratably over the four-year option vesting period and totaled $0.1 million for the three-month and six-month periods ended July 2, 2000.

8. Comprehensive Income

   The Company had no items of other comprehensive income to report in either of the three-month or six-month periods ended July 2, 2000 and July 4, 1999.

9. Legal Proceedings

   The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Some of the Company's executive officers are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased our common stock between June 30, 1997 and November 20, 1997. The complaint alleges that the Company and some of the executive officers made false and misleading statements regarding our business that caused the market price of our common stock to be artificially inflated during the defined period. The complaint does not specify the amount of damages sought. On March 24, 1999, the court granted the Company's motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal with the Ninth Circuit of Appeals. This appeal was fully briefed and argued to the Ninth Circuit Court of Appeals on June 8, 2000. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

   The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which our former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in two underlying lawsuits brought by some employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at our manufacturing facility in Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs, and settlement funds expended on the Company's behalf totaling approximately $6.3 million plus interest. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of our motion for summary judgment. The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. The insurers have renewed their motion for summary adjudication. The Company is opposing that motion. No trial date has been set. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

   Four parties have notified ZiLOG that it may be infringing their patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, it may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, ZiLOG cannot make any assurances that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

   ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. The Company intends to defend its interests vigorously in these matters. Management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although management cannot make any assurances in this regard.

10. Recent Accounting Pronouncement

   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions of FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. ZiLOG does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

11. Subsequent Event

   On July 27, 2000 ZiLOG acquired Calibre, Inc. ("Calibre") pursuant to a merger agreement ("the Agreement"), for common stock and vested common stock options totaling approximately 743,714 shares. The Agreement provides that the shareholders of Calibre may receive up to 527,799 additional shares of ZiLOG common stock as earn-out consideration in the event that the Calibre business achieves certain financial targets in the twelve-month period following the acquisition. ZiLOG intends to account for the acquisition of Calibre using the purchase method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in our 1999 Annual Report on Form 10-K in "Factors That May Affect Future Results" as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ZiLOG undertakes no obligation to publicly release updates or revisions to these statements.

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

Six Months Ended July 2, 2000 and July 4, 1999.

   Net Sales. Our net sales increased 5.0% to $121.0 million for the six months ended July 2, 2000 from $115.2 million for the six months ended July 4, 1999 and increased 0.8% for the second quarter of 2000 from the second quarter of 1999. The increase was primarily the result of higher unit shipments of communications products and partially the result of higher overall average selling prices. Net sales of products in our communications segment increased 10.9% to $47.2 million for the six months ended July 2, 2000 as compared to $42.5 million for the six months ended July 4, 1999 and increased 13.0% for the second quarter of 2000 from the second quarter of 1999. The increase for both the three-month and six-month periods resulted primarily from higher unit shipments of serial communication controllers and other network processor products. Net sales of products in our embedded control segment increased 1.3% to $73.7 million for the six months ended July 2, 2000, as compared to $72.7 million for the six months ended July 4, 1999, but decreased 6.5% for the second quarter of 2000 as compared to the second quarter of 1999. The increase in embedded control net sales for the six-months ended July 2, 2000 compared to the same period in 1999 resulted primarily from higher unit shipments of military, infrared remote and one-time programmable microcontrollers, which are a subset of our field programmable microcontrollers unit, and was offset partially by a 50.7% decline in sales of peripheral products. During the six months ended July 2, 2000, net sales of our peripheral products were $7.7 million compared to $15.6 million in the six months ended July 4, 1999. The decrease in embedded control net sales for the second quarter of 2000 compared to the second quarter of 1999 resulted from lower unit shipments of computer peripheral products, offset partially by higher unit shipments of infrared remote control and one-time programmable devices. We expect the trend of decreasing computer peripheral product unit sales to continue and to result in sales of peripheral products at or below current levels in the foreseeable future. Our primary customer for our military products placed what we believe to be a last time buy order for these products in the second quarter of 2000. We intend to discontinue our line of military products by the end of 2000. During the three and six months ended July 2, 2000, net sales of military products were $1.5 million and $4.2 million, respectively.

   Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percentage of net sales improved to 41.2% for the six months ended July 2, 2000 from 30.4% for the six months ended July 4, 1999 and to 41.0% for the second quarter of 2000 from 31.5% for the second quarter of 1999. When compared to comparable time periods in 1999, the improvement in gross margin for both the three-month and six-month periods ended July 2, 2000 was primarily attributable to our change in the estimated useful lives of certain equipment used in our eight-inch wafer fabrication facility during the third quarter of 1999. As a result of this change in accounting estimate, our depreciation expense was $9.1 million lower than would have been recorded under the previous depreciation schedule in the six months ended July 2, 2000. In addition, our gross margin in the three-month and six-month periods ended July 2, 2000 as compared to similar periods in 1999 improved as a result of higher net sales, cost reduction programs and increased factory utilization.

   Research and Development Expenses. Research and development expenses increased 21.4% to $18.8 million for the six months ended July 2, 2000 from $15.5 million for the six months ended July 4, 1999 and 9.9% to $9.1 million for the second quarter of 2000 from $8.3 million for the second quarter of 1999. The increase in research and development expense was attributable primarily to higher product development costs, including spending at our new design centers in India, Seattle and Fort Worth. Research and development expense during the six months ended July 2, 2000 also included $0.9 million of amortization relating to goodwill and other intangible assets acquired in connection with our Seattle and Fort Worth design centers. During the six months ended July 2, 2000, both of our business segments were engaged in new product development projects, including eZ80 and Cartezian microprocessors, 0.35 micron one-time programmable microcontrollers and integrated television controller products. Our research and development headcount also increased from 150 employees as of July 4, 1999 to 173 employees as of July 2, 2000. We expect this trend in the increase of research and development expenses to continue.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.7% to $29.9 million for the six months ended July 2, 2000 from $29.1 million for the six months ended July 4, 1999 but decreased slightly in the second quarter of 2000 from $14.6 million in the second quarter of 1999. The increase for the six-month period ended July 2, 2000 resulted primarily from higher compensation and employee benefit related costs. In addition, commissions and marketing expenses were higher for the six-month period ended July 2, 2000 in connection with increased sales.

   Special Charges. We recognized special charges of $1.2 million in the three months ended July 2, 2000, consisting of $1.0 million of severance and related benefits and $0.2 million of asset write-offs and contractual liabilities. These charges relate to a restructuring of operations intended to focus our human and financial resources on our communications segment. We terminated 24 people in connection with this action and an additional 12 were re-deployed from other areas of our business into our communications segment. In the three-month period ended July 4, 1999, we recorded special charges of $3.7 million for write-downs of equipment held for sale and $1.0 million of purchased in-process research projects in connection with the acquisition of assets from Seattle Silicon.

   Other Income/(Expense), Net. Interest income represents interest earned on cash and cash equivalent balances, all of which have a maturity of less than ninety days. Interest expense is comprised primarily of interest on our senior notes and amortization of deferred financing costs. We incur approximately $26.6 million in interest coupon payments and $1.4 million in amortization of deferred financing costs annually on our senior notes.

   Income Taxes. Our provision for income taxes was $0.3 million for the six months ended July 2, 2000 compared to $0.5 million for the six months ended July 4, 1999. Our tax provisions in 1999 and 2000 related to the foreign jurisdictions in which we operate where profits have been or are expected to be earned. Because of our overall loss position, we established a full valuation allowance for the tax assets originating from current year losses and we have not realized any benefit in the 2000 tax rate. We will continue to evaluate the future utilization of the deferred tax assets on a quarterly basis. In addition, changes in our share ownership may restrict our ability to utilize our net operating loss carryforwards.

   Equity in Loss of Qualcore. Our equity in loss of Qualcore for the three months ended July 2, 2000 primarily represents $0.4 million of goodwill amortization associated with our 20% equity ownership interest in Qualcore. Goodwill on the Qualcore investment is being amortized over a five-year period.

EBITDA

   For the second quarter ended July 2, 2000 EBITDA was $12.1 million as compared to $12.0 million for the corresponding period in 1999. For the six-month periods ended July 2, 2000 and July 4, 1999, EBITDA was $21.6 million and $21.4 million, respectively.

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

   EBITDA represents earnings (losses) from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock compensation expenses, equity in loss of Qualcore and special charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to its capital structure or working capital needs. EBITDA as presented should not be used as an alternative to operating income or net cash provided/(used) for operating activities, each as measured under generally accepted accounting principles, and may not be comparable to similarly titled measures presented by other companies.

Liquidity and Capital Resources

   Our primary cash needs are debt service, working capital and capital expenditures. We meet these needs with our operating cash flow, cash on hand and available credit lines. As of July 2, 2000, we had cash and cash equivalents of approximately $42.9 million. Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a three-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2001 and 2003, respectively. The calculated availability under this credit facility was $34.9 million as of July 2, 2000. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (9.2% at July 2, 2000) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (10.5% at July 2, 2000) or LIBOR plus 3.0% (10.2% at July 2, 2000) for the capital expenditure line. There were no borrowings under either facility as of July 2, 2000.

   During the six months ended July 2, 2000, our operating activities used net cash of $1.0 million, which was primarily attributable to our overall net loss of $14.0 million, an increase in our inventories and a decrease in our accounts payable, partially offset by non-cash items, including $21.1 million of depreciation and amortization. During the six months ended July 4, 1999, our operating activities provided net cash of $14.7 million which was primarily attributable to an $8.3 million increase in other accrued and noncurrent liabilities. In addition, our operating cash flow was improved by the effect of non-cash items including $31.2 million of depreciation and amortization, a write-down of assets held for disposal of $3.7 million and an in-process research and development charge of $1.0 million, partially offset by our $28.3 million net loss.

   During the six months ended July 2, 2000, our investing activities used cash of $18.5 million consisting of $10.4 million of capital expenditures and $8.1 million, including expenses, for the acquisition of a 20% equity investment in Qualcore with an option to purchase the remaining 80% interest. We accounted for this investment in Qualcore using the equity method. During the six months ended July 4, 1999, our investing activities used cash of $10.6 million consisting of $4.7 million of capital expenditures and $5.9 million for the acquisition of the assets of Seattle Silicon.

   During the six months ended July 2, 2000, cash provided from financing activities totaled $1.6 million and related primarily to $2.1 million of proceeds received from issuances of common stock which were offset by principal payments under capital leases of $0.5 million. Cash used by financing activities of $0.3 million in the first half of 1999 was from principal payments under capital leases.

   We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of senior notes outstanding which are publicly traded and subject us to the reporting requirements of the Securities Exchange Act of 1934. Our ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance our indebtedness, including the senior notes, or to fund capital and other expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The agreement governing our senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The senior notes will mature on March 1, 2005. Interest on the senior notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

   We have financed our cash requirements for working capital and capital expenditures primarily through internally generated cash flows and existing cash reserves. We intend to spend approximately $40.0 million in capital expenditures in 2000, primarily for expansion of our sub-micron wafer fabrication capacity in Idaho, of which $10.4 million had been spent as of July 2, 2000. Based upon the current level of operations, our management believes that cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future requirements for working capital, capital expenditures, and other expenditures and scheduled interest payments on our indebtedness, including the senior notes, for at least the next 12 months. We cannot assure you, however, that the business will generate sufficient cash to enable us to service our indebtedness, including the senior notes, or make anticipated capital and other expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

 Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and long-term debt obligations. The Company does not use derivative financial investments in its investment portfolio. The Company's primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high quality credit issuances and limiting the amount of credit exposure to any one company. The Company mitigates default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. The Company has no cash flow exposure due to rate changes for its cash equivalents or the Notes as these instruments have fixed interest rates.

   The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligations as of July 2, 2000 (dollars in thousands):

                                                                          Fair
                                            2000      2005     Total     Value
                                           -------  --------  --------  --------
Cash Equivalents:
  Fixed rate.............................. $40,980  $    --   $ 40,980  $ 40,980
  Average interest rate...................    6.49%      --       6.49%      --
Long-Term Debt:
  Fixed rate..............................     --   $280,000  $280,000  $239,400
  Stated interest rate....................     --       9.50%     9.50%      --

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

   The Company has been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted ZiLOG's motion to dismiss and entered judgment in favor of all defendants. On April 16,

1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. The matter was fully briefed and argued to the Ninth Circuit of Appeals on June 8, 2000. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

   The Company is a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which its former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in two underlying lawsuits brought by employees of the Company and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at Zilog's manufacturing plant in Nampa, Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on the Company's behalf totaling approximately six million, three hundred thousand dollars ($6,300,000) plus interest. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. The Company petitioned the California Supreme Court for review of the denial of its motion for summary judgment. The California Supreme Court denied the Company's petition for review without making a decision on the merits of the dispute. No trial date has been set. Based upon information presently known to management, the Company is unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on the Company's financial condition.

   Four parties have notified ZiLOG that it may be infringing certain patents and other intellectual property rights. In the event ZiLOG determines that such notices may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

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

                                          ZiLOG, INC.

                                                    /s/ Gary Patten
                                          _____________________________________
                                                        Gary Patten
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                                  Duly Authorized Officer)

Date: July 31, 2000