Form 10-Q
period 2000-10-01
ZILOG INC
filed 2000-11-13
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13748

ZiLOG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

910 East Hamilton Avenue
Campbell, California   95008
(Address of principal executive offices)

(408) 558-8500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    As of October 30, 2000, there were 31,941,568 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and the negative of these terms, and similar expressions are generally intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in our 1999 Annual Report filed on Form 10-K under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release updates or revisions to these statements.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 1, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2000 and October 3, 1999	**

Condensed Consolidated Balance Sheets at October 1, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2000 and October 3, 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                 Three Months Ended    Nine Months Ended
                               --------------------- ---------------------
                               October 1, October 3, October 1, October 3,
                                   2000      1999        2000      1999
                               ---------- ---------- ---------- ----------
Net sales.....................   $66,474    $64,528   $187,489   $179,776
Cost of sales.................    41,256     39,488    112,393    119,692
                               ---------- ---------- ---------- ----------
Gross margin..................    25,218     25,040     75,096     60,084

Operating expenses:
  Research and development....     9,020      8,476     27,860     23,997
  Selling, general and
    administrative............    14,556     14,786     44,460     43,890
  Special charges.............     1,545       --        2,736      4,686
                               ---------- ---------- ---------- ----------
                                  25,121     23,262     75,056     72,573
                               ---------- ---------- ---------- ----------
Operating income (loss).......        97      1,778         40    (12,489)

Other income (expense):
  Interest income.............       637        638      2,095      1,813
  Interest expense............    (7,234)    (7,282)   (21,756)   (21,727)
  Other, net..................      (398)       180       (694)       (48)
                               ---------- ---------- ---------- ----------
Loss before income taxes
  and equity investment.......    (6,898)    (4,686)   (20,315)   (32,451)
Provision for income taxes....       138        250        403        750
                               ---------- ---------- ---------- ----------
Loss before equity investment.    (7,036)    (4,936)   (20,718)   (33,201)
Equity in loss of Qualcore
 Group, Inc. .................      (291)      --         (588)      --
                               ---------- ---------- ---------- ----------
Net loss .....................   ($7,327)   ($4,936)  ($21,306)  ($33,201)
                               ========== ========== ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

                                                         October 1,  December 31,
                                                            2000         1999
                                                        -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................   $35,252      $60,806
  Accounts receivable, less allowance for doubtful
    accounts of $623 at October 1, 2000 and $423
    December 31, 1999 ..................................    33,820       31,834
  Inventories...........................................    33,543       28,456
  Prepaid expenses and other current assets.............    13,587       12,917
                                                        -----------  -----------
          Total current assets..........................   116,202      134,013
                                                        -----------  -----------
Property, plant and equipment, at cost..................   432,024      413,716
Less: accumulated depreciation and amortization.........  (306,893)    (277,570)
                                                        -----------  -----------
   Net property, plant and equipment....................   125,131      136,146

Other assets............................................    21,356       14,127
                                                        -----------  -----------
                                                          $262,689     $284,286
                                                        ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable......................................   $20,182      $21,998
  Accrued compensation and employee benefits............    34,519       32,656
  Other accrued liabilities.............................    20,005       23,797
                                                        -----------  -----------
          Total current liabilities.....................    74,706       78,451

Notes Payable...........................................   280,000      280,000

Other non-current liabilities...........................    15,011       15,603

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
   authorized; 1,500,000 shares designated as Series A
   Cumulative Preferred Stock; 250,000 shares of Series
   A Cumulative Preferred Stock issued and outstanding
   at October 1, 2000 and December 31, 1999; aggregate
   liquidation preference $34,390.......................    25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
   authorized; 31,937,808 shares issued and outstanding
   at October 1, 2000 and 30,525,786 shares at December
   31, 1999. Class A Non-voting Common Stock, $0.01 par
   value; 30,000,000 shares authorized; 10,000,000
   shares issued and outstanding at October 1, 2000 and
   December 31, 1999....................................       419          405
 Deferred stock compensation............................    (1,836)          --
 Additional paid-in capital.............................    10,320        1,113
 Accumulated deficit....................................  (140,931)    (116,286)
                                                        -----------  -----------
          Total stockholders' deficiency................  (107,028)     (89,768)
                                                        -----------  -----------
                                                          $262,689     $284,286
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Nine Months Ended
                                                         ----------------------
                                                         October 1,  October 3,
                                                             2000       1999
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................. ($21,306)   ($33,201)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization.......................   32,309      41,855
     Write-down of assets held for disposal..............       --       3,677
     Purchased in-process research and development.......    1,545       1,009
  Changes in assets and liabilities:
     Accounts receivable.................................   (1,373)     (7,445)
     Inventories.........................................   (4,526)     (6,519)
     Prepaid expenses and other assets ..................      476      (1,115)
     Accounts payable....................................   (2,953)      6,829
     Accrued compensation and employee benefits..........    1,860       3,853
     Other accrued and non-current liabilities...........   (7,270)      1,252
                                                         ----------  ----------
           Cash (used) provided by operating activities..   (1,238)     10,195
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..................................  (17,985)     (7,157)
   Acquisition of Seattle Silicon, net of cash acquired..       --      (5,931)
   Acquisition of Calibre, Inc., net of cash acquired....     (355)         --
   Purchase of equity interest in Qualcore Group, Inc. ..   (8,056)         --
                                                         ----------  ----------
          Cash used by investing activities..............  (26,396)    (13,088)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.................    2,593          38
  Principal payments under capital lease ................     (513)       (403)
                                                         ----------  ----------
           Cash (used) provided by operating activities..    2,080        (365)
                                                         ----------  ----------
Decrease in cash and cash equivalents....................  (25,554)     (3,258)
Cash and cash equivalents at beginning of period.........   60,806      50,856
                                                         ----------  ----------
Cash and cash equivalents at end of period...............  $35,252     $47,598
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 1999. The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2000 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

As described in Note 10, Stockholders' Equity (Deficiency), to the consolidated financial statements of the Company's 1999 Annual Report filed on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of October 1, 2000, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $10.2 million. During the three-month period ended October 1, 2000, $1.1 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

2.Acquisition

On July 27, 2000, ZiLOG acquired Calibre, Inc. ("Calibre") pursuant to a merger agreement ("the Agreement") for an aggregate 743,714 shares of ZiLOG common stock, par value $.01 per share ("Common Shares") and Common Shares issuable upon exercise of vested options. The Agreement provides that the shareholders of Calibre may receive up to 527,799 additional Common Shares as additional consideration in the event that the Calibre business achieves certain financial targets in the twelve month period following the acquisition. The purchase price of approximately $4.9 million, including acquisition costs of approximately $0.1 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; goodwill of $3.3 million (four year amortization period); and in-process research and development of approximately $1.5 million. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Calibre subsequent to July 27, 2000 are included in the Company's condensed consolidated statements of operations.

Calibre's in-process research and development, primarily focused on a partially developed technology that replaces third-party transceivers to enable wireless communications, was expensed in the current period because the projects related to the acquired research and development had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications. Such customer design specifications include product functions, features and performance requirements. However, there can be no assurance that these products will ever achieve commercial viability.

Factors considered in valuing Calibre's in-process research and development included the state of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the purchased in- process technology was determined by estimating the projected net cash flows relating to such products, including costs to complete the technology and product development and the future expected income upon commercialization of the products over periods ranging from three to five years. These cash flows were then discounted to their net present value using an after-tax discount rate of 40 percent.

3. Equity Investment

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20% of the then- outstanding common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million plus expenses of $0.1 million, pursuant to a purchase and sale agreement (the "Qualcore Agreement"). Pursuant to this Qualcore Agreement, $5.5 million was paid on March 22, 2000 and $2.5 million was paid on April 14, 2000. ZiLOG accounts for its investment in Qualcore common stock using the equity method. Under the terms of the Agreement, ZiLOG has the option ("Option") until June 30, 2001 ("Expiration Date") to acquire all of the remaining outstanding shares of common stock of Qualcore for cash and/or a number of ZiLOG's Common Shares. If ZiLOG completes an initial public offering of Common Shares prior to the Expiration Date, the Option will automatically be exercised. If the Option is not exercised prior to the Expiration Date, ZiLOG may be required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock.

4. Related Party Transactions

ZiLOG purchased semiconductor design services from Qualcore totaling approximately $799,000 for the nine-month period ended October 1, 2000. For the nine-month period ended October 3, 1999, ZiLOG made no purchases from Qualcore. ZiLOG had payables to Qualcore of approximately $281,000 at October 1, 2000. Payment terms between ZiLOG and Qualcore are net zero, payable upon percentage of completion.

In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $14.3 million as of October 1, 2000, and $16.9 million as of October 3, 1999. The Company had payments due to AIT of approximately $3.8 million at December 31, 1999 and $1.9 million at October 1, 2000. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $5.1 million and $161,000 during the nine-month periods ended October 1, 2000 and October 3, 1999, respectively. As of October 1, 2000 and October 3, 1999, the Company had accounts receivable from GlobeSpan of $1.4 million and approximately $149,000, respectively.

5. Inventories

The components of inventories are as follows (in thousands):

                                 October 1,  December 31,
                                    2000        1999
                                 ----------- -----------
     Raw materials...............    $1,604      $1,477
     Work-in-process.............    23,902      20,146
     Finished goods..............     8,037       6,833
                                 ----------- -----------
                                    $33,543     $28,456
                                 =========== ===========

6. Segment Reporting

During the second quarter of 2000, ZiLOG reorganized and renamed its operating segments. ZiLOG continues to have two reportable segments, Communications and Embedded Control. The information presented below has been reclassified to reflect the change. The Company's Embedded Control segment is comprised of several product lines. Consistent with the rules of Statement of Financial Accounting Standards No. 131, the Company has aggregated these product lines into one reportable segment because these product lines have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. The Communications segment is generally more profitable than the Company's other operating segment and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. Financial results that do not pertain to either the Company's Communications or Embedded Control segments are reported as Corporate and Other.

Information regarding reportable segments for the three month and nine month periods ended October 1, 2000 and October 3, 1999 is as follows (in thousands):

                                                         Corporate
                                 Communica-   Embedded      and        Total
                                    tions      Control     Other    Consolidated
                                 ----------- ----------- ---------- ------------
Three Months Ended
 October 1, 2000:
Net sales....................       $24,411     $39,652     $2,411      $66,474
                                                                    ============

EBITDA.......................         5,821       4,531      1,748      $12,100
Special charges..............          --          --       (1,545)      (1,545)
Qualcore amortization .......          --          --          365          365
Depreciation and
 amortization................        (2,680)     (7,845)      (696)     (11,221)
Interest income..............          --          --          637          637
Interest expense.............          --          --       (7,234)      (7,234)
                                                                    ------------
Loss before income taxes
 and equity investment.......                                           ($6,898)
                                                                    ============

Nine Months Ended
 October 1, 2000:
Net sales....................       $71,564    $113,332     $2,593     $187,489
                                                                    ============

EBITDA.......................        20,990       8,543      4,122      $33,655
Special charges..............          --          --       (2,736)      (2,736)
Qualcore amortization .......          --          --          730          730
Depreciation and
 amortization................        (7,268)    (23,967)    (1,074)     (32,309)
Loss on asset disposal .......         --          --            6            6
Interest income..............          --          --        2,095        2,095
Interest expense.............          --          --      (21,756)     (21,756)
                                                                    ------------
Loss before income taxes
 and equity investment.......                                          ($20,315)
                                                                    ============

Three Months Ended
 October 3, 1999:
Net sales.....................      $19,439     $45,089     $  --       $64,528
                                                                    ============

EBITDA........................        7,261       5,324        --       $12,585
Depreciation and
 amortization.................       (1,768)     (8,859)       --       (10,627)
Interest income...............         --          --          638          638
Interest expense..............         --          --       (7,282)      (7,282)
                                                                    ------------
Loss before income taxes
 and equity investment.......                                           ($4,686)
                                                                    ============

Nine Months Ended
 October 3, 1999:
Net sales.....................      $61,954    $117,822     $  --      $179,776
                                                                    ============

EBITDA........................       24,981       8,958        --       $33,939
Special charges...............         --          --       (4,686)      (4,686)
Depreciation and
 amortization.................       (8,181)    (33,609)       (65)     (41,855)
Loss on asset disposal .......         --          --           65           65
Interest income...............         --          --        1,813        1,813
Interest expense..............         --          --      (21,727)     (21,727)
                                                                    ------------
Loss before income taxes
 and equity investment........                                         ($32,451)
                                                                    ============

Major customers: During the three month and nine month periods ended October 1, 2000, one distributor, Pioneer-Standard Electronics, who buys from both segments, accounted for approximately 14.7% and 11.9% of net sales, respectively. For the three month and nine month periods ended October 3, 1999, Arrow Electronics, who buys from both segments, accounted for 13.2% and 12.3% of net sales, respectively.

7. Special Charges

During the third quarter of 2000, ZiLOG incurred a special charge of $1.5 million of in-process research and development resulting from the acquisition of Calibre, Inc. During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the communications segment. In connection with this action, 24 people were terminated and 12 people were transferred into the Communications segment from other areas of the Company. In the second quarter of 1999, the Company incurred special charges of $4.7 million comprised of a $1.0 million charge of in-process research and development acquired from Seattle Silicon and a $3.7 million charge to write-down assets held for disposal to estimated net realizable value. The components of special charges are as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                                 October 1,  October 3,  October 1,  October 3,
                                    2000        1999        2000        1999
                                 ----------- ----------- ---------- ------------
Severance benefits...............     $   --      $   --      $951       $   --
Write-off of impaired assets.....         --          --       140           --
Contractual liabilities..........         --          --       100           --
Write down of assets held
  for disposal...................         --          --        --        3,677
In-process research and
  development....................     1,545           --     1,545        1,009
                                 ----------- ----------- ---------- ------------
                                     $1,545       $   --    $2,736       $4,686
                                 =========== =========== ========== ============

8. Deferred Stock Compensation

During the nine month period ended October 1, 2000, management determined that the Company had issued stock options to employees having exercise prices below the deemed fair value of the Common Shares on the date of grant. Accordingly, during the nine month period ended October 1, 2000, ZiLOG recorded deferred compensation of $2.3 million, representing the excess of the deemed fair value of the Common Shares on the date of grant over the options' exercise price. Deferred compensation expense is generally being amortized ratably over the four year option vesting period. Stock option compensation expense totaled $0.5 million for the nine month period ended October 1, 2000, which included $0.2 million of deferred compensation amortization expense.

9. Comprehensive Income

The Company had no items of other comprehensive income to report in either of the three month or nine month periods ended October 1, 2000 and October 3, 1999.

10. Legal Proceedings

We have been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain of our executive officers are also named as defendants. The plaintiff purports to represent a class of all persons who purchased our Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that we and certain of our executive officers made false and misleading statements regarding our business that caused the market price of our Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted our motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. The matter was fully briefed and argued to the Ninth Circuit Court of Appeals on June 8, 2000. On October 18, 2000, the Ninth Circuit Court of Appeals filed a Memorandum decision affirming the District Court's decision to grant our Motion To Dismiss and affirming the judgment in favor of all defendants. To our knowledge, the appellants have not filed a Petition For Rehearing by the due date of November 1, 2000 and have not yet filed a petition for a Writ of Certiorari to the United States Supreme Court. It is uncertain if the appellants will file for a petition for a Writ of Certiorari. We intend to continue to defend our interests vigorously in this case. We believe that it is unlikely that the outcome of this case will materially harm our business, but we cannot make any assurances in this regard.

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend our interests vigorously in these matters. We believe that it is unlikely that the outcome of these matters will materially harm our business, although we cannot make any assurances in this regard.

11. Recent Accounting Pronouncement

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain provisions of FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

Nine Months Ended October 1, 2000 and October 3, 1999

Net Sales. Our net sales increased 4.3% to $187.5 million for the nine months ended October 1, 2000 from $179.8 million for the nine months ended October 3,1999, and increased 3.0% for the third quarter of 2000 from the third quarter of 1999. The increases in sales for both the three and nine month periods of 2000 were primarily the result of higher unit shipments of communications products. Net sales of products in our Communications segment increased 15.5% to $71.6 million for the nine months ended October 1, 2000, as compared to $62.0 million for the nine months ended October 3, 1999, and increased 25.6% for the third quarter of 2000 from the third quarter of 1999. The increase for both the three month and nine month periods resulted primarily from higher unit shipments of serial communication controllers and other network processor products. Net sales of products in our Embedded Control segment decreased 3.8% to $113.3 million for the nine months ended October 1, 2000, as compared to $117.8 million for the nine months ended October 3, 1999, and decreased 12.1% for the third quarter of 2000 as compared to the third quarter of 1999. The decrease in our Embedded Control segment net sales for both the three-month and nine-month periods of 2000 compared to the same periods in 1999 resulted primarily from a marked decline in unit shipments of peripheral products. As previously disclosed, our peripherals product line was de-emphasized in the second half of 1999. For the three months and nine months ended October 1, 2000, peripheral product net sales declined 43.4% and 47.2%, respectively, compared to the same periods in 1999. Net sales increases for military and infrared remote devices partially offset sales declines in peripherals products for both the three months and nine months ended October 1, 2000, compared to the same periods in 1999. During the nine months ended October 1, 2000, net sales of our peripheral products were $12.4 million compared to $23.5 million in the nine months ended October 3, 1999. We expect the trend of decreasing computer peripheral product unit sales to continue and to result in sales of peripheral products at or below current levels in the foreseeable future. The primary customer for our military products placed what we believe to be a last time buy order for these products in the first quarter of 2000. We intend to discontinue our line of military products by the end of 2000. During the three and nine months ended October 1, 2000, net sales of military products were $3.1 million and $7.4 million, respectively.

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percentage of net sales improved to 40.1% for the nine months ended October 1, 2000 from 33.4% for the nine months ended October 3,1999. This increase in gross margin percentage was primarily attributable to our change in the estimated useful lives of certain equipment used in our eight-inch wafer fabrication facility during the third quarter of 1999. As a result of this change in accounting estimate, our depreciation expense was approximately $12.8 million lower than would have been recorded under the previous depreciation schedule in the nine months ended October 1, 2000. In addition, our gross margin in the nine-month period ended October 1, 2000, as compared to similar period in 1999, improved as a result of higher net sales and cost reduction programs. Gross margin as a percentage of sales declined slightly to 37.9% for the third quarter of 2000 from 38.8% for the third quarter of 1999, as a result of a decline in factory overhead absorption due to lower wafer production during the third quarter of 2000.

Research and Development Expenses. Research and development expenses increased 16.1% to $27.9 million for the nine months ended October 1, 2000 from $24.0 million for the nine months ended October 3, 1999, and 6.4% to $9.0 million for the third quarter of 2000 from $8.5 million for the third quarter of 1999. The increase in research and development expense was attributable primarily to higher product development costs in our Communications segment, including spending at our new design centers in India, Seattle and Fort Worth. Research and development expense during the nine months ended October 1, 2000 also included approximately $1.4 million of amortization relating to goodwill and other intangible assets acquired in connection with our Seattle and Fort Worth design centers. During the nine months ended October 1, 2000, both of our business segments were engaged in new product development projects, including eZ80 and Cartezian microprocessors, 0.35 micron one-time programmable microcontrollers and integrated television controller products. The number of employees engaged in research and development also increased from 140 as of October 3, 1999 to 172 as of October 1, 2000. We expect this trend in the increase of research and development expenses to continue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.3% to $44.5 million for the nine months ended October 1, 2000 from $43.9 million for the nine months ended October 3, 1999, but decreased 1.6% in the third quarter of 2000 from $14.8 million in the third quarter of 1999. Selling, general and administrative expenses included $1.1 million of IPO-related costs that were expensed in the third quarter of 2000. The IPO-related expenses were incurred in connection with our Registration Statement filed on Form S-1 in August of 2000 that was subsequently withdrawn in September of 2000. The increased spending for IPO-related costs in the third quarter of 2000, compared to the same period in 1999 was offset by a reduction of accrued expenses, including incentive bonus compensation charges.

Special Charges. We recognized special charges of $1.5 million in the three months ended October 1, 2000 which represented purchased in-process research and development projects in connection with our acquisition of Calibre, Inc. on July 27, 2000. For the nine months ended October 1, 2000, special charges totaled $2.7 million, which also included $1.2 million of restructuring charges consisting of $1.0 million of severance and related benefits and $0.2 million of asset and contractual liability write-offs. These charges relate to a restructuring of operations intended to focus our human and financial resources on our Communications segment. We terminated 24 people in connection with this action and an additional 12 were re-deployed from other areas of our business into our Communications segment. In the nine month period ended October 3, 1999, we recorded special charges of $3.7 million for write-downs of equipment held for sale and $1.0 million of purchased in-process research and development projects in connection with the acquisition of assets from Seattle Silicon.

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

Income Taxes. Our provision for income taxes was $0.4 million for the nine months ended October 1, 2000, compared to $0.8 million for the nine months ended October 3, 1999. Our tax provisions in 1999 and 2000 related to the foreign jurisdictions in which we operate where profits have been or are expected to be earned. Because of our overall loss position, we established a full valuation allowance for the tax assets originating from current year losses and we have not realized any benefit in the 2000 tax rate. We will continue to evaluate the future utilization of the deferred tax assets on a quarterly basis. In addition, changes in our share ownership may restrict our ability to utilize our net operating loss carryforwards.

Equity in Loss of Qualcore. Our equity in loss of Qualcore was $0.3 million for the three months ended October 1, 2000. This loss of $0.3 million was comprised of $0.4 million of goodwill amortization expense and $0.1 million of net income associated with our 20% equity ownership interest in Qualcore. Goodwill on the Qualcore investment is being amortized over a five- year period.

EBITDA

For the third quarter ended October 1, 2000, EBITDA was $12.1 million as compared to $12.6 million for the corresponding period in 1999. For the nine month periods ended October 1, 2000 and October 3, 1999, EBITDA was $33.7 million and $33.9 million, respectively.

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

Liquidity and Capital Resources

Our primary cash needs are debt service, working capital and capital expenditures. We meet these needs with our operating cash flow, cash on hand and available credit lines. As of October 1, 2000, we had cash and cash equivalents of approximately $35.3 million. Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a three-year revolving credit facility of up to $25.0 million and a five year capital expenditure line of up to $15.0 million which expire on December 30, 2001 and 2003, respectively. The calculated availability under this credit facility was $39.1 million as of October 1, 2000. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (8.8% at October 1, 2000) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (10.5% at October 1, 2000) or LIBOR plus 3.0% (9.8% at October 1, 2000) for the capital expenditure line. There were no borrowings under either facility as of October 1, 2000.

During the nine months ended October 1, 2000, our operating activities used net cash of $1.2 million, which was primarily attributable to our overall net loss of $21.3 million, an increase of $4.5 million in our inventories and a $7.3 million decrease in other accrued and noncurrent liabilities, partially offset by non-cash items, including $32.3 million of depreciation and amortization. During the nine months ended October 3, 1999, our operating activities provided net cash of $10.2 million which was primarily attributable to the positive effect of non-cash items including $41.9 million of depreciation and amortization and a write-down of assets held for disposal of $3.7 million, which were partially offset by our net loss of $33.2 million.

During the nine months ended October 1, 2000, our investing activities used cash of $26.4 million consisting of $18.0 million of capital expenditures and $8.1 million, including expenses, for the acquisition of a 20% equity investment in Qualcore with an option to purchase the remaining 80% interest. We accounted for this investment in Qualcore using the equity method. During the nine months ended October 3, 1999, our investing activities used cash of $13.1 million consisting of $7.2 million of capital expenditures and $5.9 million for the acquisition of the assets of Seattle Silicon.

During the nine months ended October 1, 2000, cash provided from financing activities totaled $2.1 million and related primarily to $2.6 million of proceeds received from issuances of common stock which were offset by principal payments under capital leases of $0.5 million. Cash used by financing activities of $0.4 million in the nine months ended October 3, 1999 was from principal payments under capital leases.

We incurred substantial indebtedness in connection with the recapitalization merger we completed in 1998. We currently have $280.0 million in aggregate principal amount of senior notes outstanding which are publicly traded and subject us to the reporting requirements of the Securities Exchange Act of 1934, as amended. Our ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance our indebtedness, including the senior notes, or to fund capital and other expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The agreement governing our senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The senior notes will mature on March 1, 2005. Interest on the senior notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

We have financed our cash requirements for working capital and capital expenditures primarily through internally generated cash flows and existing cash reserves. We intend to spend approximately $28.0 million in capital expenditures in 2000, primarily for expansion of our sub-micron wafer fabrication capacity in Idaho. For the nine months ended October 1, 2000, our capital expenditures totaled $18.0 million. Based upon the current level of operations, our management believes that cash flow from operations, available cash and available borrowings under the credit facility will be adequate to meet our future requirements for working capital, capital expenditures and other expenditures, as well as scheduled interest payments on our indebtedness, including the senior notes, for at least the next 12 months. We cannot assure you, however, that the business will generate sufficient cash to enable us to service our indebtedness, including the senior notes, or make anticipated capital and other expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and long-term debt obligations. We do not use derivative financial investments in our investment portfolio. Our Company's primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high quality credit issuances and limiting the amount of credit exposure to any one company. We mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. We have no cash flow exposure due to rate changes for our cash equivalents or our senior notes as these instruments have fixed interest rates.

The table below presents principal amounts and related average interest rates by year of maturity for our Company's cash equivalents and debt obligations as of October 1, 2000 (dollars in thousands):

Interest Rate Risk
                                  2000       2005      Total    Fair Value
                               ---------- ---------- ---------- ----------
Cash Equivalents:
  Fixed rate ..................  $34,429    $   --     $34,429    $34,429
  Average interest rate .......     6.42%       --        6.42%       --

Long-Term Debt:
  Fixed rate ..................      --    $280,000   $280,000   $238,700
  Stated interest rate ........      --        9.50%      9.50%       --

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in a purported class action lawsuit that was filed on January 23, 1998 in the U.S. District Court for the Northern District of California. Certain of our executive officers are also named as defendants. The plaintiff purports to represent a class of all persons who purchased our Common Stock between June 30, 1997 and November 20, 1997 (the "Class Period"). The complaint alleges that we and certain of our executive officers made false and misleading statements regarding our business that caused the market price of our Common Stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. On March 24, 1999, the district court granted our motion to dismiss and entered judgment in favor of all defendants. On April 16, 1999, the plaintiffs filed their notice of appeal to the Ninth Circuit Court of Appeals. The matter was fully briefed and argued to the Ninth Circuit Court of Appeals on June 8, 2000. On October 18, 2000, the Ninth Circuit Court of Appeals filed a Memorandum decision affirming the District Court's decision to grant our Motion To Dismiss and affirming the judgment in favor of all defendants. To our knowledge, the appellants have not filed a Petition For Rehearing by the due date of November 1, 2000 and have not yet filed a petition for a Writ of Certiorari to the United States Supreme Court. It is uncertain if the appellants will file for a petition for a Writ of Certiorari. We intend to continue to defend our interests vigorously in this case. We believe that it is unlikely that the outcome of this case will materially harm our business, but we cannot make any assurances in this regard.

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend our interests vigorously in these matters. We believe that it is unlikely that the outcome of these matters will materially harm our business, although we cannot make any assurances in this regard.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed herewith:

Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K:

On August 3, 2000, we submitted a Current Report on Form 8-K to the Securities and Exchange Commission regarding the filing of a Form S-1 Registration Statement for a proposed initial public offering of its common stock.

On September 8, 2000, we submitted a Current Report on Form 8-K to the Securities and Exchange Commission regarding our request to withdraw the Form S-1 Registration Statement and accompanying exhibits.

ZiLOG, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, INC.

(Registrant)

By:	/s/ Gary Patten

Gary Patten
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 10, 2000