Form 10-K405
period 2000-12-31
ZILOG INC
filed 2001-04-02
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 001-13748

ZiLOG, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

910 East Hamilton Avenue
Campbell, California   95008
(Address of Principal Executive Offices including Zip Code)

(408) 558-8500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate value of voting Common Stock and Class A Non-Voting Common Stock held by nonaffiliates of the Registrant was $29,274,528 and $1,327,644, respectively, as of March 1, 2001 based upon the value of the shares established by the Registrant for this purpose. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2001, 32,016,272 shares of the Registrant's voting Common Stock and 10,000,000 shares of the Registrant's Class A Non-Voting Common Stock were issued and outstanding.

ZiLOG, INC.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

Extreme Connectivity © ZiLOG, Inc. 1999

PART I

ITEM 1. BUSINESS

Executive Summary

We are a worldwide designer, manufacturer and marketer of semiconductor micro-logic devices for use in the growing communications and embedded control markets. Using proprietary technology that we have developed over our 25-year operating history, we provide advanced devices that our customers design into their end products. Our devices, which often include related application software, typically combine a microprocessor and/or digital signal processor, memory and input and output functions on a single semiconductor. Our communications devices enable data communications and telecommunications companies to process and transmit information. These devices include serial communication controllers and network processors used in communication networks for voice and data transmission. Our embedded control devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. These devices control such functions as the speed of a motor, an infrared remote control and the charging cycle of a battery charger.

Our primary strategic focus is to become a key semiconductor technology enabler of people's increasing ability to be connected to each other and to their electronic devices at any time and from anywhere. We call this concept Extreme Connectivity. Our two distinct business segments-communications and embedded control-develop solutions to address critical aspects of Extreme Connectivity. For example, our communications segment focuses on developing efficient solutions that address the speed and capacity requirements of the next generation of Internet and telecommunications infrastructures and devices. Our embedded control segment provides solutions for controlling electronic devices that have the potential to be connected through wired and wireless networks.

Our Industry

The semiconductor market is comprised of five broad product segments: micro-logic, other logic, memory, analog and discrete devices. We compete in the micro-logic device segment.

Micro-logic devices are processor-based semiconductors that include microprocessors, microcontrollers and digital signal processors which typically process information, output data or control signals according to programmed instructions and various external inputs. Micro-logic devices also include microperipherals which operate in conjunction with these processor-based devices to provide systems support or to control communications, graphics and images, mass storage, voice and other user input systems.

Semiconductor manufacturers target the micro-logic market through both application specific standard products, or ASSPs, which are tailored for a specific application but are not proprietary to a single customer, and general purpose products, which are neither application nor customer specific. We design, manufacture and market ASSPs targeted at the communications portion of the micro-logic device segment, and both ASSPs and general purpose products targeted at the embedded control portion of the micro-logic device segment.

Products and Applications

We rely on our knowledge, experience, customer relationships and expertise in micro-logic devices to target products to compete in the growing communications and embedded control markets. We work closely with industry leaders in our target markets to design application specific standard products and general purpose products that are used for a wide variety of applications. Through our customer relationships, we have been able to provide innovative solutions and thereby attract multiple customers that compete in the same markets.

We currently offer approximately 800 products that are sold in a wide selection of configurations to over 5000 original equipment manufacturers and end-users worldwide in the communications and embedded control markets.

Communications Products and Applications. We provide high-performance programmable communications processors that are adaptable to a variety of communications applications. Our communications products are designed to process the flow of information in communications equipment. Among the many communications products that we currently design, manufacture and sell are serial communication controllers, Z180 family microprocessors, Z380 family data communications controllers and infrared data transceivers. The primary applications for serial communications controllers are switches and line cards. These microperipherals code and decode information that enables voice and data communications to be transmitted and received over telephone lines. The Z180 family of microprocessors are used in Wide Area Network (WAN) controllers, modems (both wired and wireless) and small office routers. Markets which use these products include point of sale terminals, industrial control, gaming and personal digital assistant devices. Internet connectivity software is available for certain members of this family of products. The Z382 data communication processor is used in a broad range of applications, from general purpose to local area networks (LANs) to wide area networks (WANs). Its personal computer memory card international association (PCMCIA) interfaces permit it to be readily integrated into stand-alone, desktop and laptop computer applications. Infrared data transceivers are used for point to point wireless data transmission between a variety of electronic appliances, including notebook computers, mobile phones and personal digital assistants.

Communications products that are in development include the CarteZian Communications Engine, the eZ80 Internet Engine, ZiLOG Communications Controllers and the Z80S188 Microprocessors. These products are expected to enhance a wide variety of communications applications including, among others: voice over internet protocol routers, WANs, LANs, factory automation, facility management, internet appliances, storage networks, electronic games and home office security systems. Many of these new products are expected to be introduced during the second half of 2001 and throughout 2002. See risks listed under "We may not be able to introduce and sell new products and our inability to do so may harm our business materially." and "Our future success is dependent on the release and acceptance of our new eZ80 Internet Engine and CarteZian Communication Engine family of products."

Embedded Control Products and Applications. We provide embedded controllers that are adaptable for use in a variety of consumer products and industrial equipment. These microcontrollers are designed to provide increased functionality, performance and ease of use in the products in which they are embedded. Among the many embedded control products that we currently make are eZ Select Vertical Blanking Decoders, eZ Vision On-Screen Display Controllers, Infra Red Remote Controllers, Z8 and Z8 Plus Field Programmable Microcontrollers. The primary applications for eZ Select Vertical Blanking Decoders are closed caption decoding, parental control violence blocking, and auto time set, among other functions. The eZ Vision On-Screen Display controllers integrate television on-screen display and control functions onto a single chip. Our Infra Red Remote Controller products primarily address the universal remote control market for multiple brands of televisions, videocassette recorders and set top box systems. The Z8 and Z8 Plus microcontrollers we design, manufacture and sell are used in such applications as battery chargers, appliance controls, garage door openers and electric toothbrushes.

Embedded control products in development include the Muze family of microcontrollers for use in analog applications, such as battery chargers and security systems. The Muze family has already been introduced with other products in the family expected to be introduced through 2002. See risks listed under "We may not be able to introduce and sell new products and our inability to do so may harm our business materially" and "Our future success is dependent on the release and acceptance of our new eZ80 Internet Engine and CarteZian Communication Engine family of products."

Development Tools

We offer a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program our microcontrollers and processors for specific applications and are a key factor for obtaining design wins.

ZiLOG's Developer Studio, which we refer to as ZDS, is a complete stand-alone software program that provides an all-in-one development environment for designers using our comprehensive line of development tools. ZDS integrates a language-sensitive editor, project manager C-compiler, assembler, linker and symbolic debugger that supports our entire line of Z8, Z8Plus, eZ80, Z80S180 and DSP processors. ZDS provides a standard user interface that revolves around a Windows®-based environment. The program contains an integrated set of windows, document views, menus and toolbars which enable developers to create, test and refine applications without having to alternate from one screen or program to another.

Many independent companies also develop and market application development tools and systems that support our standard product architecture. We believe that familiarity with, and adoption of, our and third-party development systems by new product designers will be an important factor in the future selection of our products. These development tools allow design engineers to develop thousands of applications from our standard products.

Customers, Sales and Marketing

We use a total marketing approach to build relationships with a targeted list of original equipment manufacturers, distributors and end-users in the communications and embedded control markets. Lead communications customers in 2000 included Alcatel, Cisco Systems, Handspring, Lucent Technologies, Hewlett-Packard and Nortel. Important embedded control customers include Black & Decker, Chamberlain Group, Hitachi, Recoton/STD Manufacturing, Samsung and Thomson/RCA.

To market our products to our customers, we utilize a well-trained and highly-skilled direct sales and distribution sales force, a customer-centric website, technical documentation that includes product specifications and application notes, development tools and reference designs, sales promotional materials, targeted advertising and public relations activities, and involvement in key trade shows and technical conferences in North America, Europe and Asia. During 2000, we derived approximately 60% of our net sales from direct sales to original equipment manufacturers, compared to 60% in 1999, and 40% from sales through distributors, compared to 40% in 1999.

Our direct sales force of approximately 100 people focuses on four geographic areas: Americas, Europe, Asia and Japan. We have sales offices located in the metropolitan areas of Atlanta, Austin, Boston, Campbell, Chicago, Cleveland, Dallas, El Paso, Los Angeles, Minneapolis, Philadelphia, Portland, San Diego, Beijing, Hong Kong, Kuala Lumpur, London, Munich, Seoul, Shanghai, Shenzhen (China), Singapore, Soemmerda (Germany), Taichung City (Taiwan), Taipei, Tokyo, Toronto and Vancouver.

We provide direct customer support through our field application engineers, who are located in our sales offices around the world and work directly with local customers in close consultation with our factory-based technical specialists. Field application engineers typically develop technology expertise in a market segment that is most prominent in their geographic areas. These engineers provide significant aid to the customer throughout the design process. Customer support for the Americas and Japan is handled by our customer support center in Austin, Texas. This facility provides responses for customers' technical questions, product availability and order entry administration. Our local area sales offices handle customer service functions for Asia and Europe.

In January 2000, we announced an exclusive full-service distribution agreement with Pioneer-Standard in North America and our intention to terminate our existing relationships with our three largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. These terminations were completed at the end of the third quarter of 2000. In 1999, these three distributors collectively purchased $42.3 million of our products. By virtue of this exclusive agreement, we receive more dedicated sales and marketing resources from Pioneer-Standard than from our previous three distributors combined. These resources include sales representatives focused full-time on our business, co-operative trade advertising, seminars and workshops to train design engineers about our products, direct mail advertising and collateral materials and web site pages dedicated to our products.

Pioneer-Standard accounted for approximately 11.5% of our net sales during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, Arrow Electronics accounted for approximately 12.6% and 10.5% of our net sales, respectively. In 2000, we terminated our North American distribution agreement with Arrow Electronics.

As further explained in Note 2 to the consolidated financial statements, commencing in 2000, revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them is deferred until products are resold by the distributor to end users. Prior to fiscal 2000, revenue on shipments to distributors having rights of return and price protection on unsold merchandise held by them were recognized upon shipment to the distributors, with appropriate provisions for reserves for returns and allowances. The figures presented above for 1999 and 1998 net sales to Arrow Electronics have not been restated to the new method of accounting for revenue recognition.

Manufacturing and Sourcing

We operate two semiconductor fabrication facilities in Idaho. Because our manufacturing facilities are underutilized at this time, we intend to move the manufacture of certain products from our older facility, Mod II, to our newer facility, Mod III. Property, plant and equipment with a book value of $9.9 million was written down by $6.9 million to an estimated realizeable value of $3.0 million which is included in other current assets on the December 31, 2000 consolidated balance sheet. The Company has engaged in discussions with several prospective buyers of these assets and expects to complete the sale in the first half of 2001. We are currently producing at .35, .65, .8 and 1.2 micron geometries. For the year ended December 31, 2000, we estimate that our wafer fabrication facilities were operating at approximately 69% of capacity which should enable us to capitalize on future upswings in industry demand. We conduct most of our final test operations at our facility in the Philippines and outsource our assembly operations to subcontractors primarily in Indonesia and the Philippines. We expect to outsource the manufacture of our CarteZian products and several other products to third party foundries as volume and return on capital considerations so dictate.

ISO 9001 and 9002 certifications were granted to our facilities in Idaho by the National Standards Authority of Ireland and an ISO 9002 certification was granted to our Philippines test facility by the SGS International Certification Services AG of Zurich, Switzerland. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

Research and Development

As of December 31, 2000, we employed 153 people in research and development as compared to 171 people as of December 31, 1999. Expenditures for research and development during 2000 were $36.9 million, representing 15% of net sales. Expenditures for research and development in 1999 were $32.8 million and represented 13% of net sales, in 1998, expenditures were $28.8 million and represented 14% of net sales. During 2000, our research and development activities were focused largely on communications product development relating to our eZ80 and CarteZian products.

During 1999, we focused on growing and enhancing our research and development in the areas of product design and tool development. In April 1999, we acquired the assets of Seattle Silicon Corporation, which offers product design capability for analog and mixed signal system-on-a-chip technology. In the fourth quarter of 1999, we opened a design center in Bangalore, India, and we also acquired the assets of Production Languages Corporation in Fort Worth, Texas. Both the India Design Center and the former Production Languages Corporation are focused on development of embedded software and development tools optimized for our products.

Competition

The semiconductor industry is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater resources than ours with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market.

We compete with other micro-logic device manufacturers who target the same specific market segment. Our current and future communications products compete with, or are expected to compete with, products offered by Advanced Micro Devices, ARM, Atmel, Intel, Lucent Technologies, MIPS Technologies, Mitel, Motorola, NEC, NetSilicon, Philips, PMC-Sierra, Sharp, Texas Instruments and Toshiba. Our current and future embedded control products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics and Toshiba. However, we believe that no single competitor addresses exactly the same set of products or markets as we do.

Backlog

Our total backlog of released orders was $33.0 million as of December 31, 2000 as compared to $43.0 million as of December 31, 1999. Our sales are generally made pursuant to short-term purchase orders rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period.

Patents and Licenses

As of December 31, 2000, we held 113 U.S. and 16 foreign patents and had 51 U.S. and 16 foreign patent applications pending. We have more than 80 U.S. mask work registrations on our products. We hold copyright registrations to protect proprietary software employed in over 100 of our products. We have 9 registered trademarks and have common law rights in more than 40 trademarks or servicemarks. In addition, we have more than 150 active licenses for product or technology exchange. The purpose of these licenses has, in general, been to provide second sources for standard products or to convey or receive rights to valuable proprietary or patented cores, cells or other technology.

Employees

As of December 31, 2000, we had 1,273 full-time employees, including 918 in manufacturing, 153 in research and development, 133 in sales and marketing and 69 in finance and administration. In January 1999, we terminated 384 employees in connection with the outsourcing of our Philippines assembly operations. In June 2000, we transferred 12 employees to our communications business segment and terminated 24 other employees in connection with our shift in business strategy to focus on communications products. In December 2000, we announced the termination of 86 employees, at many levels throughout the Company, to better align our costs with our projected revenues in light of the significant downturn in the Company's business. We consider our relations with our employees to be good and believe that our future success will depend, in large part, upon our ability to attract, retain, train and motivate our employees. None of our employees are represented by labor unions.

Environmental

Our manufacturing processes require substantial use of various hazardous substances, and, as a result, we are subject to a variety of governmental laws and regulations related to the storage, use, emission, discharge and disposal of such substances, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. We believe we have all the material environmental permits necessary to conduct our business.

In February 1999, our facilities in Idaho received ISO 14001 certification by the National Standards Authority of Ireland, an independent auditor of environmental management systems. We believe that ISO 14001 certification is widely recognized as the global standard for measuring the effectiveness of a company's environmental management. To qualify, companies must implement an environmental management system, comply with all relevant regulations, commit to prevent pollution, adopt a program of continual improvement, and submit to periodic outside audits of their environmental management system. Our environmental management system controls and monitors all of the ways in which we impact the environment, including air quality, water use, conservation, waste disposal and chemical handling.

.

ITEM 2. PROPERTIES

ZiLOG's headquarters are located in Campbell, California, in a 108,000 square foot facility leased through February 2004. ZiLOG performs wafer fabrication at its 118,000 square foot and 158,000 square foot buildings located on a 53-acre site in Nampa, Idaho. We own these Idaho facilities. Management has approved a plan to sell the 118,000 square foot building along with 13 acres of land. A majority of our final test operations are performed at ZiLOG's 54,000 square foot facility in the Philippines, which is leased through 2004. We have leased a 17,249 square foot customer support and engineering design center in Austin, Texas, which expires February 14, 2003. In 1999, we opened a design center in Bangalore, India and have entered into a lease agreement for approximately 10,000 square feet. In addition, we have short-term leases for its sales offices located in the U.S., Canada, England, Germany, Japan, Korea, Malaysia, the People's Republic of China (including Hong Kong), Singapore and Taiwan. We believe that our existing facilities, together with the expansion of the design center in India, will be adequate to meets its requirements for the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

We are a party to an insurance coverage lawsuit in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996, in which our former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., claim that insurance coverage did not exist for allegations made in an underlying lawsuit brought by our employees and their families who claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at our manufacturing plant in Nampa, Idaho in 1993 and 1994. The insurers seek a declaration that insurance coverage under the applicable policies did not exist, and they seek reimbursement of attorneys' fees, costs and settlement funds expended on our behalf. A total of approximately six million, three hundred thousand dollars ($6,300,000) plus interest is sought by the insurers. Both the insurers and the Company have each brought separate motions for summary judgment or, in the alternative, motions for summary adjudication. All such motions were denied by the Superior Court, and the Court of Appeals denied each party's respective petition for review of each denial of their summary judgment motions. We petitioned the California Supreme Court for review of the denial of our motion for summary judgment. The California Supreme Court denied our petition for review without making a decision on the merits of the dispute. The insurers have renewed their motion for summary adjudication. The Company is opposing that motion. No trial date has been set. Based upon information presently known to us, we are unable to determine the ultimate resolution of this lawsuit or whether it will have a material adverse effect on our financial condition.

One party has notified us that we may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. We are investigating the claims of all of these parties. In the event we determine that such notice may involve meritorious claims, we may seek a license. Based on industry practice, we believe that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on our financial condition. See Factors That May Affect Future Results - "We could be subject to claims of infringement of third-party intellectual property rights, which could result in significant expense to us and/or loss of such rights."

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourself vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction, we ceased having publicly traded equity. From May 17, 1995 through February 27, 1998, our Common Stock traded on the New York Stock Exchange under the symbol "ZLG." Previously, our Common Stock traded on the NASDAQ National Market under the symbol "ZLOG."

As of December 31, 2000, there were approximately 222 stockholders of record of our Common Stock, eight holders of the Company's Class A Non-Voting Common Stock and eight holders of our Series A Cumulative Preferred Stock. Immediately after consummation of the Merger, in February 1998, ZiLOG's Board of Directors (the "Board"), declared a 4-for-1 stock split in the form of a dividend for each share of Common Stock and Class A Non-Voting Common Stock and designated 1,500,000 shares of Preferred Stock as Series A Cumulative Preferred Stock. In August 1998, the Board approved a 2-for-1 stock split on each share of Common Stock and Class A Non-Voting Common Stock.

We have not paid cash dividends on our Common Stock, Class A Non-Voting Common Stock or Series A Cumulative Preferred Stock and do not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the agreement dated as of February 27, 1998, between us, certain of our subsidiaries and State Street Bank and Trust Company, as trustee (the "Indenture"), governing the Senior Secured Notes (the "Notes") and the Secured Revolving Credit Facility (the "Credit Facility") limit our ability to pay dividends on its capital stock. We intend to retain our earnings for the development of our business.

Our Series A Cumulative Preferred Stock accumulates dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 26, 2008, and 15.5% per annum thereafter. Dividends will be payable, at the election of the Board but subject to availability of funds and the terms of the Indenture and the Credit Facility, in cash or in kind through a corresponding increase in the liquidation preference of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock has an initial liquidation preference of $100.00 per share.

To the extent that a quarterly dividend payment in respect of a share of Series A Cumulative Preferred Stock is not made in cash when due, the amount of such unpaid dividend will accumulate (whether or not declared by the Board) through an increase in the liquidation preference of such share of Series A Cumulative Preferred Stock equal to the amount of such unpaid dividend, and compounding dividends will accumulate on all such accumulated and unpaid dividends. The liquidation preference will be reduced to the extent that previously accumulated dividends are thereafter paid in cash. We are required on February 27, 2008 to pay in cash all accumulated dividends that have been applied to increase the liquidation preference, but only to the extent that such dividends have not been paid in cash.

Shares of Series A Cumulative Preferred Stock may be redeemed at our option, in whole or in part, at 100%, if redeemed on or after February 27, 2003, in each case of the sum of (a) the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the date of redemption. Optional redemption of the Series A Cumulative Preferred Stock will be subject to, and expressly conditioned upon, certain limitations under the Indenture and the Credit Facility.

In certain circumstances, including the occurrence of a change of control of our ownership, but subject to certain limitations under the Indenture and the Credit Facility, we may be required to repurchase shares of Series A Cumulative Preferred Stock at 102.5% of (a) the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the repurchase date.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and its subsidiaries.

                                                               Years Ended December 31,
                                                                      (in thousands)
                                                  -----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  ---------  ---------  ---------  ---------  ---------

Consolidated Statements of Operations
     Data:
Net sales....................................... $ 239,213  $ 245,138  $ 204,738  $ 261,097  $ 298,425
Cost of sales...................................   151,721    158,768    163,315    171,722    175,319
                                                  ---------  ---------  ---------  ---------  ---------
Gross margin....................................    87,492     86,370     41,423     89,375    123,106

Research and development........................    36,856     32,777     28,846     30,467     30,548
Selling, general and administrative.............    54,478     59,082     54,317     47,806     47,934
Special charges (1).............................    17,489      4,686     38,620       --         --
                                                  ---------  ---------  ---------  ---------  ---------
                                                   108,823     96,545    121,783     78,273     78,482
                                                  ---------  ---------  ---------  ---------  ---------
Operating income (loss).........................   (21,331)   (10,175)   (80,360)    11,102     44,624

Interest income.................................     2,756      2,567      3,755      3,167      2,733
Interest expense................................    29,062     28,954     24,375        275        290
Other, net......................................      (805)      (324)      (796)       832       (911)
                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes, equity
     investment and cumulative effect of change
     in accounting principle....................   (48,442)   (36,886)  (101,776)    14,826     46,156
Provision (benefit) for income taxes............       332      1,004    (14,248)     2,965     16,155
                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) before equity investment and
     cumulative effect of change in accounting
     principle..................................   (48,774)   (37,890)   (87,528)    11,861     30,001
Equity in loss of Qualcore Group, Inc. .........      (885)      --         --         --         --
                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) before cumulative effect of
     change in accounting principle.............   (49,659)   (37,890)   (87,528)    11,861     30,001
Cumulative effect of change in accounting
     principle..................................    (8,518)      --         --         --         --
                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)............................... $ (58,177) $ (37,890) $ (87,528) $  11,861  $  30,001
                                                  =========  =========  =========  =========  =========

Pro forma net loss (2).......................... $ (49,659) $ (41,597) $ (84,946) $    --    $       --
EBITDA(3)....................................... $  37,829  $  46,555  $  19,259  $  75,456  $  91,307

Consolidated Balance Sheet Data
     (at end of period):
Working capital................................. $  23,692  $  55,562  $  46,807  $ 131,594  $  88,567
Total assets.................................... $ 239,747  $ 284,286  $ 297,071  $ 415,639  $ 401,066
Total long-term debt............................ $ 280,000  $ 280,000  $ 280,000  $    --         --
Total preferred stock........................... $  25,000  $  25,000  $  25,000  $    --         --
Stockholders' equity (deficiency)............... $(142,883) $ (89,768) $ (48,231) $ 340,482  $ 325,280

  Special charges consist of asset write-downs, restructuring charges and purchased in-process R&D charge in 2000, asset write-downs and purchased in-process R&D charge in 1999, and recapitalization and restructuring charges in 1998. See Note 6 of Notes to Consolidated Financial Statements.

  Pro forma net loss reflects pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively for the years 1999 and 1998. Data was not available in sufficient detail to provide pro forma information for 1997 and 1996. See Note 2 of the Notes to Consolidated Financial Statements.

  EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization tangible assets, non-cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing our operating performance, financial position and cash flows. The EBITDA measure presented herein may not be compared to EBITDA as presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of our financial condition and results of operations of the Company and its subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Results of Operations

Our operating results have and will vary because of a number of factors, including the timing and success of new product introductions, customer design wins and losses, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders, fluctuations in manufacturing productivity and overall economic conditions. Sales comparisons are also subject to customer order patterns and seasonality.

Overview

We were founded in 1974 as a designer, developer and manufacturer of 8-bit microprocessors and have evolved into a designer, manufacturer and marketer of semiconductor micro-logic devices for use in the communications and embedded control markets. Using proprietary technology, we provide devices that our customers design into their end products. Our devices enable data communications and telecommunications companies to process and transmit information and also enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products.

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol "ZLG." On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction we ceased having publicly traded equity. Since the merger was structured as a recapitalization with a continuing minority stockholder group, our financial statements still reflect our historical basis of accounting. After the merger, our strategy has changed significantly. Our restructuring activities have included streamlining various production facilities and outsourcing our assembly operations. In addition, we have shifted our focus to serving the communications and embedded control markets.

In 1998 we undertook restructuring actions to reposition our cost structure in light of the downturn that the semiconductor industry was then experiencing, including:

  We terminated 33 sales and headquarters personnel, 120 people in our Idaho wafer manufacturing facilities and 384 people in our Philippines assembly operations and incurred charges of approximately $5.3 million relating to these actions. We also shifted production at our Idaho fabrication site into our newer and more efficient eight-inch wafer fabrication facility in order to achieve lower production costs and provide assembly flexibility; and

  We closed our entire assembly operation in the Philippines and moved production to several contractors in Southeast Asia, which improved our pricing, cycle times and quality and allowed us to focus resources on product design, wafer manufacturing, product testing and customer support.

In April 1999, we acquired the net assets of Seattle Silicon Corporation in a transaction valued at $5.9 million, net of cash acquired, paid in a combination of cash and assumption of some liabilities of Seattle Silicon. In connection with this acquisition, we recorded a $1.0 million charge for purchased in-process research and development projects. In December 2000, we recorded a charge of $2.3 million to reflect impairment of the remaining book value of intangible assets relating to this acquisition.

In July 1999, we changed the estimated useful lives on some of the equipment in our eight-inch wafer fabrication facility from five to seven years, based on the recent qualification of a new .35 micron wafer manufacturing process and the transfer of additional production into this facility. This change in accounting estimate reduced depreciation expense by $9.1 million during 1999, and by $14.3 million in 2000 compared to the amount we would have recorded under our previous useful life estimates.

We sell our products through two channels, direct sales to original equipment manufacturers and sales through third-party distributors. During 2000, sales to original equipment manufacturers accounted for 60% of our total net sales, and sales to distributors accounted for 40% of total net sales. During the same period, our total net sales were comprised of approximately 46.4% domestic sales and 53.6% international sales. Some of our agreements with distributors allow limited right of return and price protection on merchandise unsold by the distributors (see Net Sales below). Beginning in 2000, we recognize revenue on sales to these distributors after the distributor has resold the products to an end customer. For our other customers, we recognize revenue when we transfer the title of our goods to our customers, generally upon shipment. Appropriate reserves are provided for returns and price allowances.

In January 2000, in order to streamline our distribution channels, we announced our intention to terminate our existing relationships with our three largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. During 2000 we franchised Pioneer-Standard Electronics as our sole exclusive full service distributor in North America. Pioneer-Standard has committed a larger base of resources to us than our prior three distributors combined.

In the second quarter of 2000, we reclassified our military product line from our communications segment to our embedded control segment. Information for historical periods has been reclassified to conform to the current organizational structure. In June 2000, to allocate greater resources to our communications segment, we refocused our operations by transferring 12 people to our communications group from our other business groups. We further reduced the number of people dedicated to these other business groups by 24. We recorded a restructuring charge of $1.2 million, which included severance benefits of $1.0 million, $0.1 million asset write-off, and $0.1 million contractual liability.

In the second half of 2000, our customer order levels began to decline as a result of slowing general economic conditions and high customer inventory levels. In response to this downturn, in December 2000 we implemented a restructuring action that resulted in termination of 86 employees worldwide, at many levels throughout the Company. This action resulted in severance and benefits expenses of $5.5 million, including $2.0 million of non-cash stock charges. During the fourth quarter we also recorded a charge of $0.1 million for contractual liabilities and $9.1 million for write-down of long-lived assets, including intangible assets acquired from Seattle Silicon and the assets of our five-inch wafer manufacturing facility in Idaho, which are being held for sale. Additionally, in the third quarter of 2000, we recorded a $1.5 million in- process research and development charge in connection with the acquisition of Calibre, Inc. (see Special Charges below).

In connection with a planned public offering of our common stock during 2000, we concluded that we had issued stock options to employees in 2000 that had exercise prices below the deemed fair value for financial reporting purposes of our common stock. Accordingly, we recorded deferred compensation of $1.8 million, net of cancellations, representing the excess of the fair market value of the common stock on the date of grant over the options' exercise price. Deferred compensation expense is being amortized ratably over the four-year option vesting period and totaled $0.5 million for 2000.

Years Ended December 31, 2000 and 1999

Net Sales. Our net sales of $239.2 million in 2000 declined 2.4% from net sales of $245.1 million in 1999. The decrease was attributable primarily to lower unit shipments of embedded control products. In the fourth quarter of 2000, the Company changed its accounting method for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting principle was a charge of $8.5 million, net of a zero income tax effect. The pro forma impact during 2000, 1999 and 1998 of the change in accounting for revenue recognition is described in Note 2 to the consolidated financial statements. Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000 which has continued into the first quarter of 2001 and has adversely affected net sales for most of our product lines. We believe that this overall decline in demand for our products is reflective of general economic trends, particularly in the high technology sector, and may continue for several quarters. Net sales from our communications segment grew 7.4% to $90.9 million in 2000 compared to 1999, which was primarily the result of higher unit shipments of serial communications, wireless connectivity and modem products. In 2000, net sales from our embedded control segment decreased 11.5% to $142.0 million as a result of decreased unit shipments of PC peripheral, TV and ROM- based microcontroller products. These sales declines were partially offset by higher unit shipments of military and infrared remote devices. During 2000, net sales of our peripheral products were $15.4 million compared to $28.2 million in 1999. We expect this trend to continue and to result in continued declines in net sales of PC peripheral products. Our primary customer for our military products placed what we believe to be a last time buy order for these products in the second quarter of 2000. During 2000, net sales of military products totaled $10.7 million and we expect no further sales of these products.

Net sales of our products in the Americas in 2000 increased 21.1% to $137.2 million from $113.3 million in 1999. Net sales of our products in Asia, including Japan, in 2000 decreased 24.0% to $80.4 million, and net sales of our products in Europe remained flat at $26.1 million in 2000.

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales improved to 36.6% in 2000 from 35.2% in 1999. This improvement was primarily a result of reduced depreciation expense in our eight-inch wafer fabrication facility and increased sales of higher-margin communications and military products, offset partially by higher unfavorable manufacturing variances in the second half of 2000 due to a reduction in wafer fab utilization. Effective July 5, 1999, we changed the estimated useful lives of some of our machinery and equipment located in our eight-inch wafer fabrication facility in Idaho from five to seven years. This change in accounting estimate reduced depreciation expense by $9.1 million during 1999, and by $14.3 million in 2000 compared to the amount we would have recorded under our previous useful life estimates. Had the change in accounting estimate been in effect for the full year in 1999, it would have resulted in an approximately $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates. During December 2000, we wrote-down the book value of our five-inch wafer fabrication facility which is being held for sale (see Special Charges below). In 2001, we anticipate that depreciation expense will be reduced by approximately $3.3 million as a result of the write-down of these assets.

Research and Development Expenses. Research and development expenses increased to $36.9 million in 2000 from $32.8 million in 1999. The 2000 increase in research and development spending was due principally to higher product and design tool development costs, primarily relating new communications products. Additionally, 2000 was the first full year of operations for our Seattle and India design centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $54.5 million in 2000 from $59.1 million in 1999 and decreased as a percentage of net sales to 22.8% in 2000 from 24.1% in 1999. The decrease in our selling, general and administrative spending in 2000 was due primarily to lower payroll-related costs as a result of reduced incentive compensation expense, partially offset by a $1.1 million charge for expenses relating to our planned initial public offering of common stock in 2000.

Special Charges. During 2000, we recorded special charges of $17.5 million. In June 2000, we recorded $1.2 million of restructuring charges consisting of $1.0 million of severance and related benefits and $0.1 million of asset write-offs and $0.1 million contractual liabilities. These actions were intended to focus our human and financial resources on our communications segment. We terminated 24 people in connection with this action and an additional 12 were re-deployed from other areas of our business into our communications segment. Approximately $1.5 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Calibre, Inc. in July 2000. In December 2000 we implemented a restructuring action that resulted in termination of 86 employees worldwide, including five members of our senior management. This action resulted in severance and benefits expenses of $5.5 million, including $2.0 million of non- cash stock charges. The $3.5 million cash portion of these severance benefits is scheduled to be paid as follows: $0.5 million in 2000; $2.3 million in 2001; and $0.7 million in 2002. During the fourth quarter we also recorded a charge of $0.1 million for contractual liabilities and $9.2 million for write-down of long-lived assets, including $2.3 million for intangible assets acquired from Seattle Silicon and $6.9 million for assets held for sale in our five-inch wafer manufacturing facility in Idaho. In December 2000, management approved a plan for the sale of the Company's five-inch wafer fabrication facility in Nampa, Idaho. The decision to sell this facility is based on the Company's desire to reduce fixed manufacturing overhead costs by transferring most production into its newer eight-inch wafer fab that is currently under-utilized. The Company has engage in discussions with several prospective buyers of the assets of the facility and expects to complete the sale in the first half of 2001. Property, plant, and equipment, with a book value of $9.9 million, was written down by $6.9 million to an estimated realizable value of $3.0 million at December 31, 2000. The Company has reclassified these assets and the remaining carrying value of $3.0 million to other current assets. The Company intends to continue to manufacture product in the facility until completion of the sale of the assets.

During 1999, we recorded special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999. We also recognized a $3.7 million charge for the write-down to estimated net realizable value of some test equipment.

Interest Expense. Interest expense increased to $29.1 million in 1999 from $29.0 million in 1999. Interest expense in both years relates primarily to our senior notes issued in conjunction with our recapitalization merger in February 1998.

Income Taxes. Our provision for income taxes in both 2000 and 1999 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes. Based on available evidence, including our cumulative losses to date, we have provided a full valuation allowance of $42.6 million against our net deferred tax assets.

Equity in Loss of Qualcore Group, Inc. In March 2000, we acquired a 20% equity stake in Qualcore Group, Inc. for approximately $8.1 million. We account for this investment under the equity method. The loss in equity of Qualcore Group, Inc. primarily represents amortization of goodwill associated with our equity investment. In connection with our equity investment, we also received an option to acquire the remaining shares of Qualcore Group, Inc. on or prior to June 30, 2001.

Years Ended December 31, 1999 and 1998

Net Sales. Our net sales of $245.1 million in 1999 increased 19.7% over net sales of $204.7 million in 1998. The increase was attributable primarily to higher unit shipments for most of our product lines as a result of improved market conditions. Net sales from our communications segment grew 31.0% to $84.7 million in 1999 compared to 1998, which was the result of higher unit shipments of serial communications and modem products and slightly higher average selling prices for most product lines. In 1999, net sales from our embedded control segment increased 14.5% to $160.4 million as a result of increased unit shipments, particularly of one-time programmable microcontrollers and infrared remote control products, while average selling prices remained unchanged from the prior year. This improvement was offset by a decline in sales of peripheral products as our products were designed out of some mouse-type pointing device applications. As a result, the bookings rate for peripheral products decreased substantially in the second half of 1999 to approximately $9.9 million as compared to approximately $17.0 million in the first half of 1999. Bookings for our peripherals products decreased from $35.9 million in 1998 to $26.9 million in 1999.

Net sales of our products in the Americas in 1999 increased 14.6% to $113.3 million from $98.9 million in 1998. Net sales of our products in Asia, including Japan, in 1999 increased 27.6% to $105.8 million, and net sales of our products in Europe increased 13.4% to $26.1 million in 1999.

Gross Margin. Gross margin as a percent of net sales improved to 35.2% in 1999 from 20.2% in 1998. This improvement was a result of higher net sales and related increases in factory utilization, our cost reduction programs and reduced depreciation expense, particularly in our eight- inch wafer fabrication facility. We completed the outsourcing of our assembly operations to subcontractors in the first quarter of 1999. Effective July 5, 1999, we changed the estimated useful lives of some of our machinery and equipment located in our eight-inch wafer fabrication facility in Idaho from five to seven years. This change in accounting estimate resulted in a $9.1 million reduction of depreciation expense in the second half of 1999 as compared to the amount that would have been recorded under the previous useful life estimates. Had the accounting change been in effect for the full year in 1999, it would have resulted in an approximately $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates.

Late in the third quarter of 1998, we implemented two actions to reduce the cost structure of our wafer fabrication facilities in Idaho. These actions reduced the workforce by 20% and changed the shift structure to accommodate the transfer of more wafer manufacturing into our more efficient, eight-inch fabrication facility from our five-inch facility. We continue to manufacture wafers at or near the staffed capacity of the five-inch facility. In addition, we were able to negotiate significant reductions in raw material prices.

Research and Development Expenses. Research and development expenses increased to $32.8 million in 1999 from $28.8 million in 1998 but decreased slightly as a percentage of sales, dropping to 13.4% in 1999 from 14.1% in 1998. The 1999 increase in research and development spending was due principally to higher product and design tool development costs, including expenses associated with the our new design centers in India and Seattle. During 1998, our research and development expenditures were focused on technology for our new .35 micron wafer fabrication process, new and enhanced product development, and new customer development tools. Product development in 1998 was primarily in the areas of modem and modem modules, home entertainment, and Z8Plus microprocessor core products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $59.1 million in 1999 from $54.3 million in 1998 and decreased as a percentage of net sales to 24.1% in 1999 from 26.5% in 1998. The increase in selling, general and administrative spending in 1999 was due primarily to increased personnel costs, product advertising, promotion and trade show expenses and higher commission on increased sales volume.

Special Charges. During 1999, we recorded special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999. We also recognized a $3.7 million charge for the write-down to estimated net realizable value of some test equipment. The carrying value of assets at December 31, 1999 was $0.9 million and was recorded in other current assets on the consolidated balance sheet. The net realizable value of these assets held for disposal was based on an independent appraisal.

In 1998, we recorded special charges of $38.6 million, which included expenses of $33.3 million in connection with our recapitalization merger with the Texas Pacific Group affiliate and expenses of $5.3 million related to the restructuring of operations. Those charges consisted primarily of executive severance costs, employee stock option buy-outs, retention bonuses for existing employees, new executive bonuses, bridge loan fees and consulting fees and expenses. We incurred restructuring charges totaling approximately $5.3 million. Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations. The restructuring costs reflect our strategy to align worldwide operations with market conditions, improve the productivity of our manufacturing facilities by leveraging our technology investments and renew our focus on the distribution channel. Restructuring actions related to manufacturing operations took place in the third and fourth quarters of 1998. The third quarter restructuring costs consisted of approximately $1.7 million for severance pay and benefits for terminated employees. These actions reduced our workforce in our Idaho wafer fabrication facilities by approximately 120 positions and eliminated 33 positions in sales and headquarters operations. The restructuring costs for the fourth quarter of 1998 consisted of approximately $2.4 million for severance pay and benefits for terminated employees and $1.2 million for fixed asset write-offs related to the closure of our assembly operations in the Philippines. In connection with these actions, we completed the transition of our assembly operations to subcontractors. The benefits that subcontractors provide include advanced packaging technology, as well as competitive pricing, cycle times and quality. In addition, outsourcing assembly operations permits us to mitigate future capital expenditures in this area.

Interest Expense. Interest expense increased to $29.0 million in 1999 from $24.4 million in 1998. The increase resulted from the first full year of interest expense on our senior notes issued in conjunction with our recapitalization merger in February 1998.

Income Taxes. Our provision for income taxes in 1999 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes. The 1998 tax benefit rate of 14.0% reflected benefits from the carry back of operating losses, net of foreign income and withholding taxes. Based on available evidence, including our cumulative losses to date, we have provided a full valuation allowance of $28.5 million against our net deferred tax assets.

Liquidity and Capital Resources

Our primary cash needs are debt service, working capital, capital expenditures and equity investments. We meet these needs with our operating cash flow, cash on hand and available credit lines. During the first six months of 2001 we have commitments to settle a $10.3 million liability payable to our former chairman of the board and chief executive officer and to acquire a minimum of $5.2 million of additional common stock of Qualcore Group. As of December 31, 2000, we had cash and cash equivalents of approximately $40.7 million. Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. The calculated availability under this credit facility was $28.1 million as of February 25, 2000. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (8.6% at December 31, 2000) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (10.5% at December 31, 2000) or LIBOR plus 3.0% (9.6% at December 31, 2000) for the capital expenditure line. There were no borrowings under either facility as of December 31, 2000. During the first quarter of 2001, we borrowed $13.0 million under the revolving credit facility. Our ability to borrow under the credit facility may fluctuate such that at any time, we may not have available the difference between available borrowings of $28.1 million at February 25, 2000 and that amount of $13.0 million which was subsequently borrowed.

During the year ended December 31, 2000, our operating activities provided net cash of $8.5 million, which was primarily attributable to our overall net loss of $58.2 million adjusted for the following non-cash items: $42.0 million of depreciation and amortization; $9.3 million write-down of long-lived assets; $8.5 million cumulative change in accounting principle; $2.6 million stock option compensation; $1.5 million of purchased in-process research and development expense, and $0.9 million equity in loss of Qualcore Group, Inc. During 1999, our operating activities generated net cash of $24.4 million which was primarily attributable to an increase in accounts payable, accrued compensation and employee benefits and other accrued and non-current liabilities of $23.3 million and adjusted by non-cash items including depreciation and amortization of $52.4 million, a write-down of assets held for disposal of $3.7 million and a charge for purchased in-process research and development of $1.0 million. These items were offset by a net loss of $37.9 million and an increase in inventories, accounts receivable and other assets of $18.3 million.

During the year ended December 31, 2000, our investing activities used cash of $30.3 million consisting of $21.9 million of capital expenditures and $8.1 million, including expenses, for the acquisition of a 20% equity investment in Qualcore with an option to purchase the remaining 80% interest. We accounted for this investment in Qualcore using the equity method. During 2000, our capital expenditures primarily related to enhancements to our 0.35 micron wafer manufacturing capability. We used $14.2 million in cash for investing activities in 1999. We invested $8.3 million in capital expenditures primarily for new test equipment, product development tools and computer system upgrades and $5.9 million for the acquisition of the net assets of Seattle Silicon. In 1998, cash used for investing activities was $7.2 million as we invested $21.3 million primarily in manufacturing equipment, computer systems and office upgrades. This use of cash was partially offset by $14.1 million in proceeds received from the sale of short-term investments.

During the year ended December 31, 2000, cash provided from financing activities totaled $1.8 million and related primarily to $2.7 million of proceeds received from issuances of common stock which were offset by principal payments under capital leases of $0.9 million. Cash used by financing activities of $0.2 million in 1999 was from principal payments under capital leases offset by exercises of stock options. Cash used by financing activities for 1998 was $29.1 million, primarily for cash transactions related to our recapitalization merger including cash used to retire shares of common stock and costs and fees associated with the merger. Cash provided by financing activities in 1998 was $280.0 million of gross proceeds from the sale of our senior notes and an equity investment by an affiliate of Texas Pacific Group and several other investors of $117.5 million, both of which were used for the purchase of pre-merger outstanding common stock.

We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of senior notes outstanding which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. Our ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance our indebtedness, including the senior notes, or to fund capital and other expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The agreement governing our senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The senior notes will mature on March 1, 2005. Interest on the senior notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

We have financed our cash requirements for working capital and capital expenditures primarily through internally generated cash flows and existing cash reserves. In the first quarter of 2001, we paid approximately $10.3 million to Curtis J. Crawford, our former Chairman of the Board and Chief Executive Officer, related to a previously recorded deferred compensation arrangement. Under the terms of our agreement with Qualcore Group, Inc., we have the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. If we complete a public offering of common shares prior to the expiration date, the option will automatically be exercised. If the option is not exercised prior to the expiration date, we are required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures over the next 12 months, payment of our obligations to Mr. Crawford and Qualcore during 2001 (including payments already made), and payment of scheduled interest payments on our indebtedness for the next 12 months. The 2001 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs through 2001. Whether we are able to do so will depend primarily on our results from operations during 2001 and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. We have engaged a financial advisor to advise us with respect to possible strategic alternatives, including raising new debt or equity financing and possible sales of assets.

We cannot assure you that we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the senior notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to modify our current business plan for the remainder of 2001 significantly, which could result in a significant reduction in planned capital expenditures or in reductions in force. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Alternatively, we may require a restructuring of our senior notes or other obligations.

New Accounting Pronouncements

In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting. FAS No. 133 will be effective for ZiLOG's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations as the Company holds no derivative financial instruments and does not currently engage in hedging activities..

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In October 2000, the SEC issued a summary of Frequently Asked Questions ("FAQ") relating to SAB 101. SAB 101 and the related FAQ provide guidance on the recognition, presentation and disclosure of revenue in financial statements. We have reviewed the bulletin and the related FAQ and believe that our revenue recognition practices are consistent with the guidance of SAB 101. Accordingly, adoption of SAB 101 had no impact on our consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25, or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but some provisions of FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have any impact on our financial position or results of operations.

Factors That May Affect Future Results

Risks Related to Our Business and Industry

Our quarterly operating results are likely to fluctuate and may fail to meet expectations, which may cause our bond price to decline.

Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. Our future operating results will depend on a variety of factors and they may fail to meet expectations. Any failure to meet expectations could cause our bond price to fluctuate or decline significantly. In addition, a high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

  our ability to introduce and sell new products and technologies on a timely basis;

  changes in the prices of our products;

  technological change and product obsolescence;

  changes in product mix or fluctuations in manufacturing yields;

  variability of our customers' product life cycles;

  the level of orders that we receive and can ship in a quarter, customer order patterns and seasonality;

  increases in the cost of raw materials; and

  gain or loss of significant customers.

In addition to causing bond price fluctuations, any significant declines in our operating performance could harm our ability to meet our debt service and other obligations.

We are currently experiencing a downturn in the business cycle and our revenues, cash generation and profitability are being adversely affected.

The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in the business cycle began and continues today. We are experiencing a decline in revenues as our customers are not ordering product from us in the quantities that they previously ordered. We are uncertain how long this decline will last. Similarly, in 1997 and 1998, we experienced significant declines in the pricing of our products as customers reduced demand. In response to these reductions in demand, we and other semiconductor manufacturers reduced prices to avoid a significant decline in capacity utilization. We are currently experiencing declines in our capacity utilization in our manufacturing facilities. Given the fixed costs associated with such manufacturing capacity, this decline has had and will continue to have a negative impact on our financial condition. In addition, we are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, we expect future losses and we may not achieve or maintain profitability in the future.

We have a history of net losses, we expect future net losses and we do not expect to achieve profitability in the near future. We incurred net losses of $58.2 million in 2000, $37.9 million in 1999 and $87.5 million in 1998. As of December 31, 2000, we had an accumulated deficit of approximately $179.0 million.

We have implemented and are considering implementing significant cost cutting measures, but these cost cutting measures may not result in increased efficiency or future profitability.

Similar to other semiconductor companies, we have implemented and may consider implementing significant cost cutting measures which may include:

  refocusing of business priorities;

  reallocation of personnel and responsibilities to better utilize human resources; and

  reductions in workforce.

As part of our cost cutting measures, we are considering the disposition of one or more product lines, business units or other assets. We may not be able to consummate any divestiture at a fair market price. We may also be unable to reinvest the proceeds from any disposition to produce the same level of operating profit as the divested product lines or to generate a commensurate rate of return on the amount of our investment. Our cost cutting measures may not increase our efficiency or future profitability.

If we are unable to implement our business strategy, our revenues and future profitability may be harmed materially.

Our future financial performance and success are largely dependent on our ability to implement our business strategy, which is described under "Business-Strategy." We have recently changed our business strategy to focus more of our resources on the communications market. We may be unable to implement our business strategy and, even if we do implement our strategy successfully, our results of operations may fail to improve. In addition, although the communications market has grown rapidly in the last few years, it is currently in a significant downturn. Our revenues and future profitability could be harmed seriously. It is uncertain for how long this slowdown will last.

We may not be able to introduce and sell new products and our inability to do so may harm our business materially.

Our operating results depend on our ability to introduce and sell new products. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to adapt to such changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for new products and technologies.

Our ability to introduce new products successfully depends on several factors, including:

.

  proper new product selection;

  timely completion and introduction of new product designs;

  complexity of the new products to be designed and manufactured;

  development of support tools and collateral literature that make complex products easy for engineers to understand and use; and

  market acceptance of our products and our customers' products.

We cannot assure you that the design and introduction schedules for any new products or any additions or modifications to our existing products will be met, that these products will achieve market acceptance or that we will be able to sell these products at prices that are favorable to us.

Our future success is dependent on the release and acceptance of our new eZ80 Internet Engine and CarteZian Communication Engine family of products.

We announced our newest products, the eZ80 Internet Engine and the CarteZian Communications Engine family of products, in September 1999 and November 1999, respectively. We have delivered samples of our first eZ80 product to some of our customers. Our CarteZian family of products is still being designed. These new products may not perform as anticipated and there may be unforeseen delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. We do not expect to receive significant revenues from these products in 2001 and future revenues may not be sufficient to recover the costs associated with their development.

Products as complicated as the eZ80 Internet Engine and CarteZian Communications Engine family of products frequently contain errors and defects when first introduced or as new versions are released. Delivery of products with such errors or defects, or reliability, quality or compatibility problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of these products. Any such capital expenditures or delays could harm our operating results materially, damage our reputation and affect our ability to retain our existing customers and to attract new customers.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future communications products compete with, or are expected to compete with, products offered by Advanced Micro Devices, ARM, Atmel, Dallas Semiconductor, Intel, Lucent Technologies, MIPS Technologies, Mitel, Motorola, NEC, NetSilicon, Philips, PMC-Sierra, Scenix, Sharp, Texas Instruments and Toshiba. Our current and future embedded control products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics and Toshiba.

Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

  our ability to design and manufacture new products that implement new technologies;
  our ability to protect our products by effectively utilizing intellectual property laws;
  our product quality, reliability, ease of use and price;
  the diversity of product line and our efficiency of production;
  the pace at which customers incorporate our devices into their products; and
  the success of our competitors' products and general economic conditions.

To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on pricing strategies which, if successful, could harm our results of operations and financial condition materially.

Unless we maintain manufacturing efficiency and avoid manufacturing difficulties, our future profitability could be harmed.

Our semiconductors are highly complex to manufacture and our production yields are sensitive. Our production yields may be inadequate in the future to meet our customers' demands. Production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. From time to time, we have experienced difficulties in effecting transitions to new manufacturing processes and have suffered delays in product deliveries or reduced yields. We may experience similar difficulties or suffer similar delays in the future, and our operating results could be harmed as a result.

For example, we may experience problems that make it difficult to manufacture the quantities of our products that we anticipate producing in our .35 and .65 micron wafer fabrication processes. These difficulties may include:

  equipment being delivered later than or not performing as expected;
  process technology changes not operating as expected; and
  engineers not operating equipment as expected.

If we are unable to obtain adequate production capacity, our business could be harmed.

We intend to rely on independent third-party foundry manufacturers to fabricate some of our products, including some of our communications products. Industry-wide shortages in foundry capacity could harm our financial results. Should we be unable to obtain the requisite foundry capacity to manufacture our complex new products, or should we have to pay high prices to foundries in periods of tight capacity, our ability to increase our revenues might be impaired. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

Other significant risks associated with relying on these third-party manufacturers include:

  we have reduced control over the cost of our products, delivery schedules and product quality;

  the warranties on wafers or products supplied to us are limited;

  we face increased exposure to potential misappropriation of our intellectual property; and

  switching foundries may be costly or time consuming.

We depend on third-party assemblers and the failure of these third parties to continue to provide services to us on sufficiently favorable terms could harm our business.

We use outside contract assemblers for packaging our products. If we are unable to obtain additional assembly capacity on sufficiently favorable terms, our ability to achieve continued revenue growth may be impaired. Shortages in contract assembly capacity could cause shortages in our products and could also result in the loss of customers. Because we rely on these third parties, we also have less control over our costs, delivery schedules and quality of our products and our intellectual property is at greater risk of misappropriation.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 54% of our net sales in 2000 were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations and rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Malaysia and India. Execution of our option to acquire the remaining 80% interest in Qualcore will increase our international operations, as a significant portion of Qualcore's human resources are also located in India.

We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

  economic and political instability;

  changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

  transportation delays;

  power supply shortages and shutdowns;

  difficulties in staffing and managing foreign operations and other labor problems;

  existence of language barriers and cultural distinctions;

  taxation of our earnings and the earnings of our personnel; and

  other uncertainties relating to the administration of or changes in, or new interpretation of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In addition, our activities outside the United States are subject to risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. While our sales are primarily denominated in U.S. dollars, worldwide semiconductor pricing is influenced by currency rate fluctuations, and such fluctuations could harm our operating results materially.

Our operations are located in areas prone to natural disasters such as earthquakes, and any such natural disasters could harm our financial results significantly.

We maintain significant operations and rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Malaysia and India. Our headquarters are located in Northern California. A design center is located near Seattle, Washington. The risk of natural disasters, including earthquakes, in these regions of the world is significant to our operations. The occurrence of an earthquake or other natural disaster could disrupt our headquarters, foundry, or assembly and test capacity. Any such disruption could cause significant delays in the production or shipment of our products and we may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results materially.

We have changed our North American distributors, and we may lose some of our customers as a result.

In January 2000, we announced our intention to terminate our existing relationships with our three largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. At the end of the third quarter of 2000, we completed the termination of our relationships with Future Electronics, Unique Technologies and Arrow Electronics. In 1999, these three distributors collectively purchased approximately $42.3 million of our products. In their place, we have franchised Pioneer-Standard Electronics as our sole exclusive full service distributor in North America, and in the year ended December 31, 2000, Pioneer-Standard alone purchased approximately $29.1 million of our products. We expect that Pioneer-Standard will take over the majority of the business that we previously conducted with Arrow Electronics, Future Electronics and Unique Technologies, but this transition may not occur smoothly. Some of our products sold through distribution, such as our Z85C30 serial communication controller, are also manufactured and sold by our competitors. The distributors we have terminated may try to direct their customers to purchase these second sourced products instead of ours. Other customers may not wish to transfer their business to Pioneer-Standard. As a result, we may lose some of our business that we used to sell through our prior distributors, which could harm our operating results materially. Pioneer-Standard also distributes products of our competitors that may directly compete with our product offerings. If Pioneer- Standard chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Pioneer-Standard were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

A significant amount of our revenues comes from relatively few of our customers, and any decrease of revenues from these customers, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our revenues primarily because we depend on third-party distributors to market and sell our products. These third-party distributors accounted for approximately 40% of our sales in 1999 and 40% of our sales in 2000. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers accounted for approximately 48% of our net sales in 1999 and 49% of our net sales in 2000. Arrow Electronics alone accounted for approximately 13% of our net sales in 1999 and Pioneer-Standard accounted for approximately 12% of our net sales in 2000. Particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

We have very few long-term contracts with our customers and, like us, our customers typically compete in cyclical industries. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This risk is increased because our customers can purchase some similar products from our competitors.

Changes in technologies or consumption patterns could reduce the demand for our products.

As a result of technological changes, from time to time, our products are designed out of some devices by our customers. Any resulting decreased sales could reduce our profitability. For example, we have learned that a number of our customers have changed the designs of computer mouse pointing devices that they manufacture, and that as a result, these devices will no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. As a result of these design changes, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000. These reduced sales have and may continue to harm our operating results materially.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could affect our business negatively.

We depend on our ability to attract and retain highly-skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products.

Our Chairman of the Board, President and Chief Executive Officer, Curtis J. Crawford, resigned effective March 16, 2001. Mr. James M. Thorburn is currently serving as Acting Chief Executive Officer. Our failure to replace Mr. Crawford may harm our business materially.

We may fail to protect our proprietary rights and the cost of protecting those rights, whether we are successful or not, may harm our ability to compete.

The measures we take to protect our intellectual property rights may be inadequate to protect our proprietary technologies and processes from misappropriation, and these measures may not prevent independent third party development of competitive products. We may not be able to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Despite our efforts to protect our proprietary rights in both the United States and in foreign countries, existing intellectual property laws in the United States provide only limited protection and, in some cases, the laws of foreign countries provide even less protection.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may harm our business materially.

We could be subject to claims of infringement of third-party intellectual property rights, which could result in significant expense to us and/or our loss of such rights.

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. Third parties may assert claims or initiate litigation against us, our licensors, our foundries, our service providers or our customers with respect to existing or future products. Any intellectual property litigation initiated against us could subject us to significant liability for damages and attorneys' fees, invalidation of our proprietary rights, injunctions or other court orders that could prevent us from using specific technologies or engaging in specific business activities. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

  pay substantial damages;

  cease using key aspects of our technologies or processes that incorporate the challenged intellectual property;

  cease the manufacture, use, sale, offer for sale and importation of infringing products;

  alter our designs around a third party's patent;

  obtain licenses to use the technology that is the subject of the litigation from a third party;

  expend significant resources to develop or obtain non-infringing technology;

  create new brands for our services and establish recognition of these new brands; or

  make significant changes to the structure and the operation of our business.

Implementation of any of these alternatives could be costly and time-consuming and might not be possible at all. An adverse determination in any litigation to which we were a party could harm our business, our results of operations and financial condition. In addition, we may not be able to develop or acquire the technologies we need, and licenses to such technologies, if available, may not be obtainable on commercially reasonable terms. Any necessary development or acquisition could require us to expend substantial time and other resources.

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

We are defending several lawsuits, both in and out of the ordinary course of business; we may lose these suits and we may be subject to material judgments against us.

In July 1996, our former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., filed a lawsuit in the Superior Court of the State of California in and for Santa Clara County. In this suit, our former insurers claim that two lawsuits brought against us were not covered by our insurance policies. In these underlying lawsuits, some of our employees and their families claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at our manufacturing facility in Idaho in 1993 and 1994. The insurers seek reimbursement of attorneys' fees, costs and settlement funds expended on our behalf, totaling approximately $6.3 million plus interest. Based upon information presently known to management, we are unable to determine the ultimate resolution of this lawsuit or whether it will materially harm our financial condition.

The insurance coverage lawsuit has been and is likely to continue to be time consuming and expensive to resolve. We are also participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will materially harm our business, but as the results are still undetermined, we may face liabilities that may harm our business.

We may engage in acquisitions that harm our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To grow our business and maintain our competitive position, we have made acquisitions in the past and may acquire other businesses in the future. In the past, for example, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation in April 1999 for approximately $6.1 million. In March 2000, we acquired 20% of the common stock of Qualcore, along with an option to acquire the remaining 80% interest in Qualcore, for approximately $8.1 million, including expenses. We may exercise this option to become the sole stockholder of Qualcore. In July 2000, we acquired Calibre in exchange for 743,714 shares of our common stock, including shares of our common stock issuable upon the exercise of vested options, plus additional shares issuable pursuant to an earn-out provision.

Acquisitions involve a number of risks that could harm our business and result in the acquired business not performing as expected, including:

  insufficient experience with technologies and markets in which the acquired business is involved that may be necessary to successfully operate and integrate the business;

  ineffective communication and cooperation in product development and marketing among senior executives and key technical personnel;

  problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

  diversion of management time and attention from our core business and to the acquired business;

  potential failure to retain key technical, management, sales and other personnel of the acquired business; and

  difficulties in retaining relationships with suppliers and customers of the acquired business.

In addition, acquisitions could require investment of significant financial resources and may require us to obtain additional equity financing, which may dilute our stockholders' equity, or to incur additional indebtedness.

We are subject to a variety of environmental laws and regulations and our failure to comply with present or future laws and regulations could harm our business materially.

Our manufacturing processes require us to use various hazardous substances and, as a result, we are subject to a variety of governmental laws and regulations related to the storage, use, emission, discharge and disposal of such substances. Although we believe that we are in material compliance with all relevant laws and regulations and have all material permits necessary to conduct our business, our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us, the limitation or suspension of production or cessation of our operations. Compliance with any future environmental laws and regulations could require us to acquire additional equipment or to incur substantial other expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous materials could subject us to future liabilities that could materially harm our business. In addition, we may be required to incur significant expense in connection with governmental investigations and/or environmental employee health and safety matters.

Risks Related to Our Capital Structure

Our substantial indebtedness may limit the cash flow we have available for our operations and place us at a competitive disadvantage.

At December 31, 2000, we had $280.0 million of consolidated long-term indebtedness and a stockholders' deficiency of $142.9 million.

The high degree to which we are leveraged may have important consequences to our business, including:

  our ability to obtain additional financing for working capital, capital expenditures, product development, possible future acquisitions or other purposes may be impaired or any such financing may not be available on terms favorable to us;

  a substantial portion of our cash flow available from operations after satisfying liabilities that arise in the ordinary course of business will be dedicated to the payment of debt service obligations, thereby reducing funds that would otherwise be available to us;

  a decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations; and

  high leverage may place us at a competitive disadvantage, limit our flexibility in reacting to changes in our operating environment and make us vulnerable to a downturn in our business or the economy generally.

To satisfy our obligations under our indebtedness, we will be required to generate substantial operating cash flow. Our ability to meet debt service and other obligations or to refinance any such obligation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which may be beyond our control.

The 2001 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs. Whether we are able to do so will depend primarily on our results from operations during 2001 and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. We have engaged a financial advisor to advise us with respect to possible strategic alternatives, including raising new debt or equity financing and possible sales of assets.

We cannot assure you that we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the senior notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to modify our current business plan for the remainder of 2001 significantly, which could result in a significant reduction in planned capital expenditures or in reductions in force. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Alternatively, we may require a restructuring of our senior notes or other obligations.

The agreements governing our indebtedness may limit our ability to finance future operations or capital needs or engage in business activities that may be in our interest.

The terms of our indebtedness contain restrictive covenants that may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting our ability to:

  dispose of assets;

  incur additional indebtedness;

  prepay other indebtedness or amend some debt instruments;

  pay dividends or repurchase our stock;

  create liens on assets;

  enter into sale and leaseback transactions;

  make investments, loans or advances;

  make acquisitions or engage in mergers or consolidations;

  change the business conducted by us or our subsidiaries;

  make capital expenditures or engage in specific transactions with affiliates; and

  otherwise restrict other corporate activities.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which would permit some of our creditors to cause all amounts we owe them to accelerate and become due and payable, together with accrued and unpaid interest. We may not be able to repay all of our borrowings if they are accelerated and, in such event, our business may be harmed materially and the value of our common stock and debt securities could decrease significantly.

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

The table below presents principal amounts and related average interest rates by year of maturity for the Company's cash equivalents and debt obligation (in thousands):

                                                               Fair
                              2001       2005      Total       Value
                            ---------  ---------  ---------  ---------
Cash Equivalents:
 Fixed rate (1)........... $  40,215  $    --    $  40,215  $  40,215
 Average interest rate....      6.51%      --         6.51%      --

Long-Term Debt:
 Fixed rate............... $    --    $ 280,000  $ 280,000  $ 159,600
 Stated interest rate.....      --         9.50%      9.50%      --

  This includes $11.0 million of auction rate securities and $29.2 million of other short-term investments with original maturities of three months or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZiLOG, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in the year ended December 31, 2000, the Company changed its accounting method for recognizing revenue on shipments to its distributors.

/s/ Ernst & Young LLP

San Jose, California
January 26, 2001

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

                                                                       December 31,
                                                                ----------------------
                                                                   2000        1999
                                                                ----------  ----------
                            ASSETS
Current assets:
    Cash and cash equivalents................................. $   40,726  $   60,806
    Accounts receivable, less allowance for doubtful
       accounts of $879 in 2000 and $423 in 1999..............     29,378      31,834
    Inventories...............................................     27,547      28,456
    Prepaid expenses and other current assets.................     14,005      12,917
                                                                ----------  ----------
          Total current assets................................    111,656     134,013

Property, plant and equipment, at cost:
    Land, buildings and leasehold improvements................     28,860      37,520
    Machinery and equipment...................................    286,470     376,196
                                                                ----------  ----------
                                                                  315,330     413,716
    Less: accumulated depreciation and amortization...........   (205,879)   (277,570)
                                                                ----------  ----------
          Net property, plant and equipment...................    109,451     136,146
Other assets..................................................     18,640      14,127
                                                                ----------  ----------
                                                               $  239,747  $  284,286
                                                                ==========  ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable.......................................... $   17,098  $   21,998
    Accrued compensation and employee benefits................     27,720      32,656
    Dividends payable on preferred stock......................     11,422       6,894
    Interest payable on notes.................................      8,867       8,867
    Other accrued liabilities.................................      8,859       8,036
    Deferred income on shipments to distributors .............     13,998        --
                                                                ----------  ----------
          Total current liabilities...........................     87,964      78,451

Notes payable.................................................    280,000     280,000
Other non-current liabilities.................................     14,666      15,603

Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock,  $100.00 par value; 5,000,000
        shares authorized; 1,500,000 shares designated as
        Series A Cumulative Preferred Stock; 250,000
        shares of Series A Cumulative Preferred Stock
        issued and outstanding at December 31, 2000
        and 1999; aggregate liquidation preference $35,579....     25,000      25,000
    Common Stock, $0.01 par value; 70,000,000 shares
        authorized; 31,962,845 and 30,525,786 shares
        issued and outstanding at December 31, 2000
        and 1999, respectively. Class A Stock, $0.01
        par value; 30,000,000 shares authorized;
        10,000,000 shares issued and outstanding at
        December 31, 2000 and 1999............................        419         405

Deferred stock compensation...................................     (1,462)       --
Additional paid-in capital....................................     12,151       1,113
Accumulated deficit...........................................   (178,991)   (116,286)
                                                                ----------  ----------
          Total stockholders' deficiency......................   (142,883)    (89,768)
                                                                ----------  ----------
                                                               $  239,747  $  284,286
                                                                ==========  ==========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                                                 Year Ended December 31,
                                                          ----------------------------------
                                                             2000        1999        1998
                                                          ----------  ----------  ----------
Net sales............................................... $  239,213  $  245,138  $  204,738
Cost of sales...........................................    151,721     158,768     163,315
                                                          ----------  ----------  ----------
Gross margin ...........................................     87,492      86,370      41,423
Operating expenses:
     Research and development...........................     36,856      32,777      28,846
     Selling, general and administrative................     54,478      59,082      54,317
     Special charges....................................     17,489       4,686      38,620
                                                          ----------  ----------  ----------
                                                            108,823      96,545     121,783
                                                          ----------  ----------  ----------
Operating loss..........................................    (21,331)    (10,175)    (80,360)

Other income (expense):
     Interest income....................................      2,756       2,567       3,755
     Interest expense...................................    (29,062)    (28,954)    (24,375)
     Other, net.........................................       (805)       (324)       (796)
                                                          ----------  ----------  ----------
Loss before income taxes, equity investment and
     cumulative effect of change in accounting
     principle .........................................    (48,442)    (36,886)   (101,776)
Provision (benefit) for income taxes....................        332       1,004     (14,248)
                                                          ----------  ----------  ----------
Loss before equity investment and cumulative
     effect of change in accounting principle ..........    (48,774)    (37,890)    (87,528)
Equity in loss of Qualcore Group, Inc. .................       (885)       --          --
                                                          ----------  ----------  ----------
Loss before cumulative effect of change in
     accounting principle ..............................    (49,659)    (37,890)    (87,528)
Cumulative effect of change in accounting principle ....     (8,518)       --          --
                                                          ----------  ----------  ----------
Net loss................................................ $  (58,177) $  (37,890) $  (87,528)
                                                          ==========  ==========  ==========
Pro forma amounts with the change in accounting
     principle related to revenue recognition applied
     retroactively (unaudited):
Net loss................................................ $  (49,659) $  (41,597) $  (84,946)
                                                          ==========  ==========  ==========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                        2000      1999       1998
                                                                      --------  --------  -----------
CAH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................................ $(58,177) $(37,890) $   (87,528)
Adjustments to reconcile net loss to net cash (used)
     provided by operating activities:
        Cumulative change in accounting principle...................    8,518       --          --
        Equity in loss of Qualcore Group, Inc. .....................      885       --          --
        Depreciation and amortization...............................   41,954    52,368       61,795
        Write-down of long lived assets, including goodwill.........    9,274     3,677         --
        Stock option compensation...................................    2,641       --          --
        Charge for purchased in-process research and development....    1,545     1,009         --
        Loss from disposition of equipment..........................      119       261        1,351
        Deferred income taxes.......................................      --        --        (7,150)
Changes in assets and liabilities:
        Accounts receivable.........................................    3,069    (6,683)       6,482
        Inventories.................................................    1,470    (6,224)      10,736
        Prepaid expenses and other assets...........................    2,121    (5,396)      13,875
        Accounts payable............................................   (6,037)    5,617       (8,352)
        Accrued compensation and employee benefits..................   (4,939)    8,061        7,311
        Other accrued liabilities and income taxes payable..........    6,050     9,579       (3,592)
                                                                      --------  --------  -----------
               Cash (used) provided by operating activities.........    8,493    24,379       (5,072)
                                                                      --------  --------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................................  (21,926)   (8,269)     (21,317)
Acquisition of Seattle Silicon, net of cash acquired................      --     (5,931)        --
Acqusition of Calibre, Inc., net of cash acquired...................     (355)      --          --
Purchase of equity interest in Qualcore Group, Inc. ................   (8,056)      --          --
Proceeds from sales of short-term investments.......................      --        --        14,127
                                                                      --------  --------  -----------
               Cash used by investing ativities.....................  (30,337)  (14,200)      (7,190)
                                                                      --------  --------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock..............................    2,658       318          212
Purchase of outstanding shares......................................      --        --      (399,475)
Merger costs charged to retained earnings...........................      --        --       (17,401)
Net proceeds from issuance of notes.................................      --        --       270,098
Investment by Texas Pacific Group Partners II, L.P. ................      --        --       117,500
Principal payments under capital leases.............................     (894)     (547)        --
                                                                      --------  --------  -----------
               Cash (used) provided by financing activities.........    1,764      (229)     (29,066)
                                                                      --------  --------  -----------
Increase (decrease) in cash and cash equivalents....................  (20,080)    9,950      (41,328)
Cash and cash equivalents at beginning of period....................   60,806    50,856       92,184
                                                                      --------  --------  -----------
Cash and cash equivalents at end of period.......................... $ 40,726  $ 60,806  $    50,856
                                                                      ========  ========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid during the year.............................. $ 26,896  $ 26,869  $    13,596
         Income taxes paid (net refund) during the year............. $    175  $ (7,137) $    (1,955)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
         Equipment purchased under capital leases................... $    --   $  2,077  $      --
         Issuance of common stock in conection with Calibre, Inc.
             acqusiition............................................ $  4,291  $    --   $      --

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands)

                                                                                                                                        Accumu-
                                                                                                                                         lated      Total
                                                                                                                             Retained    Other      Stock-
                                                                 Common Stock        Common Stock       Deferred             Earnings   Compre-    holders'
                                           Preferred Stock          Voting             Class A           Stock   Additional  (Accumu-   hensive     Equity
                                         ------------------ --------------------- --------------------- Compensa- Paid-in     lated     Income     (Defici-
                                           Shares   Amount      Shares     Amount     Shares     Amount   tion    Capital    Deficit)   (Loss)      ency)
                                         ---------- ------- -------------- ------ -------------- ------ -------- ---------- ---------- --------- ------------
Balance at January 1, 1998..............      --   $  --       20,333,742 $  203          --    $  --  $   --   $  164,950 $  175,236 $      93 $    340,482
Issuance of Common Stock under
    stock option plans..................      --      --           14,852    --           --       --      --          212       --         --           212
Recapitalization of company.............   250,000  25,000     (5,299,226)   (52)     5,000,000     50     --     (164,163)  (159,211)      --      (298,376)
Common stock split (2:1)................      --      --       15,049,368    150      5,000,000     50     --         (200)      --         --         --
Preferred dividends accrued.............      --      --            --       --           --       --      --         --       (2,928)      --        (2,928)
Comprehensive loss:
    Net loss ...........................      --      --            --       --           --       --      --         --      (87,528)      --       (87,528)
    Other comprehensive loss:
    Adjustments to unrealized gains
      (losses) on available-for-sale
      securities, net of tax of $15.....      --      --            --       --           --       --      --         --         --         (93)         (93)
                                                                                                                                                 ------------
    Total comprehensive loss............                                                                                                             (87,621)
                                         ---------- ------- -------------- ------ -------------- ------ -------- ---------- ---------- --------- ------------
Balance at December 31, 1998............   250,000  25,000     30,098,736    301     10,000,000    100     --          799    (74,431)      --       (48,231)
Issuance of Common Stock under
    stock option plans..................      --      --          127,050      1          --       --      --          317       --         --           318
Issuance of Common Stock for
    employee compensation...............      --      --          300,000      3          --       --      --           (3)      --         --         --
Preferred dividends accrued.............      --      --            --       --           --       --      --         --       (3,965)      --        (3,965)
Net loss and comprehensive loss.........      --      --            --       --           --       --      --         --      (37,890)      --       (37,890)
                                         ---------- ------- -------------- ------ -------------- ------ -------- ---------- ---------- --------- ------------
Balance at December 31, 1999............   250,000  25,000     30,525,786    305     10,000,000    100     --        1,113   (116,286)      --       (89,768)
Issuance of Common Stock under
    stock option plans..................      --      --          382,393      4          --       --      --          954       --         --           958
Sales of restricted stock ..............      --      --          425,000      4          --       --      --        1,696       --         --         1,700
Issuance of common stock for
    acquisition ........................      --      --          629,666      6          --       --      --        4,285       --         --         4,291
Preferred dividends accrued.............      --      --            --       --           --       --      --         --       (4,528)      --        (4,528)
Deferred stock compensation, net of
    cancellations ......................      --      --            --       --           --       --    (1,827)     1,827       --         --         --
Amortization of deferred stock
    compensation .......................      --      --            --       --           --       --       365       --         --         --           365
Stock option compensation...............      --      --            --       --           --       --      --        2,276       --         --         2,276
Net loss and comprehensive loss.........      --      --            --       --           --       --      --         --      (58,177)      --       (58,177)
                                         ---------- ------- -------------- ------ -------------- ------ -------- ---------- ---------- --------- ------------
Balance at December 31, 2000............   250,000 $25,000     31,962,845 $  319     10,000,000 $  100 $ (1,462)$   12,151 $ (178,991)$     --  $   (142,883)
                                         ========== ======= ============== ====== ============== ====== ======== ========== ========== ========= ============

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

Reclassifications: Certain reclassifications have been made to the prior year consolidated financial statements to conform to the year 2000 presentation.

Revenue recognition: Revenue from product sales to OEM customers is recognized upon shipment net of appropriate allowances for returns and warranty costs, recorded at the time of shipment. As further explained in Note 2, commencing in 2000, revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Prior to fiscal 2000, revenue on shipments to distributors having rights of return and price protection on unsold merchandise held by them were recognized upon shipment to the distributors, with appropriate provisions for reserves for returns and allowances. Accordingly, adoption of SAB 101 had no impact on our consolidated financial statements

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In October 2000, the SEC issued a summary of Frequently Asked Questions ("FAQ") relating to SAB 101. SAB 101 and the related FAQ provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed the bulletin and the related FAQ and believes that its current revenue recognition policy is consistent with the guidance of SAB 101. Accordingly, adoption of SAB 101 had no impact on our consolidated financial statements.

Derivative instruments and hedging activities: In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting. FAS No. 133 will be effective for ZiLOG's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

Foreign currency translation: All of the Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are remeasured at current exchange rates, and non-monetary accounts are remeasured at historical rates. Revenues and expenses are remeasured at the average exchange rates for each period, except for depreciation expense which is remeasured at historical rates. Foreign currency exchange losses were included in determining results of operations and aggregated $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Cash and cash equivalents: Cash and cash equivalents consist of financial instruments, including auction rate securities, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Auction-rate securities included in cash and cash equivalents totaled $11.0 million on both December 31, 2000 and 1999.

Inventories: Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and consist of the following (in thousands):

                                                    December 31,
                                               --------------------
                                                 2000       1999
                                               ---------  ---------
Raw materials................................ $   1,313  $   1,477
Work-in-process..............................    19,827     20,146
Finished goods...............................     6,407      6,833
                                               ---------  ---------
                                              $  27,547  $  28,456
                                               =========  =========

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which are generally between three and seven years for machinery and equipment and 30 years for buildings. Effective July 5, 1999, the Company changed the estimated useful lives of certain machinery and equipment located in its eight-inch wafer fab in Nampa, Idaho from five to seven years. The decision to change the estimated service period for these assets was based on the Company's recent qualification of a .35 micron wafer manufacturing process in its eight-inch wafer fab and the transfer of many of ZiLOG's products into volume production in this facility. This change in accounting estimate resulted in a $9.1 million reduction of depreciation expense in the second half of 1999 as compared to the amount that would have been recorded under the previous useful life estimates. Had the accounting change been in effect for the full year in 1999, it would have resulted in a $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates. Accordingly, the Company believes that extending the service period on these assets is consistent with its current production plans. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $39.4 million, $51.1 million and $61.8 million for 2000, 1999 and 1998, respectively. Assets leased under a capital lease are recorded at the present value of the lease obligation and are primarily amortized on a straight- line basis over the lease term to depreciation expense. Amortization of leased assets were approximately $0.7 million in 2000 and in 1999.

Advertising expenses: The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses for 2000, 1999 and 1998 were approximately $1.0 million, $1.76 million and $0.5 million, respectively.

Shipping costs: Shipping costs are included in cost of sales.

Undistributed Earnings: At December 31, 2000, approximately $0.2 million of undistributed earnings from the Company's 20% equity investment, Qualcore Group, Inc., were included in consolidated accumulated deficit.

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

Stock awards: The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants issued with an exercise price equal to the fair value of the stock, the Company recognizes no compensation expense for stock option grants. Additionally, as the Stock Purchase Plan qualified as an "Employee Stock Purchase Plan" under Section 423 of the U.S. Internal Revenue Code, no compensation expense was recorded. Pro forma information required by FASB Statement No. 123, Accounting for Stock Based Compensation is presented in Note 11 below.

Recent Accounting Pronouncements:.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25, or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but some provisions of FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have any impact on our financial position or results of operations.

NOTE 2. ACCOUNTING CHANGE - RECOGNITION OF REVENUE ON SALES TO DISTRIBUTORS

In the fourth quarter of 2000, the Company changed its accounting method for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors, net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting method was a charge of $8.5 million, net of a zero income tax effect. The pro forma effect of the accounting change on the current and prior years' results are shown in the statement of operations. The effect of adopting the new accounting method in 2000 resulted in an increase in the net loss of $1.6 million, exclusive of the cumulative effect of the accounting change. In the below table, net loss for 2000 represents net loss after the cumulative effect adjustment as a result of the accounting change and pro forma net loss represents net loss before the cumulative effect adjustment. The pro forma effect of the accounting change on the current and prior years' results are as follows (in thousands):

                                                                 Year Ended December 31,
                                                          -------------------------------
                                                            2000       1999       1998
                                                          ---------  ---------  ---------
As reported:
     Net sales.......................................... $ 239,213  $ 245,138  $ 204,738
     Net loss...........................................   (58,177)   (37,890)   (87,528)

Pro forma amounts with the change in accounting
     principle related to revenue recognition applied
     retroactively (unaudited):
        Net sales....................................... $ 239,213  $ 240,694  $ 207,933
        Net loss........................................   (49,659)   (41,597)   (84,946)

NOTE 3. THE MERGER

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

Approximately $434.4 million was used to complete the Merger and consisted of the following: (i) $399.5 million for the purchase of the pre- Merger outstanding Common Stock; (ii) $4.2 million for the cancellation of existing stock options; and (iii) approximately $30.7 million in fees and expenses, which were charged to retained earnings at the date of the Merger.

The cash funding requirements for the Merger were satisfied through the following: (i) an equity investment by TPG II and certain other investors of $117.5 million; (ii) use of approximately $36.1 million of ZiLOG's cash and cash equivalents; and (iii) $280 million of gross proceeds from the sale of the Notes through private placement. As a result of the Merger (on a post-split basis; see Note 7 below), the Company, as of December 31, 1998, had 250,000 shares of Series A Stock, 30,098,736 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock issued and outstanding.

NOTE 4: ACQUISITIONS AND EQUITY INVESTMENT

On July 27, 2000, ZiLOG acquired Calibre, Inc. ("Calibre") pursuant to a merger agreement ("the Agreement") for an aggregate 743,714 shares of ZiLOG common stock, par value $.01 per share ("Common Shares") and 112,214 Common Shares issuable upon exercise of vested options. The Agreement provides that the shareholders of Calibre may receive up to 527,799 additional Common Shares as additional consideration in the event that the Calibre business achieves certain financial targets in the twelve month period following the acquisition. The purchase price of approximately $4.9 million, including acquisition costs of approximately $0.1 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; goodwill of $3.3 million and in-process research and development of approximately $1.5 million. The goodwill is being amortized on a straight- line basis over four years and the net book balance at December 31, 2000 is $2.9 million. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Calibre subsequent to July 27, 2000 are included in the Company's consolidated statements of operations.

Calibre's in-process research and development, primarily focused on a partially developed technology that replaces third-party transceivers to enable wireless communications, was expensed in the third quarter because the projects related to the acquired research and development had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications. Such customer design specifications include product functions, features and performance requirements. There can be no assurance that these products will ever achieve commercial viability.

Factors considered in valuing Calibre's in-process research and development included the state of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the purchased in-process technology was determined by estimating the projected net cash flows relating to such products, including costs to complete the technology and product development and the future expected income upon commercialization of the products over periods ranging from three to five years. These cash flows were then discounted to their net present value using an after-tax discount rate of 40 percent. The estimated steps of completion were applied to the net present value of the future discounted cash flows to arrive at the $1.5 million charge for in-process research and development that was immediately written off to the statement of operations.

Calibre's pro forma results are not presented, as the pro forma results of operations would not be materially different from ZiLOG's financial statements.

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20 percent of the then-outstanding common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million plus expenses of $0.1 million, pursuant to a purchase and sale agreement (the "Qualcore Agreement"). The total purchase price of $8.1 million was allocated to Investment in Qualcore of $0.8 million, which represents ZiLOG's 20% equity investment in the net assets of Qualcore at March 22, 2000, and $7.3 million to goodwill (amortized on a straight-line basis over five years; net book balance at December 31, 2000 was $6.2 million), which represents the excess cost over 20% of the net assets of Qualcore at March 22, 2000. Subject to the Qualcore Agreement, $5.5 million was paid on March 22, 2000 and $2.5 million was paid on April 14, 2000. Also, under the terms of the Agreement, ZiLOG has the option ("Option") until June 30, 2001 ("Expiration Date") to acquire all of the remaining outstanding shares of common stock of Qualcore for cash and/or a number of ZiLOG's Common Shares. If ZiLOG completes an initial public offering of Common Shares prior to the Expiration Date, the Option will automatically be exercised. If the Option is not exercised prior to the Expiration Date, ZiLOG is required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock. ZiLOG accounts for its investment in Qualcore common stock using the equity method.

On April 20, 1999, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation ("Seattle Silicon") a fabless semiconductor company based in Bellevue, Washington that offers a customized design capability for analog devices and mixed signal system-on-a-chip (SOC) technology. The purchase price of approximately $6.1 million, including acquisition costs of approximately $0.4 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; in-process research and development of $1.0 million; and goodwill of $5.0 million. Goodwill was being amortized on a straight-line basis over three years and the net book value at December 31, 1999, was $3.9 million. During the fourth quarter of 2000, the remaining $2.3 million net book value of this goodwill was expensed to special charges. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Seattle Silicon subsequent to April 20, 1999, are included in the Company's consolidated statements of operations. (See Note 6.)

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

Seattle Silicon's pro forma results are not presented, as the pro forma results of operations would not be materially different from ZiLOG's financial statements.

NOTE 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents consist primarily of cash in bank accounts, commercial paper, money market accounts and short-term time deposits. The Notes Payable are 9.5% Senior Secured Notes which mature on March 1, 2005. The carrying amount on the balance sheet for cash and cash equivalents at December 31, 2000 and 1999 were $40.7 million and $60.8 million, respectively, which approximates fair value, due to their short maturities. Based on market quoted values, the Notes had an estimated fair value of $159.6 million and $255.5 million at December 31, 2000 and 1999, respectively.

NOTE 6. SPECIAL CHARGES

During the fourth quarter of 2000, ZiLOG incurred special charges of $14.8 million.

In December 2000, management approved a plan for the sale of the Company's five-inch wafer fabrication facility in Nampa, Idaho. The decision to sell this facility is based on the Company's desire to reduce fixed manufacturing overhead costs by transferring most production into its newer eight-inch wafer fab that is currently under-utilized. The Company has engaged in discussions with several prospective buyers of the assets of the facility and expects to complete the sale in the first half of 2001. Property, plant, and equipment, with a book value of $9.9 million, was written down by $6.9 million to an estimated realizable value of $3.0 million at December 31, 2000. The Company has reclassified these assets and the remaining carrying value of $3.0 million to other current assets. The Company intends to continue to manufacture product in the facility until completion of the sale of assets.

During the fourth quarter of 2000, the net unamortized Seattle Silicon goodwill of $2.3 million was written off as the Company decided not to pursue further development on commercial production of the products and technology that the goodwill was originally established for. ZiLOG also incurred special charges of $0.1 million for the cancellation of contractual liabilities and $5.5 million for severance benefits, which includes $2.0 million of non-cash stock option compensation. Of the approximately $3.5 million cash payments for severance benefits, $0.5 million was paid in 2000 and the Company expects to make cash payments of $2.3 million in 2001 and $0.7 million in 2002. In connection with this action, approximately 86 employees were terminated.

During the third quarter of 2000, ZiLOG incurred a special charge of $1.5 million of in-process research and development resulting from the acquisition of Calibre, Inc.(see Note 4).

During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the Communications segment. In connection with this action, approximately 24 employees were terminated and 12 other employees were transferred into the Communications segment from other areas of the Company. The $1.2 million charge included $1.0 million for severance and benefits, $0.1 million for write-off of impaired assets, and $0.1 million for contractual liabilities.

During the second quarter of 1999, ZiLOG incurred special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999 (see Note 4). ZiLOG also recognized a $3.7 million charge for the write-down to estimated net realizable value of under-utilized test equipment, which was based on an independent appraisal. These assets were disposed of during the year ended December 31, 2000. The carrying value of such assets at December 31, 1999 was $0.9 million and they were recorded in other current assets on the consolidated balance sheet.

Recapitalization expenses consisted of charges directly related to the change in control and repositioning of the Company as a result of the Merger (as discussed in Note 3 above). During 1998, the Company incurred restructuring charges totaling approximately $5.3 million. Of this amount, approximately $4.6 million was related to manufacturing operations and approximately $0.7 million was related to sales and headquarters operations. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and improve the productivity of its manufacturing facilities. Restructuring actions related to manufacturing operations took place in the third and fourth quarters of 1998. The third quarter restructuring costs consisted of approximately $1.0 million for severance pay and benefits for terminated employees. This action reduced the Company's workforce in its Nampa, Idaho wafer fabrication facility by 20%, or approximately 120 positions. The restructuring costs for the fourth quarter consisted of approximately $2.4 million for severance pay and benefits for approximately 384 terminated employees and $1.2 million for fixed asset write- offs related to the closure of its assembly operations in the Philippines. In connection with the fourth quarter action, ZiLOG completed the transition of its assembly operations to subcontractors.

Special charges for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                            2000       1999       1998
                                                          ---------  ---------  ---------
Write-down of assets held for disposal.................. $   6,852  $   3,677  $    --
Write-down of impaired assets...........................     2,422       --         --
Purchased in-process research  and development..........     1,545      1,009       --
Recapitalization:
     Executive severance pay and new executive
         bonuses........................................      --         --       13,195
     Employee retention bonus...........................      --         --        9,511
     Stock option buyout................................      --         --        4,195
     Bridge loan fees...................................      --         --        3,360
     Consultants, other.................................      --         --        3,073
Restructuring of operations:
     Employee severance pay and termination
         benefits.......................................     6,470       --        4,060
     Abandonment of equipment and leasehold
         improvements...................................      --         --        1,226
     Contractual liabilities............................       200       --         --
                                                          ---------  ---------  ---------
                                                         $  17,489  $   4,686  $  38,620
                                                          =========  =========  =========

NOTE 7. STOCK SPLITS

As discussed in Note 3, the Board declared a 4-for-1 stock split immediately after the consummation of the Merger. The Board also approved a 2-for-1 stock split which became effective in August 1998. Common Stock authorized shares increased from 35,000,000 shares to 70,000,000 shares and issued and outstanding increased from 15,049,368 to 30,098,736 shares (on a post split basis). Class A Non-Voting Common Stock authorized shares increased from 15,000,000 shares to 30,000,000 shares and issued and outstanding shares (on a post split basis) increased from 5,000,000 shares to 10,000,000 shares. Shares outstanding prior to the Merger have not been restated to reflect these stock splits, as they were either repurchased and cancelled, or exchanged for new common shares and cancelled as a result of the Merger.

NOTE 8. CREDIT FACILITY

On December 30, 1998, ZiLOG executed an agreement with a financial institution (the "Lender") for up to $40 million in the form of a senior secured revolving and capital equipment credit facility (the "Facility"). The revolving line of credit for the Facility provides for borrowings of up to $25 million, subject to a borrowing base consisting of 80% of eligible accounts receivable and 40% of eligible inventories. The $15 million capital expenditure line is secured by eligible equipment financed. Borrowings, on the revolving line of credit under the Facility will bear interest at a rate per annum (at ZiLOG's option) equal to the London Inter-Bank Overnight Rate (LIBOR) plus 2%, or the Lender's published prime rate. Borrowings for the capital expenditure line under the Facility will bear interest at a rate per annum (at ZiLOG's option) equal to LIBOR plus 3% or the Lender's prime rate plus 1%. The term of the revolving credit facility is four years and the capital expenditure line is five years. As of December 31, 2000, there were no borrowings under either credit facility. At December 31, 2000, the Company's total calculated availability under the Facility was $32.0 million.

NOTE 9. NOTES PAYABLE

The Company has issued $280 million 9.5% Senior Secured Notes (the "Notes"), which mature on March 1, 2005. Interest is payable semi-annually on the first of March and September. Expenses associated with the offering of approximately $9.9 million were deferred and are being amortized to interest over the term of the Notes. The Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

NOTE 10. RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($10,500 for calendar year 2000). The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were approximately $0.8 million, $0.7 million and $0.7 million in 2000, 1999 and 1998, respectively. There were no discretionary contributions made for 2000, 1999 or 1998.

The Company's Philippines subsidiaries maintain a defined benefit pension plan for local employees that is consistent with local statutes and practices. This benefit plan had no material impact on the Company's financial statements for the periods presented.

NOTE 11. STOCKHOLDERS' EQUITY (DEFICIENCY)

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

Shares of Series A Stock may be redeemed at the option of the Company, in whole or in part, at 100% of par value, if redeemed after February 25, 2003, in each case of the sum of (i), the liquidation preference thereof, increases to the extent that accumulated dividends thereon shall not have been paid in cash, plus (ii) accrued and unpaid dividends thereon to the date of redemption. Redemption of shares of the Series A Stock prior to February 26, 2003 would be at a premium to par value based on a declining scale as follows: 103.5% after August 25, 1999; 103.0% after February 25, 2000; 102.5% after August 25, 2000; 102.0% after February 25, 2001; 101.5% after August 25, 2001; 101% after February 25, 2002 and 100.5% after August 25, 2002. Optional redemption of the Series A Stock will be subject to, and expressly conditioned upon, certain limitations under the Notes.

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

Deferred stock compensation: During the second quarter of 2000, in connection with a planned public offering of the Company's common stock, management determined that the Company had issued stock options to employees having exercise prices below the deemed fair value for financial reporting purposes of the Common Shares on the date of grant. Accordingly, ZiLOG recorded deferred stock compensation of $1.8 million, net of cancellations, representing the excess of the deemed fair value of the Common Shares on the date of grant over the options' exercise price. Deferred compensation expense is generally being amortized ratably over the four year option vesting period. Stock option compensation expense related to these options totaled approximately $0.5 million for the year ended December 31, 2000. In addition, the vesting periods on certain stock options were accelerated for employees subject to the reduction in force during the second and fourth quarters of 2000 (See Note 6).

Accordingly, the excess of the fair market value over the exercise price of $2.1 million for these options was recorded as a special charge during the year ended December 31, 2000.

Pre-Merger stock plans: Prior to the Merger, the Company had a stock purchase plan (the "Purchase Plan") and a stock option plan (the "1994 Option Plan") both of which were terminated upon completion of the Merger. The Purchase Plan had 600,000 shares authorized for eligible employees to purchase the Company's common stock through payroll deductions at a purchase price equal to 85% of the lower of the closing price of the Company's common stock on the first or last day of each six-month offer period. No stock awards were granted under the Purchase Plan for 1998. The Company had reserved 3.5 million shares for granting restricted shares, stock units, stock options or stock appreciation rights under the 1994 Option Plan. As a result of the Merger (Note 3) approximately 434,000 stock options were repurchased from optionees and all remaining options under the 1994 Option Plan were canceled.

1998 stock plans: In August 1998, the ZiLOG, Inc. Long-Term Stock Incentive Plan (the "Plan") and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the "Executive Plan"), jointly referred to as the "1998 Plans," were adopted by the Board. Under the 1998 Plans, the Company may grant eligible employees restricted shares, stock units and nonstatuatory and incentive stock options. Options under the 1998 Plans generally have a life of 10 years and vest at a rate of 25% on each of the first four anniversaries following the option grant date. The terms and conditions of each option or stock award under the 1998 Plans are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. As of December 31, 2000, 4.65 million and 6.75 million shares have been reserved for issuance and approximately 3,458,000 and 6,057,000 options have been granted, net of cancellations, under the Plan and the Executive Plan, respectively. An executive was awarded 400,000 shares at zero consideration during 1998. The Company recorded $1.0 million of compensation expense in connection with the award in 1998. The shares were issued 100,000 in 1998 and 300,000 in 1999.

2000 stock plan: In February 2001, the ZiLOG, Inc. 2000 Stock Incentive Plan ("2000 Plan") was adopted by the Board. Under the 2000 Plan, the Company may grant eligible employees, directors and consultants restricted shares, stock units and nonstatutory and incentive stock options. Options under the 2000 Plan have a maximum life of 10 years and vest at a rate of 25% on the first anniversaries of the date of the grant and ratably each month for the following three (3) years. The terms and conditions of each option stock award under the 2000 Plan are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. A total of 3.0 million shares have been reserved for issuance under the 2000 Plan. No grants were awarded under the 2000 Plan as of December 31, 2000.

A summary of the Company's activity for all stock plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                              Shares                  Weighted-
                                            Available                  Average
                                               for        Options      Exercise
                                              Grant     Outstanding     Price
- ------------------------------------------ ------------ ------------ ------------
1994 Option Plan
- --------------------------
Balance at December 31, 1997..............        --      5,143,333       $21.11
     Shares reserved......................   1,000,000        --             --
     Options exercised....................        --        (14,852)      $14.50
     Options canceled or repurchased
         upon Merger......................  (1,000,000)  (5,128,481)      $21.13
                                           ------------ ------------
Balance at February 27, 1998..............        --          --
                                           ============ ============

The 1998 and 2000 Plans (1)
- --------------------------
     Shares reserved......................   8,000,000        --             --
     Options granted......................  (6,469,030)   6,469,030        $2.89
     Shares granted.......................    (100,000)       --           $0.00
     Options cancelled....................     270,580     (270,580)       $2.50
                                           ------------ ------------
Balance as of December 31, 1998...........   1,701,550    6,198,450        $2.90
     Shares reserved......................   3,100,000        --             --
     Options granted......................  (1,571,575)   1,571,575        $3.05
     Shares granted.......................    (300,000)       --           $0.00
     Options exercised....................        --       (127,050)       $2.50
     Options cancelled....................     371,974     (371,974)       $2.50
                                           ------------ ------------
Balance as of December 31, 1999...........   3,301,949    7,271,001        $2.96
     Shares reserved......................   3,300,000        --             --
     Options granted......................  (3,282,899)   3,282,899        $5.58
     Restricted shares sold...............    (425,000)       --           $0.00
     Options exercised....................        --       (382,393)       $2.50
     Options cancelled....................   1,165,960   (1,165,960)       $3.77
                                           ------------ ------------
Balance as of December 31, 2000...........   4,060,010    9,005,547        $3.83
                                           ============ ============

(1) No grants were awarded under the 2000 Plan as of December 31, 2000.

The following table summarizes information about stock options outstanding at December 31, 2000:

                              Options Outstanding        Options Exercisable
                       -------------------------------- ---------------------
                                   Weighted-
                                    Average   Weighted-             Weighted-
                         Number    Remaining   Average    Number     Average
       Range of           Out-    Contractual Exercise     Exer-    Exercise
    Exercise Prices     standing     Life       Price     cisable     Price
- ---------------------- ---------- ----------- --------- ----------- ---------
      $1.09 -   $1.09     55,074        9.01     $1.09      55,074     $1.09
      $2.39 -   $2.50  4,722,734        7.62     $2.50   2,476,091     $2.50
      $4.00 -   $6.00  4,227,739        8.77     $5.35   1,195,744     $4.63
                       ---------- ----------- --------- ----------- ---------
      $1.09 -   $6.00  9,005,547        8.17     $3.83   3,726,909     $3.16
                       ========== =========== ========= =========== =========

The weighted average fair value of options granted in 2000, 1999 and 1998 were $1.24, $1.13, and $0.61 per share, respectively. Options that were exercisable as of December 31, 2000, 1999 and 1998 were 3,726,909, 2,014,281, and 500,000, respectively.

Pro forma stock based compensation: Pro forma information regarding net income is required by FAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value of the options granted under the 1998 Plans was estimated at the date of grant using the Minimum Value Method option pricing model using the following weighted average assumptions for 2000, 1999 and 1998:

                                                 Year Ended December 31,
                                            -------------------------------
                                              2000       1999       1998
                                            ---------  ---------  ---------
Annual average risk free interest rate....       5.0%       6.7%       5.0%
Estimated life in years...................        5          5          5
Dividend yield............................       0.0%       0.0%       0.0%

For purposes of pro forma disclosure, the expense amortization of the options' fair value is allocated over the options' four-year vesting period. Future pro forma net income (loss) results may be materially different from actual amounts reported. The pro forma net loss amounts for the year ended December 31, 2000, 1999 and 1998 were approximately $(60.6 million, $39.0 million and $38.1 million, respectively.

NOTE 12. INCOME TAXES

The provision (benefit) for income taxes is as follows (in thousands):

                                                   Year Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
Federal:
     Current................................ $     --   $     --   $  (8,252)
     Deferred...............................       --         --      (6,364)
                                              ---------  ---------  ---------
                                                   --         --     (14,616)
State:
     Current................................       --         197        293
     Deferred...............................       --          --     (1,499)
                                              ---------  ---------  ---------
                                                   --         197     (1,206)
Foreign:
     Current................................       332        807        861
     Deferred...............................        --        --         713
                                              ---------  ---------  ---------
                                                   332        807      1,574
                                              ---------  ---------  ---------
     Provision (benefit) for income taxes... $     332  $   1,004  $ (14,248)
                                              =========  =========  =========

Pretax income (loss) from foreign operations was $(2.5) million, $1.4 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The source and tax effects of the differences are as follows (in thousands):

                                                      Year Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
Computed expected benefit................... $ (16,955) $ (12,910) $ (35,622)
State taxes, net of federal benefit.........       --         197       (784)
Foreign taxes...............................       332        593      1,327
Foreign losses not benefited................     1,047        --         --
Losses for which no current year benefit is
     recognized.............................    15,799     12,630     17,451
Other.......................................       109        494      3,380
                                              ---------  ---------  ---------
                                             $     332  $   1,004  $ (14,248)
                                              =========  =========  =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                              December 31,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
Deferred tax liabilities - tax over book depreciation.. $ (11,828)   (17,606)

Deferred tax assets:
     Net operating losses..............................    42,368     33,482
     Accruals not currently deductible.................     4,958      6,803
     Inventory valuation adjustments and reserves......     4,815      2,700
     Tax credits.......................................     2,540      2,340
     Prepaid expenses and other........................      (257)       830
                                                         ---------  ---------
                                                           54,424     46,155

Deferred tax asset valuation allowance.................   (42,596)   (28,549)
                                                         ---------  ---------
Net deferred taxes..................................... $     --         --
                                                         =========  =========

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2000 has been established to reflect these uncertainties. The valuation allowance increased by approximately $14.0 million and $11.1 million during the fiscal year ended December 31, 2000 and December 31, 1999, respectively.

As of December 31, 2000, the Company had federal and California net operating loss carryforwards of approximately $117.4 million and $18.8 million, respectively, which will expire beginning in years 2003 through 2013, if not utilized. As of December 31, 2000, the Company also had federal tax credit carryforwards of approximately $2,540,000, which will expire at various dates beginning in 2003 through 2013, if not utilized.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards and tax credit carryforwards before full utilization.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under noncancelable operating leases, which expire in 2001 through 2005. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. During 1999, the Company entered into a capital lease agreement with a bargain purchase option to acquire the assets at the end of the lease term.

Minimum future lease payments under these noncancelable leases at December 31, 2000 are as follows (in thousands):

                                               Capital   Operating
                                               Leases     Leases
                                              ---------  ---------
  2001...................................... $     659  $   6,490
  2002......................................       --       5,993
  2003......................................       --       5,265
  2004......................................       --       1,066
  2005......................................       --          81
                                              ---------  ---------
  Total minimum lease payments..............       659  $  18,895
  Less amount representing interest.........        23   =========
                                              ---------
  Present value of minimum lease payments... $     636
                                              =========

Total operating lease expense, including month-to-month rentals, was approximately $7.3 million, $6.6 million and $5.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously. The Company believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.

NOTE 14. RELATED PARTY TRANSACTIONS

On March 22, 2000, ZiLOG acquired a 20% equity interest of the then outstanding common stock of Qualcore (see Note 4). ZiLOG purchased semiconductor design services from Qualcore totaling approximately $1.4 million for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, ZiLOG made no purchases from Qualcore. ZiLOG had payables to Qualcore of approximately $0.5 million at December 31, 2000. Payment terms between ZiLOG and Qualcore are net zero, payable upon percentage of completion.

We made sales of restricted stock at $4.00 per share to four persons pursuant to Section 4(2) of the Securities Act of 1933. In January 2000, we sold 250,000 shares of restricted stock to Robert D. Norman, an independent consultant. In February 2000, we sold restricted stock to three of our directors: 25,000 shares to Richard S. Friedland, 50,000 shares to Murray A. Goldman and 100,000 shares to Lionel N. Sterling. The restricted stock sold to these three directors vests 50% per year over two years.

In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, ("AIT"), pursuant to which, AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $17.4 million, $23.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company had payments due to AIT of approximately $1.5 million and $3.8 million at December 31, 2000 and 1999, respectively. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to Globespan, of which Texas Pacific Group is a significant stockholder. The Company's net sales to Globespan totaled approximately $9.2 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively. There were no sales to Globespan during 1998. ZiLOG's receivable from Globespan was $2.6 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively. Payment terms between Globespan and ZiLOG are net 30 days.

NOTE 15. SEGMENT REPORTING

Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosures about Segment of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

During the second quarter of fiscal 2000, ZiLOG reorganized its operating segments. This reorganization resulted in military products being reclassified from the communications segment to the embedded control segment. ZiLOG continues to have two reportable segments, communications and embedded control. The prior year information presented below has been reclassified to reflect the change.

The Company's embedded control segment is divided into two business units: Field Programmable Microcontrollers and Home Entertainment. Consistent with the rules of FAS No. 131, the Company has aggregated these two business units into one reportable segment because both units have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. ZiLOG's communications segment consisted of its Communications business unit which is generally more profitable than the Company's other business units and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. In 2000, net sales, EBITDA, and depreciation and amortization, included in Corporate and Other, were generated from foundry work performed for manufacturing partners.

ZiLOG's Chief Executive Officer has been identified as the chief operating decision maker ("CODM") for FAS No. 131 purposes as he assesses the performance of the business units and decides how to allocate resources to the business units . EBITDA, which is defined as earnings from operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option compensation and special charges, is the measure of profit and loss that the CODM uses to assess performance and make decisions. ZiLOG's sales and corporate marketing, manufacturing, central technology, finance and administration groups are shared resources and therefore allocated to operating segments included in the results below. Interest income, interest expense and net other are considered to be corporate items.

ZiLOG's business units do not sell to each other and, accordingly, there are no inter-segment sales. ZiLOG's CODM does not review total assets by operating segment and such data is not presented below since these items are shared resources of the Company and not separated, therefore no breakout by segment exists. The accounting policies for reporting segments are the same as for the Company as a whole. Subsequent to the Merger in 1998, the Company hired new management who defined the Company's current internal reporting structure that included budgeting and evaluating business units' financial performance by the CODM commencing in 1999. During 1998, the Company was managed and reported operating results at the enterprise level and comparable segment financial data is not available.

Information regarding reportable segments for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                              Embedded    Corporate     Total
                                            Communications    Control     and Other  Consolidated
                                            --------------  ------------  ---------  ------------
2000
- -----------------
Net sales................................. $       90,931  $    141,990  $   6,292  $    239,213
                                                                                     ============

EBITDA....................................         29,136         9,488       (795)       37,829
Depreciation and amortization.............        (10,608)      (30,900)      (446)      (41,954)
Special charges...........................           --            --      (17,489)      (17,489)
Amortization and direct stock option
     compensation charges.................           --            --         (522)         (522)
Interest income...........................           --            --        2,756         2,756
Interest expense..........................           --            --      (29,062)      (29,062)
                                                                                     ------------
Loss before income taxes, equity
      investment and cumulative effect
      of change in accounting
      principle...........................                                          $    (48,442)
                                                                                     ============
1999
- -----------------
Net sales................................. $       84,697  $    160,441  $    --    $    245,138
                                                                                     ============

EBITDA....................................         32,368        13,523        664        46,555
Depreciation and amortization.............        (10,420)      (41,948)      --         (52,368)
Special charges...........................           --            --       (4,686)       (4,686)
Interest income...........................           --            --        2,567         2,567
Interest expense..........................           --            --      (28,954)      (28,954)
                                                                                     ------------
Loss before income taxes..................                                          $    (36,886)
                                                                                     ============
1998
- -----------------
Net sales................................. $       64,674  $    140,064  $    --    $    204,738
                                                                                     ============

Net sales are attributable to the ship-to location of ZiLOG's customers as presented in the following table (in thousands):

                                         Year Ended December 31,
                                     -------------------------------
                                       2000       1999       1998
                                     ---------  ---------  ---------
United States...................... $ 110,884  $  93,361  $  79,190
China (including Hong Kong)........    26,880     40,669     35,569
Korea..............................    14,600     22,417     16,433
Singapore..........................    12,962      7,595      5,981
Thailand...........................    10,964     15,759     11,064
Taiwain R.O.C......................     9,700     13,177     10,453
Other Foreign Countries............    53,223     52,160     46,048
                                     ---------  ---------  ---------
           Total................... $ 239,213  $ 245,138  $ 204,738
                                     =========  =========  =========

The following table shows the location of long-lived assets (in thousands):

                                                     December 31,
                                                ---------- ---------
                                                  2000       1999
                                                ---------  ---------
United States (including corporate assets).... $ 104,010  $ 127,054
Philippines...................................     5,031      9,008
Other.........................................       410         84
                                                ---------  ---------
          Total assets........................ $ 109,451  $ 136,146
                                                =========  =========

Major customers: During the year ended December 31, 2000, one distributor, Pioneer-Standard Electronics, who buys from both segments, accounted for approximately 11.5% of net sales. During the years ended December 31, 1999 and 1998, one distributor, Arrow Electronics, Inc., who buys from both segments, accounted for approximately 12.6% and 10.5% of net sales, respectively.

NOTE 16. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short- term investments and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions. Almost all of the Company's trade accounts receivable are derived from sales to electronics distributors and original equipment manufacturers in the areas of computers and peripherals, consumer electronics, appliances and building controls. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

NOTE 17. QUARTERLY RESULTS (UNAUDITED)

The following tables present unaudited quarterly financial information (in thousands) for the eight quarters of 2000 and 1999. The financial information presented for the first three quarters of 2000 has been restated and gives effect to the accounting change discussed in Note 2. The Company's year-end is December 31, with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter.

                                                                     Quarter Ended (Unaudited)
                                                            --------------------------------------
                                                            Dec. 31,   Oct. 1,  July 2,   April 2,
                                                              2000      2000      2000      2000
                                                            --------  --------  --------  --------
Net sales, as originally reported......................... $ 56,010  $ 66,474  $ 61,497  $ 59,518
     Effect of revenue recognition change.................      --       (258)     (354)   (3,674)
                                                            --------  --------  --------  --------
     As restated and pro forma for the first three
         quarters and as reported for the fourth quarter.. $ 56,010  $ 66,216  $ 61,143  $ 55,844
                                                            ========  ========  ========  ========

Gross margin, as originally reported...................... $ 15,538  $ 25,218  $ 25,220  $ 24,658
     Effect of revenue recognition change.................      --       (549)       76    (2,669)
                                                            --------  --------  --------  --------
     As restated and pro forma for the first three
         quarters and as reported for the fourth quarter.. $ 15,538  $ 24,669  $ 25,296  $ 21,989
                                                            ========  ========  ========  ========

Net loss, as originally reported.......................... $(25,211) $ (7,327) $ (6,429)   (7,550)
     Effect of revenue recognition change.................      --       (549)       76    (2,669)
                                                            --------  --------  --------  --------
     Pro forma net loss...................................  (25,211)   (7,876)   (6,353)  (10,219)
     Cumulative effect of change in accounting
         principle .......................................      --        --        --     (8,518)
                                                            --------  --------  --------  --------
     Net loss as restated for the first three quarters
         and as reported for the fourth quarter (1)....... $(25,211) $ (7,876) $ (6,353) $(18,737)
                                                            ========  ========  ========  ========

                                                                     Quarter Ended (Unaudited)
                                                            --------------------------------------
                                                            Dec. 31,   Oct. 3,  July 4,   April 4,
                                                              1999      1999      1999      1999
                                                            --------  --------  --------  --------

Net sales................................................. $ 65,362  $ 64,528  $ 61,039  $ 54,209
Gross margin..............................................   26,286    25,040    19,245    15,799
Net loss..................................................   (4,689)   (4,936)  (15,341)  (12,924)

Pro forma amounts assuming the change in
     accounting principle for revenue recognition
     was applied retroactively:
Net sales................................................. $ 64,142  $ 65,368  $ 57,652  $ 53,532
Gross margin..............................................   25,518    26,037    16,853    14,255
Net loss..................................................   (5,457)   (3,939)  (17,733)  (14,468)

((1) Included in net loss is a fourth quarter special charge of $14.8 million related to asset impairments and restructuring of operations (see Note 6).

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
Name	Age	Position
Richard S. Friedland	50	Director
Murray A. Goldman	63	Director
John W. Marren	38	Director
William S. Price, III	45	Director
David M. Stanton	38	Director
James M. Thorburn	45	Acting Chief Executive Officer, Senior Chief Operations Officer
Michael J. Bradshaw	51	Senior Vice President, Manufacturing Services
Michael D. Burger	42	Senior Vice President and General Manager, Connecting Technology Business Unit
Gerald J. Corvino	53	Senior Vice President and Chief Information Officer
Didier J. LeLannic	42	Senior Vice President and General Manager, Networking Technology Business Unit
Gary Patten	39	Senior Vice President and Chief Financial Officer
Richard R. Pickard	47	Senior Vice President, General Counsel and Secretary
Edward P. Ponganis	50	Senior Vice President and Chief Technology Officer
Tom Vanderheyden	39	Senior Vice President, Worldwide Sales
W. Norman Wu	48	Senior Vice President and Chief Strategy Officer

Richard S. Friedland joined the Board of Directors in August 1998. He was previously associated with General Instrument Corporation. During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Friedland currently serves on the boards of 1Applied Digital Solutions, Inc. and Video Network Communications, Inc., as well as several development stage companies. He holds a Bachelor of Science degree in Accounting from Ohio State University and a Master of Business Administration degree from Seton Hall University.

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

John W. Marren joined Texas Pacific Group in 2000 as a partner and currently leads TPG's technology team. He also serves on the Board of Directors of Globespan and Zhone, and on the Advisory Board of Intel 64 Venture Fund. From 1996 through 2000, Mr. Marren was a Managing Director at Morgan Stanley Dean Witter, most recently as co-head of the Technology Investment Banking Group. Prior to Morgan Stanley, he was a Managing Director at Morgan Stanley Dean Witter, most recently as co-head of the Technology Investment Banking Group. Prior to Morgan Stanley, he was a Managing Director and Senior Semiconductor Research Analyst at Alex. Brown and Sons. He spent eight years in the semiconductor industry working for VLSI Technology and Vitesse Semiconductor. Mr. Marren received his B.S. in Electrical Engineering from the University of California in Santa Barbara.

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

David M. Stanton became a director of the Company upon consummation of the Merger. He is currently a founder of Francisco Partners, a technology leveraged buyout firm. Mr. Stanton was a partner of Texas Pacific Group from 1994 until August 1999. From 1991 until he joined Texas Pacific Group in 1994, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton received a Bachelor of Science degree in Chemical Engineering from Stanford University and a Master of Business Administration from the Stanford Graduate School of Business. Mr. Stanton serves on the Boards of Directors of Belden & Blake Corporation, Denbury Resources, Inc., GlobeSpan Semiconductor, Inc., ON Semiconductor, Paradyne Networks, Inc., GT Com and MVX.com..

James M. Thorburn was appointed Acting Chief Executive Officer and Senior Chief Operations Officer in March 2001. He is also employed by Texas Pacific Group as a Senior Operating Officer. Prior to his joining the Company, Mr. Thorburn was Senior Vice President and Chief Operating Officer of ON Semiconductor. From May 1998 until August 1999, Mr. Thorburn served as Senior Vice President and Chief Financial Officer of ZiLOG. Prior to his joining the Company, Mr. Thorburn was the Vice President of Operations Finance at National Semiconductor. During his 17 year career at National Semiconductor, Mr. Thorburn also managed the financial needs for National Semiconductor's Communications and Computing Group, Analog Division and European Operations. Mr. Thorburn holds a Bachelor of Science degree in Economics from the University of Glasgow, Scotland and is a qualified accountant with the Institute of Chartered Management Accountants.

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

Michael D. Burger was appointed Senior Vice President and General Manager of the Connecting Technology Business Unit in September 2000, having joined the Company in December 1998 as Senior Vice President of Worldwide Sales. Prior to his position at ZiLOG from 1998, Mr. Burger was Vice President of Worldwide Marketing and Sales at QuickLogic Corporation. Prior to QuickLogic beginning in 1985, Mr. Burger was the Vice President and Managing Director for National Semiconductors ASICs Division based in Hong Kong.

Gerald J. Corvino was appointed Senior Vice President and Chief Information Officer for ZiLOG in June 1998. Beginning in 1996, 1994 and 1979 respectively, Mr. Corvino held the position of CIO for Oracle Corporation, CIO for AT&T Microelectronics, and Vice President Corporate Information Services at Amdahl.

Didier J. LeLannic joined ZiLOG in November 1998 as Senior Vice President and General Manager of the Communications Business Unit which has since been evolved into the Networking Technology Business Unit. Mr. LeLannic was the General Manager of the PCI RAID division of Adaptec from 1997 to 1998. Mr. LeLannic was a co-founder of Pertec Memories, Inc. in October 1994 and served as Executive Vice-President.

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

Edward P. Ponganis joined ZiLOG in 1993 as the Director of IC Design before becoming Vice President of Design Engineering. He became ZiLOG's Senior Vice President and Chief Technology Officer in May 2000. Prior to joining ZiLOG, Mr. Ponganis served as Director of Advanced Products Design at Chips and Technologies. Earlier, Mr. Ponganis was Director of Microprocessor Design Engineering at National Semiconductor.

Tom Vanderheyden was appointed Senior Vice President of Worldwide Sales in September 2000. Prior to this promotion, Mr. Vanderheyden served in the capacity of Vice President of Worldwide Distribution since joining ZiLOG in November of 1999. He has held field sales engineering and senior management positions with both Texas Instruments and Future Electronics, most recently as Regional Vice President of the privately-held distribution company.

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

Based solely on the Company's review of the copies of forms furnished to it and written representations from the executive officers, directors and 10% stockholders, the Company believes all necessary filings were made under Section 16(a) during 2000.

ITEM 11. EXECUTIVE COMPENSATION

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company entered into an employment agreement with Mr. Crawford, which provided that, for a period of five years commencing on the date the Merger is consummated, Mr. Crawford will serve as President and CEO of the Company and as a member of its Board of Directors. Mr. Crawford was elected Chairman of the Board of Directors on May 28, 1999, and terminated employment with the Company on March 16, 2001. The employment agreement provided for an annual base salary of at least $800,000, and provided an annual target bonus of at least $600,000 provided the Company achieved certain performance objectives as determined each year. With respect to calendar year 1998, Mr. Crawford received a base salary of $800,000 and a performance bonus of $700,000. For 1999, Mr. Crawford received a salary of $839,231 and earned a performance bonus of $1,380,000. For 2000, Mr. Crawford received a salary of $885,216. No performance bonus was received by Mr. Crawford for 2000.

Upon commencement of employment with the Company, Mr. Crawford received a $1.0 million sign-on bonus and the Company established a deferred compensation account of $8.0 million, which earned interest of 8% per annum, compounded annually. The $8.0 million plus earnings was paid to Mr. Crawford in accordance with the terms of the General Release Agreement described below.

Pursuant to Mr. Crawford's termination of employment effective March 16, 2001, the Company entered into a General Release Agreement with Mr. Crawford which addressed certain matters concerning his separation of employment. Pursuant to the terms and conditions of the General Release Agreement, and in consideration for certain payments thereunder, Mr. Crawford provided a full and final release to the Company and its subsidiaries, shareholders, employees, officers and directors, among others, from any and all claims arising in connection with his employment with the Company. In return for such release, and in satisfaction of all compensation obligations pursuant to his employment agreement or otherwise (except with respect to amounts due pursuant to the terms of the Company's 401(k) and deferred compensation plans), Mr. Crawford was provided with the following, (i) payment as of March 19, 2001 of $10,236,730, less applicable withholdings, (ii) the right to exercise his options of 1,500,000 shares of the Company's common stock during the 24-month period following termination of employment and to retain the anti-dilution protection of such options, as set forth in his employment agreement, to September 15, 2001. In addition, the General Release Agreement acknowledges termination of Mr. Crawford's employment agreement and provides that the provisions of the Stockholders' Agreement dated August 7, 1998, to which Mr. Crawford is a party, shall remain in full force and effect.

The Company issued Mr. Crawford 100,000 shares of Common Stock on May 1, 1998 and 300,000 shares on May 1, 1999. In addition, pursuant to the terms of the employment agreement, Mr. Crawford was granted the option to purchase 1,000,000 shares of Common Stock at an exercise price of $2.50 per share and 1,000,000 shares of Common Stock at an exercise price of $5.00 per share. These Options became exercisable as follows: (i) 125,000 shares on the date the Merger was consummated, (ii) 125,000 shares on December 31, 1998, and (iii) 62,500 shares at the end of each calendar quarter in each of calendar years 1999 and 2000. Pursuant to the terms of the General Release Agreement, Mr. Crawford was provided with the right to exercise his options on 1,500,000 shares of the Company's common stock during the 24-month period following termination of employment. Pursuant to the terms of the merger clause General Release Agreement, prior to September 15, 2001, Mr. Crawford has the right to require the Company to register his shares of Common Stock acquired pursuant to such options or, at the Company's option in lieu of registering such shares, to purchase such shares from Mr. Crawford at an appraised fair market value on such date.

Compensation of Directors

Each outside director receives an option grant of 15,000 effective as of the date of their commencement as a member of the Board of Directors. On each outside director's anniversary date of the commencement of their term as a member of the Board, they shall receive an annual stock option grant of 7,500 shares. Beginning January 2001, a cash retainer of $20,000 per annum will be paid to each outside director. Each outside director also receives $1,000 per meeting of the Board or any committee of the Board whether the outside director appears in person or by telephone and reimbursement of expenses incurred to attend such meeting of the Board or committee meeting. This compensation is not paid pursuant to consulting contracts. The Company's other directors currently do not receive any compensation for service on the Board of Directors. There are no family relationships between any directors or executive officers of the Company.

Compensation Committee Report

Our compensation program for officers is administered by the Compensation Committee of the Board of Directors which is currently composed of Messrs. Price, Friedland and Goldman.

Our compensation policy for executive officers is designed to support the overall objective of enhancing value for shareholders by attracting, developing, rewarding and retaining highly qualified and productive individuals, relating compensation to both our performance and individual performance, and ensuring compensation levels that are externally competitive and internally equitable.

The key elements of our executive officer compensation consists of base salary, a cash bonus, stock options and restricted stock for Mr. Crawford, and base salary, discretionary cash bonuses and stock options for other executive officers. The Compensation Committee's policies with respect to each of these elements, including the bases for the compensation awarded to Mr. Crawford, are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by us to the individual, including insurance and other benefits.

The Committee reviews each officer's salary annually. In determining appropriate salary levels, consideration is given to scope of responsibility, experience, Company and individual performance, as well as pay practices of other companies relating to executives with similar responsibility.

With respect to the base salary of Mr. Crawford in 2000, the Compensation Committee took into account a comparison of base salaries of chief executive officers of peer companies known to the members of the Committee, the Company's improvement in financial performance during 1999 and the assessment by the Compensation Committee of Mr. Crawford's individual performance. The Compensation Committee also took into account the new strategic direction that Mr. Crawford chartered for us and its belief that Mr. Crawford is an excellent representative of the Company to the public by virtue of his stature in the community and the industry. Mr. Crawford's base salary of $800,000 was established by the Board of Directors on the date of the merger, pursuant to an employment agreement between the Company and Mr. Crawford.

Our officers may be considered for annual cash bonuses, which are awarded to recognize and reward corporate and individual performance based on meeting specified goals and objectives. Pursuant to the employment agreement between Mr. Crawford and ZiLOG, the Compensation Committee approves an annual target bonus of at least $600,000 based upon certain performance objectives for us and Mr. Crawford to be determined each year.

In awarding a bonus to other executive officers, the Compensation Committee reviews compensation levels and financial results available to it for executive officers for similarly sized technology companies, as well as those located near the Company's headquarters.

In 2000, our financial performance goals were not met for Mr. Crawford nor other executive officers. Consequently, neither Mr. Crawford nor any other executive officer received a bonus based upon the Company's financial performance or the individual's performance in the year 2000. Mr. Crawford and other executive officers who remained employed by us in the first quarter of 2001, received the long term components of bonuses paid to them in 1998 and 1999.

Under the ZiLOG 1998 Long-Term Stock Incentive Plan and 1998 Executive Officer Stock Incentive Plan, restricted shares, stock units and stock options may be granted to the Company's employees, including executive officers, directors and consultants. Grants are determined by the Compensation Committee after recommendation by the Company's management, and the number of options or shares granted under either plan is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability.

Because the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for employees to create value for shareholders. The Committee therefore views stock units, stock options and restricted stock as an important component of its compensation policy.

Section 162(m) of the Internal Revenue Code limits the Company's tax deductions to $1 million for compensation paid to certain executive officers named in Item 11 hereof unless the compensation is "performance based" within the meaning of Section 162(m). The Compensation Committee's intention is and has been to comply with the requirements of Section 162(m) unless the Compensation Committee concludes that such compliance would not be in the best interest of the Company or its stockholders.

Compensation Committee Members:

/s/ William S. Price, Chairman

/s/ Richard S. Friedland

/s/ Murray A. Goldman

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

In 2000, the compensation committee was comprised of William S. Price III, Chairman, Richard S. Friedland and Murray A. Goldman. There were no Compensation Committee Interlocks as that term is defined under Item 402 (j) of Regulation S-K as promulgated under the Securities Exchange Act of 1934, as amended, among the committee members. The Chairman, Chief Executive Officer and President of the Company, and the Senior Vice President of Human Resources provided staff to support this committee. Neither the Chairman of the Company nor the Senior Vice President of Human Resources participated in the deliberations concerning their own respective compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or earned by our Chief Executive Officer and the four other most highly compensated executive officers other than the chief executive officer who were serving as executive officers as of December 31, 2000, 1999 and 1998, (collectively, the "Named Executive Officers").

                                              Annual Compensation            Long-Term Compensation
                                       -------------------------------                Awards
                                                              Other         -------------------------     All
                                                              Annual        Restricted    Securities     Other
           Name and                                          Compensa-        Stock       Underlying   Compensa-
      Principal Position        Year   Salary($) Bonus($)(1)  tion($)       Awards($)    Options (#)   tion($)(2)
- ------------------------------ ------  --------  ----------  ---------      ----------   ------------  ----------
Curtis J. Crawford (7)........  2000  $885,216  $     --    $  58,155 (5)  $     --          400,000  $    1,450
Chairman,President and Chief    1999   839,231   1,380,000     47,026 (3)     750,000 (4)       --         2,400
Executive Officer; Director     1998   794,871   1,700,000    422,093 (3)     250,000 (4)  2,000,000       2,400

Michael J. Bradshaw...........  2000   231,119        --         --              --           44,500       2,400
Senior Vice President,          1999   243,098     234,000       --              --             --         2,400
Worldwide Operations            1998   244,331      81,000       --              --          120,000       2,400

Gerald J. Corvino.............  2000   222,778        --      131,250 (6)        --           49,500       2,400
Senior Vice President,          1999   232,944     220,000        734 (8)        --             --         2,400
Chief Informaiton Officer       1998   179,808      99,000       --              --          150,000       1,363

Didier J. LeLannic............  2000   218,612        --         --              --           69,500        --
Senior Vice President and       1999   226,962     252,000       --              --             --         2,400
General Manager                 1998    53,558      18,000       --              --             --          --

W. Norman Wu..................  2000   223,392        --         --              --           59,500       2,400
Senior Vice President,          1999   232,454     230,000       --              --             --         2,400
Chief Strategy Officer          1998   136,154      90,000       --              --          180,000       1,558

  For each named executive in the table above, one-half of the amount indicated is a long-term bonus earned in 1999 of which 50% of that amount will be paid in February 2000 and 50% paid in February 2001. Such long- term bonuses require that the executive be employed by ZiLOG, Inc. at the time of distribution.

  Amounts represent the Company's matching contributions to the ZiLOG, Inc. Tax-Deferred 401(k) Investment Plan.

  Represents the amount paid for relocation expenses in 1999 and for relocation expenses of $391,394 and of $30,699 for other payroll gross-ups for Mr. Crawford in 1998.

  Reflects 300,000 shares of our common stock issued to Mr. Crawford in 1999 and 100,000 shares of our common stock issued in 1998. These shares were initially issued as restricted stock, though in 1999 these restrictions lapsed.

  Represents payroll gross up for taxable moving expenses.

  Represents realized gain on the exercise of 37,500 stock options in 2000.

  Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.

  Represents airfare for family members.

No options were granted to any of our Named Executive Officers in 1999.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth further information regarding option grants to each of our Named Executive Officers during 2000. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option terms.

                                            Individual Grants                     Potential Realized
                           ----------------------------------------------          Value at Assumed
                                         % of Total                                Annual Rates of
                            Number of     Options                                     Stock Price
                            Securities   Granted to                                Appreciation for
                            Underlying   Employees   Exercise                         Option Term
                             Options     in Fiscal     Price   Expiration  --------------------------
           Name             Granted(1)      Year     ($/SH)(2)    Date          5%           10%
- -------------------------- ------------ ------------ --------- ----------  ------------  ------------
Curtis J. Crawford (4)....     400,000         12.2%    $6.00   05/02/10  $  1,509,347  $  3,824,982

Michael J. Bradshaw (3)...      14,500         0.4       4.00   01/03/10        36,476        92,437
                                30,000         0.9       6.00   05/02/10       113,201       286,874

Gerald J. Corvino (3).....      14,500         0.4       4.00   01/03/10        36,476        92,437
                                35,000         1.1       6.00   05/02/10       132,068       334,686

Didier J. LeLannic (3)....      14,500         0.4       4.00   01/03/10        36,476        92,437
                                55,000         1.7       6.00   05/02/10       207,535       525,935

W. Norman Wu (3)..........      14,500         0.4       4.00   01/03/10        36,476        92,437
                                45,000         1.4       6.00   05/02/10       169,802       430,310

  Options generally vest and become exercisable at the rate of 25% on each of the first four anniversaries following the option grant date.

  These options were granted at the fair value for our common stock at the grant date, as determined by our board of directors.

  These options were fully vested at December 29, 2000.

  Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2000

The following table provides information regarding the aggregate option exercises and fiscal year-end option values for each of the Company's Named Executive Officers for the year ended December 31, 2000. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of our common stock on December 31, 2000, as determined by our board of directors to be $6.00 per share.

                                                              Number of
                                                         Securities Underlying         Value of Unexercised
                                                          Unexercised Options          In-The-Money Options
                             Acquired                    at Fiacal Year End (#)        at Fiscal Year End ($)
                            Shares on       Value     ----------------------------  ------------------------------
           Name            Exercise (#)  Realized ($) Exercisable  Unexercisable    Exercisable    Unexercisable
- -------------------------- ------------  ------------ ----------------------------  ------------  ----------------
Curtis  J. Crawford (1)...       --     $      --       1,500,000         900,000  $  3,375,000  $      1,125,000
Michael J. Bradshaw.......       --            --          74,500          90,000       239,000           210,000
Gerald J. Corvino.........      37,500       131,250       52,000         110,000       160,250           262,500
Didier J. LeLannic........       --            --         104,500         145,000       344,000           315,000
W. Norman Wu..............       --            --         104,500         135,000       344,000           315,000

(1) Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of ZiLOG, Inc. common and preferred stock as of March 1, 2001, by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of ZiLOG, Inc. common or preferred stock, (ii) each of the directors of ZiLOG, Inc., (iii) each of the Named Executive Officers, and (iv) all current executive officers and directors of ZiLOG, Inc. as a group.

                                            Series A                             Class A Non-voting
                                         Preferred Stock     Common Stock           Common Stock
                                       ------------------ --------------------- --------------------
                                         Amount              Amount                Amount
                                          and                 and                   and
                                       Nature of           Nature of             Nature of
                                        Benefi-             Benefi-               Benefi-
                                          cial    Percent     cial     Percent      cial     Percent
           Name and Address              Owner-     of       Owner-       of       Owner-      of
         of Beneficial Owner            ship(1)    Class    ship(1)    Class (2)  ship(1)     Class
- -------------------------------------- ---------- ------- ------------ -------- ------------ -------
TPG Partners II, L.P. (3).............   242,343    96.9%  26,172,770     81.7%   9,693,620    96.9%
201 Main Street
Suite 2420
Fort Worth, TX 76102

Curtis J. Crawford (4), (16)..........     2,127     *      2,254,786      7.0       85,106     *

Michael  J. Bradshaw (5)..............       --     --        186,340       *           --     --

Gerald J. Corvino (6).................       --     --         89,500       *           --     --

Didier J. LeLannic (7)................       --     --        104,500       *           --     --

W. Norman Wu (8)......................       --     --        104,500       *           --     --

Richard S. Friedland (9), (13)........       --     --         33,000       *           --     --

Murray A. Goldman (10), (13)..........       --     --         58,000       *           --     --

John W. Marren (11)...................       --     --            --       --           --     --

William S.  Price, III (12)...........       --     --            --       --           --     --

David M.  Stanton.....................       --     --            --       --           --     --

Lionel N. Sterling (14), (15), (17)...       --     --        103,750       *           --     --

All current executive.................     2,127     *      3,231,664     10.1       85,106     *
officers and directors,
as a group (16 persons)

  Unless otherwise indicated, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

  Applicable percentage ownership is based upon 32,016,272 shares of common stock outstanding at March 1, 2001.

  Includes 2,328,330 and 1,523,256 shares of common stock; 862,344 and 564,168 shares of Class A non-voting common stock; and 21,559 and 14,104 shares of preferred stock held by TPG Investors II, L.P. and TPG Parallel II, L.P., respectively.

  Includes 1,625,000 shares which Mr. Crawford has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  .Includes 74,500 shares, which Mr. Bradshaw has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Includes 52,500 shares, which Mr. Corvino has the right to acquire within 60 days of March 1, 2001 through the exercise of options

  Includes 104,500 shares, which Mr. LeLannic has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Includes 104,500 shares, which Mr. Wu has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Includes 8,000 shares, which Mr. Friedland has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Includes 8,000 shares, which Dr. Goldman has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Mr. Marren serves as a director for the Company and also is a partner of TPG Partners II, L.P., and disclaims beneficial ownership of such securities, except to the extent of his respective pecuniary interests therein.

  Mr. Price serves as a director for the Company and also is a partner of TPG Partners II, L.P., and disclaims beneficial ownership of such securities except to the extent of his respective pecuniary interests therein.

  Includes 50,000 shares of restricted stock, of which 50% vested on February 7, 2001 and the remaining 50% vests on February 7, 2002.

  Includes 100,000 shares of restricted stock, of which 50% vested on February 1, 2001 and the remaining 50% vests on February 1, 2002.

  Includes 3,750 shares which Mr. Sterling has the right to acquire within 60 days of March 1, 2001 through the exercise of options.

  Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.

  Lionel N. Sterling resigned as a Director of the Company effective March 17, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Merger, the Company paid TPG Partners II, L.P. ("TPG II") and certain affiliates financial advisory and other fees and reimbursed certain expenses, in an aggregate amount of approximately $8 million.

In connection with the Merger, TPG II and certain other investors received 27,000,000 new shares of Common Stock, 10,000,000 shares of Non-Voting Common Stock and 250,000 shares of Series A Cumulative Preferred Stock of ZiLOG, the surviving corporation, after taking effect of the 4-for-1 stock split declared by the Board upon consummation of the Merger and the 2-for- 1 stock spit approved by the Board in August 1998. The preferred stock has initial liquidation value of $100 per share. The Preferred Stock will accumulate dividends at the rate of 13.5% per annum payable quarterly for periods ending on or prior to February 26, 2008. Dividends will compound to the extent not paid in cash. On February 27, 2008, ZiLOG will be required to pay in cash all accumulated but unpaid dividends on the preferred stock. Thereafter, the preferred stock will accumulate dividends at the rate of 15.5% per annum. Subject to restrictions imposed by certain indebtedness of ZiLOG, ZiLOG will be able (but not required) to redeem shares of the preferred stock at any time at redemption prices ranging from 105% of liquidation value plus accumulated and unpaid dividends at February 27, 1998 to 100% of liquidation value plus accumulated and unpaid dividends at February 27, 2003 and thereafter. In certain circumstances involving a change of control of ZiLOG, subject to restrictions imposed by certain indebtedness of ZiLOG, holders of preferred stock will be able (but not required) to require ZiLOG to repurchase shares of preferred stock at liquidation value plus accumulated and unpaid dividends.

See Note 14 to the consolidated financial statements for a discussion of related party transactions.

During 1999, the Company made an interest-free loan in the amount of $65,000 to Mr. Michael D. Burger, Senior Vice President, Worldwide Sales. This indebtedness was repaid in February 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

1. Consolidated Financial Statements and Supplementary Data:

2. Financial Statement Schedules

The Financial Statement Schedule listed below is filed as part of this Report:
Page
Schedule II Valuation and Qualifying Accounts	II-1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2000.

(c) Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

(d) Financial Statements Schedules

See Item 14 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZiLOG, INC.

By: /s/ JAMES M. THORBURN   :   Date: March 29, 2001

(James M. Thorburn)
(Acting Chief Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JAMES M THORBURN (James M.Thorburn)	Acting Chief Executive Officer	March 29, 2001

/s/ GARY PATTEN (Gary Patten)	Senior Vice President, Chief Financial Officer	March 29, 2001

/s/ RICHARD S. FRIEDLAND	Director	March 29, 2001
(Richard S. Friedland)

/s/ MURRAY A GOLDMAN	Director	March 29, 2001
(Murray A. Goldman)

/s/ JOHN W. MARREN	Director	March 29, 2001
(John W. Marren)

/s/ WILLIAM S. PRICE, III	Director	March 29, 2000
(William S. Price)

/s/ DAVID M. STANTON	Director	March 29, 2001
(David M. Stanton)

EXHIBIT INDEX

Exhibit Number	Exhibit description
2.1 (a)	Agreement and Plan of Merger, dated as of July 20, 1997, between TPG Partners II, L.P. and ZiLOG Inc. (the Recapitalization Agreement).
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any Schedule to the Recapitalization Agreement.
2.2 (a)	Amendment Number One to the Recapitalization Agreement, dated as of November 18, 1997, by and between TPG Partners II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
2.3 (a)	Amendment Number Two to the Recapitalization Agreement, dated as of December 10, 1997, by and between TPG Partners II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
2.4 (a)	Amendment Number Three to the Recapitalization Agreement, dated as of January 26, 1998, by and between TPG Partners II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
3.1 (a)	Certificate of Incorporation of ZiLOG, Inc.
3.2 (a)	Certificate of Merger of TPG Zeus Acquisition Corporation into ZiLOG, Inc filed with the Delaware Secretary of State on February 27, 1998.
3.3 (a)	Bylaws of ZiLOG, Inc.
3.4 (a)	Certificate of Designation of Series A Cumulative Preferred Stock of ZiLOG, Inc.
3.5 (b)	Certificate of Amendment of Certificate of Incorporation of ZiLOG, Inc.
4.1 (a)	Stockholders Voting Agreement, dated as of July 20 1997, by and among TPG Partners II, L.P., on the one hand, and Warburg, Pincus Capital Company, L.P. and Warburg, Pincus & Co., on the other hand.
4.2 (a)	Stockholders' Agreement dated as of February 27, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P. and certain othe stockholders of ZiLOG, Inc.
4.3 (a)	Letter Agreement, dated as of November 18, 1997, by and among TPG Partners II, L.P., Warburg, Pincus Capital Company, L.P. and Warburg, Pincus & Co., and ZiLOG, Inc.
4.4 (a)	Form of 9.5% Senior Secured Notes due 2005 of ZiLOG, Inc.
4.5 (a)	Indenture, dated as of February 27, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Indenture.
4.6 (a)	Purchase Agreement dated as of February 23, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company, Goldman, Sachs & Co., BancBoston Securities Inc. and Citicorp Securities, Inc.
4.7 (a)	Registration Rights Agreement, dated as of February 27, 1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company, Goldman, Sachs, & Co., BancBoston Securities Inc. and Citicorp Securities, Inc.
4.8 (a)	Company Security Agreement dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company Security Agreement.
4.9 (a)	Subsidiary Security Agreement, dated as of February 27, 1998 by and among each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b) (2) of item 601 of Regulation S-K the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Subsidiary Security Agreement.
4.10 (a)	Company Pledge Agreement, dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company Pledge Agreement.
4.11 (a)	Subsidiary Pledge Agreement, dated as of February 27, 1998 by each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Subsidiary Pledge Agreement.
4.12 (a)	Company and Subsidiary Patent and Trademark Security Agreement, dated as of February 27, 1998 by and among ZiLOG, Inc., each of the direct and indirect domestic ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Company and Subsidiary Patent and Trademark Security Agreement.
4.13 (a)	Copyright Security Agreement, dated as of February 27, 1998 by ZiLOG, Inc., each of the direct and indirect ZiLOG, Inc. Subsidiary signatories thereto and State Street Bank and Trust Company.
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Copyright Security Agreement.
4.14 (a)	Stockholders' Agreement, dated as of March 26, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II, L.P. TPG Parallel II, L.P. and certain other stockholders of ZiLOG.
10.1(a)	Contract of Lease, dated March 22, 1979, by and between ZiLOG Philippines, Inc. and Fruehauf Electronics Phils. Corporation.
NOTE: Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Contract of Lease.
10.2 (c)	Credit Agreement, dated December 30, 1998, by and between ZiLOG, Inc. and The CIT Group/ Business Credit, Inc.
10.2.1	Amendment Number One to the Credit Agreement, by and between ZiLOG, Inc. and The CIT Group/Business Credit, Inc.
10.2.2	Amendment Number Two to the Credit Agreement, dated August 18, 2000 by and between ZiLOG, Inc and The CIT Group/Business Credit, Inc.
10.2.3	Amendment Number Three to the Credit Agreement, dated December 27, 2000 by and betwee ZiLOG, Inc and The CIT Group/Business Credit, Inc.
10.3 (a)	Form of 1997 Employee Performance Incentive Plan (1).
10.4 (a)	1997 ZiLOG Employee Performance Incentive Plan Administrative Guide (1).
10.5 (a)	1997 ZiLOG Employee Performance Incentive Plan Executive Bonus Administrative Guide (1).
10.6	Employment Agreement, effective February 27, 2000, by and between Michael J. Bradshaw and ZiLOG, Inc (1).
10.7	Employment Agreement, effective February 27, 2000, by and between Richard R. Pickard and ZiLOG, Inc (1).
10.8	Employment Agreement, effective September 1, 2000, by and between Tom Vanderheyden and ZiLOG, Inc. (1)
10.9	Employment Agreement, effective November 20, 2000, by and between Michael Burger and ZiLOG, Inc. (1)
10.10	Employment Agreement, effective May 8, 2000, by and between Edward P. Ponganis and ZiLOG, Inc. (1).
10.11	Employment Agreement, effective May 31, 2000, by and between W. Norman Wu and ZiLOG, Inc. (1).
10.12	Employment Agreement, effective May 30, 2000, by and between Gerald J. Corvino and ZiLOG, Inc. (1).
10.13	ZiLOG, Inc 2000 Stock Incentive Plan.
10.15 (c)	Employment Agreement, dated as of March 1, 1998 by and between Curtis J. Crawford and TPG Partners II, L.P. (1).
10.16 (a)	Lease, dated as of February 18, 1998, between ZiLOG, Inc. and CarrAmerica Realty Corporation.
NOTE: Pursuant to the provisions of paragraph (b)(2) of item 601 of Regulation S-K, the registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Lease.
10.17 (d)	ZiLOG, Inc. 1998 Long-Term Stock Incentive Plan, as amended.
10.18 (d)	ZiLOG, Inc. Executive Officer Stock Incentive Plan, as amended.
10.19 (d)	Employment Agreement, dated November 1, 1999, by and between Gary Patten and ZiLOG, Inc. (1).
10.20	Employment Agreement, effective November 11, 2000, by and between Didier J. LeLannic and ZiLOG, Inc. (1).
10.21(e)	Restricted Share Agreement dated January 13, 2000, by and between Robert D. Norman and ZiLOG, Inc.
10.22 (d)	Restricted Share Agreement, dated February 7, 2000, by and between Richard S. Friedland and ZiLOG, Inc.
10.23 (d)	Restricted Share Agreement, dated February 7, 2000 by and between Murray A. Goldman and ZiLOG, Inc.
10.24 (d)	Restricted Share Agreement, dated February 1, 2000 by and between Lionel Sterling and ZiLOG, Inc.
10.25 (d)	Distributor Agreement, dated February 2, 2000 by and between Pioneer-Standard Electronics, Inc. and ZiLOG, Inc.
10.26 (e)	Purchase and Sales Agreemnet, dated March 22, 2000, by and between ZiLOG, Inc., Dasaradha R. Gude, certain stockholders, Virtual IP Group, Inc., Qualcore Group, Inc. and Qualcore Logic Private Limited.
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies o any Schedule to the Purchase and Sale Agreement.
10.27 (e)	Merger Agreement, dated July 16, 2000, by and between ZiLOG, Inc. and Calibre, Inc.
NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission, upon request, copies o any Schedule to the Merger Agreement.
18.1	Letter from Ernst & Young LLP, independent auditors, regarding change in accounting principle.
21.1 (a)	Subsidiaries of ZiLOG, Inc.
23.1	Consent of Ernst & Young LLP, independent auditors.
25.1 (a)	Form T-1 with respect to the eligibility of State Street Bank and Trust Company with respect to the Indenture.

__________________

(a) Incorporation herein by reference to the item of the same name filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-51203) declared effective by the Securities and Exchange Commission on July 9, 1998.

(b) Incorporation herein by reference to the item of the same name filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(c) Incorporation herein by reference to the item of the same name filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(d) Incorporation herein by reference to the item of the same name filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(e) Incorporation herein by reference to the item of the same name filed as an Exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2000.

(1) Represents a management contract or compensatory plan or agreement.

SCHEDULE II
ZiLOG, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 1999, and 1998
(In thousands)

                                                 Additions
                                                  Charged
                                     Balance at  to Costs               Balance at
                                     Beginning      and     Deductions    Ending
                                     of Period   Expenses      (1)      of Period
                                     ----------  ---------  ----------  ----------
December 31, 2000
  Allowance for doubtful accounts.. $      423  $     456  $      --   $      879

December 31, 1999
  Allowance for doubtful accounts.. $      366  $     127  $      (70) $      423

December 31, 1998
  Allowance for doubtful accounts.. $      250  $     153  $      (37) $      366

__________________________

(1) Uncollectible accounts written off, net of recoveries.