Form 10-Q
period 2001-04-01
ZILOG INC
filed 2001-05-16
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    As of April 30, 2001, there were 32,016,272 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, under-absorption of manufacturing costs in our wafer fabs from under-utilization of production capacity, and ZiLOG's distributors and customers significantly reducing their existing inventories before ordering new products, and those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. ZiLOG undertakes no obligation to publicly release updates or revisions to these statements.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED APRIL 1, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three months ended April 1, 2001 and April 2, 2000	**

Condensed Consolidated Balance Sheets at April 1, 2001 and December 31, 2000	**

Condensed Consolidated Statements of Cash Flows for the Three months ended April 1, 2001 and April 2, 2000	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                                    Three Months Ended
                                                 ---------------------
                                                   April 1,    April 2,
                                                     2001       2000
                                                 ---------- ----------
Net sales...................................       $44,250    $55,844
Cost of sales...............................        38,171     33,855
                                                 ---------- ----------
Gross margin................................         6,079     21,989

Operating expenses:
  Research and development..................         9,085      9,761
  Selling, general and administrative.......        13,557     15,489
                                                 ---------- ----------
                                                    22,642     25,250
                                                 ---------- ----------
Operating loss..............................       (16,563)    (3,261)

Other income (expense):
  Interest income...........................           524        768
  Interest expense..........................        (7,327)    (7,278)
  Other, net................................          (256)      (316)
                                                 ---------- ----------
Loss before income taxes, equity investment
  and cumulative effect of change in
  accounting principle......................       (23,622)   (10,087)
Provision for income taxes..................           125        132
                                                 ---------- ----------
Loss before equity investment and cumulative
  effect of change in accounting principle...      (23,747)   (10,219)
Equity in loss of Qualcore Group, Inc. ......         (309)      --
                                                 ---------- ----------
Loss before cumulative effect of change in
  accounting principle.......................      (24,056)   (10,219)
Cumulative effect of change in accounting
   principle.................................         --       (8,518)
                                                 ---------- ----------
Net loss ....................................     $(24,056   $(18,737)
                                                 ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

                                                                April 1,   December 31,
                                                                  2001         2000
                                                             -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents..............................       $26,944      $40,726
  Accounts receivable, less allowance for doubtful
    accounts of $621 at April 1, 2001 and $879
    December 31, 2000 ...................................        22,347       29,378
  Inventories............................................        22,520       27,547
  Prepaid expenses and other current assets..............        12,270       14,005
                                                             -----------  -----------
          Total current assets...........................        84,081      111,656
                                                             -----------  -----------

Property, plant and equipment, at cost...................       317,719      315,330
Less: accumulated depreciation and amortization..........      (214,237)    (205,879)
                                                             -----------  -----------
   Net property, plant and equipment.....................       103,482      109,451

Other assets.............................................        17,424       18,640
                                                             -----------  -----------
                                                               $204,987     $239,747
                                                             ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.......................................       $16,235      $17,098
  Accrued compensation and employee benefits.............        14,587       27,720
  Other accrued liabilities..............................        22,975       29,148
  Short term debt........................................        13,000         --
  Deferred income on shipments to distributors...........        11,718       13,998
                                                             -----------  -----------
          Total current liabilities......................        78,515       87,964

Notes Payable............................................       280,000      280,000

Other non-current liabilities............................        14,570       14,666

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
    authorized; 1,500,000 shares designated as Series A
    Cumulative Preferred Stock; 250,000 shares of Series
    A Cumulative Preferred Stock issued and outstanding
    at April 1, 2001 and December 31, 2000; aggregate
    liquidation preference $36,808........................       25,000       25,000

  Common Stock, $0.01 par value; 70,000,000 shares
    authorized; 32,016,272 shares issued and outstanding
    at April 1, 2001 and 31,962,845 shares at December 31,
    2000. Class A Stock, $0.01 par value; 30,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    at April 1, 2001 and December 31, 2000................          420          419
  Deferred stock compensation.............................         (976)      (1,462)
  Additional paid-in capital..............................       11,735       12,151
  Accumulated deficit.....................................     (204,277)    (178,991)
                                                             -----------  -----------
          Total stockholders' deficiency..................     (168,098)    (142,883)
                                                             -----------  -----------
                                                               $204,987     $239,747
                                                             ===========  ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Three Months Ended
                                                             ----------------------
                                                               April 1,    April 2,
                                                                 2001        2000
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................    $(24,056)   $(18,737)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization........................      10,118      10,402
     Cumulative effect of change in accounting principle..        --         8,518
     Loss from disposition of equipment...................         199           1
  Changes in assets and liabilities:
     Accounts receivable..................................       7,031         996
     Inventories..........................................       5,027      (3,850)
     Prepaid expenses and other current and noncurrent
       assets.............................................       1,721      (2,448)
     Accounts payable.....................................        (863)        639
     Accrued compensation and employee benefits...........     (13,133)       (541)
     Other accrued and noncurrent liabilities.............      (9,779)     (8,938)
                                                             ----------  ----------
           Cash used by operating activities..............     (23,735)    (13,958)
                                                             ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................      (3,112)     (4,105)
   Purchase of equity interest in Qualcore Group, Inc. ...        --        (5,500)
                                                             ----------  ----------
          Cash used by investing activities...............      (3,112)     (9,605)
                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt...........................      13,000        --
  Proceeds from issuance of common stock..................          65       1,964
  Principal payments under capital lease .................        --          (167)
                                                             ----------  ----------
           Cash provided by operating activities..........      13,065       1,797
                                                             ----------  ----------
Decrease in cash and cash equivalents.....................     (13,782)    (21,766)
Cash and cash equivalents at beginning of period..........      40,726      60,806
                                                             ----------  ----------
Cash and cash equivalents at end of period................     $26,944     $39,040
                                                             ==========  ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2000, filed on April 2, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2001 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

As described in Note 11, Stockholders' Equity (Deficiency), to the Consolidated Financial Statements of the Company's 2000 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of April 1, 2001, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $12.7 million. During the three month period ended April 1, 2001, $1.2 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

  ACCOUNTING CHANGE - RECOGNITION OF REVENUE ON SALES TO DISTRIBUTORS

  The Company changed its accounting method in the fourth quarter of 2000, effective January 1, 2000, for recognizing revenue on shipments to distributors who have rights of return and price protectrion on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors, net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore it is a preferable method of accounting. For the quarter ended April 2, 2000, the cumulative effect of the change in account method was a charge of $8.5 million, net of a zero income tax effect. The results for the first quarter of 2000 were restated to reflect the effects of the accounting change.

  RELATED PARTY TRANSACTIONS

On March 22, 2000, ZiLOG acquired a 20% equity interest of the then outstanding common stock of Qualcore Group, Inc. ("Qualcore"). ZiLOG purchased semiconductor design services from Qualcore totaling approximately $0.3 million and $0.1 million for the three- month periods ended April 1, 2001 and April 2, 2000, respectively. ZiLOG had payables to Qualcore of approximately $0.2 million and $0.1 million at April 1, 2001 and April 2, 2000, respectively. Payment terms between ZiLOG and Qualcore are net zero.

In January 1999 ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $2.7 million as of April 1, 2001, and $4.9 million as of April 2, 2000. The Company had payments due to AIT of approximately $0.9 million at April 1, 2001, and $2.2 million at April 2, 2000. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $2.4 million and $1.3 million during the three-month periods ended April 1, 2001 and April 2, 2000, respectively. As of April 1, 2001 and April 2, 2000, the Company had accounts receivable from GlobeSpan of approximately $1.1 million and $0.8 million, respectively.

  INVENTORIES

  The components of inventories are as follows (in thousands):

                                  April 1,   December 31,
                                    2001        2000
                                 ----------- -----------
     Raw materials...............    $1,476      $1,313
     Work-in-process.............    15,361      19,827
     Finished goods..............     5,683       6,407
                                 ----------- -----------
                                    $22,520     $27,547
                                 =========== ===========

  SEGMENT REPORTING

ZiLOG has two reportable business segments: Communications and Embedded Controls. The Company's Embedded Controls segment is comprised of two business units: Field Programmable Micro-controllers and Home Entertainment. Consistent with the rules of Statement of Financial Accounting Standards ("SFAS") No. 131, the Company has aggregated these two business units into one reportable segment because these product lines have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit micro-controllers and digital signal processors. The Communications segment is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices.

Net sales, EBITDA, and depreciation and amortization, included in Corporate and Other, were generated primarily from foundry work performed for manufacturing partners. EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges.

Financial information regarding reportable segments for the three month periods ended April 1, 2001 and April 2, 2000 are as follows (in thousands):

                                                         Corporate
                                 Communica-   Embedded      and         Total
                                    tions      Control     Other     Consolidated
                                 ----------- ----------- ---------- --------------
Three Months Ended
 April 1, 2001:
Net sales........................   $20,039     $23,169     $1,042        $44,250
                                                                    ==============

EBITDA...........................    (2,795)     (4,366)        96        ($7,065)
Qualcore amortization ...........      --          --          364            364
Depreciation and amortization....    (3,006)     (6,734)      (378)       (10,118)
Interest income..................      --          --          524            524
Interest expense.................      --          --       (7,327)        (7,327)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      ($23,622)
                                                                    ==============

Three Months Ended
 April 2, 2000:
Net sales........................   $20,504     $35,340    $ --           $55,844
                                                                    ==============

EBITDA...........................     5,753       1,122        (50)        $6,825
Depreciation and amortization....    (2,500)     (7,902)      --          (10,402)
Interest income...............         --          --          768            768
Interest expense..............         --          --       (7,278)        (7,278)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      ($10,087)
                                                                    ==============

Major customers: During the three month ended April 1, 2001, one distributor, Pioneer-Standard Electronics, who buys from both segments, accounted for approximately 14% of net sales. For the three month periods ended April 2, 2000, Arrow Electronics, why buys from both segments, accounted for approximately 13% of net sales.

  SHORT TERM DEBT

  ZiLOG has an agreement with a financial institution in the form of a senior secured revolving and capital equipment credit facility (the "Facility"). During the three-month period ended April 1, 2001, ZiLOG borrowed $13.0 million under its available revolving credit facility at 8.1% interest per annum. There were no borrowings under the capital equipment credit facility. At April 1, 2001, the Company's calculated availability, net of borrowings, under the Facility was $16.0 million

  COMPREHENSIVE INCOME.

  The Company had no items of other comprehensive income to report in either of the three-month periods ended April 1, 2001 and April 2, 2000.

  LEGAL PROCEEDINGS

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

  One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. We believe that we are unlikely to have liability in any of these situations, but no assurance can be given in this regard. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license.

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

  DERIVATIVE INSTRUMENTS AND HEDGING

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting. The adoption of FASB Statement No. 133 did not have a significant impact on the Company's financial position or results of operations as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information presented below should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each quarter. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter or the full fiscal year.

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

In the fourth quarter of 2000, the Company changed its accounting method for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore, it is a preferable method of accounting. The cumulative effect of the change in accounting principle was retroactively applied beginning on January 1, 2000 and resulted in a charge of $8.5 million, net of a zero income tax effect.

Net Sales. Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000 which has continued into the first quarter of 2001 and has adversely affected net sales for most of our product lines. We believe that this overall decline in demand for our products is reflective of general economic trends, particularly in the high technology sector, and may continue for several quarters. Net sales for the first quarter of 2001 decreased 20.8% from the comparable period of 2000. The decrease was attributable primarily to lower unit shipments in our embedded control business segment as well as the communications segment. Net sales of communications products in the first quarter of 2001 decreased 2.3% compared with the same period in 2000. The decrease in communications product sales was the result of lower unit shipments of internet processor products, partially offset by sales within our wireless connectivity product line that was acquired from Calibre, Inc. during the third quarter of 2000.

Net sales of embedded control products in the first quarter of 2001 decreased 34.4% compared to the first quarter in 2000 which reflects reductions in unit shipments for all of our embedded control product lines, particularly home entertainment, peripherals and military products. Compared to the first quarter of 2000, military and peripherals products net sales declined by 98.6% and 32.7%, respectively, in the first quarter of 2001 which reflects the phase-out and de-emphasized status of these business lines. We expect the downward trend in net sales of peripherals products to continue and we expect no further sales of military products. During the first quarter of 2001 our accounts receivable balance declined by $7.0 million which reflects lower sales levels in the first quarter of 2001, compared to the fourth quarter of 2000.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the first quarter of 2001 were 46.7% and 53.3%, respectively, compared to domestic and international sales of 48.3% and 51.7%, respectively, in the first quarter of 2000.

Gross Margin. The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization, inventory reserves and depreciation. Gross margin as a percent of net sales declined to 13.7% in the first quarter of 2001 from 39.4% in the first quarter of 2000. The decline in gross margin in the first quarter of 2001 compared to the first quarter of 2000 primarily resulted from lower sales, coupled with significant under-absorption of manufacturing costs in our fabrication facilities due to under-utilization of production capacity. During the first quarter of 2001 our inventories declined by $5.0 million which reflects our desire to match production levels with anticipated customer demand. During December 2000, the book value of our five-inch wafer fabrication facility was written down by $6.9 million, to an estimated realizable value of $3.0 million. The Company has reclassified the assets and the remaining carrying value of $3.0 million to other current assets, as these assets are held for sale and ceased depreciation. For the first quarter of 2001 depreciation expense was reduced by approximately $0.8 million, compared to what would have been recorded, as a result of the reclassification of these assets.

Research and Development Expenses. Research and development expenses were $9.1 million in the first quarter of 2001, reflecting a 6.9% decrease from the $9.8 million reported in the first quarter of 2000. The decrease in research and development expense was due principally to elimination of amortization of intangible assets of our Seattle Design Center which were written-off in December 2000. First quarter 2001 research and development expense also declined in comparison to the first quarter of 2000 due to reduced headcount and payroll-related costs in our central technology development group.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $13.6 million in the first quarter of 2001 from $15.5 million in the first quarter of 2000. The decrease in our selling, general and administrative spending in 2001 was due primarily to lower payroll-related costs as a result of reduced headcount. In addition, sales commissions and incentive compensation have declined compared to the first quarter of 2000 as a result of lower sales levels.

Other Income/(Expense), Net. Interest income represents interest earned on cash and cash equivalents with maturities of less than 90 days. Interest expense is primarily comprised of the interest on the Company's 9.5% Senior Secured Notes ("Notes") and amortization of deferred financing costs of $0.3 million. The Company incurs approximately $26.6 million in interest coupon payments annually on the Notes.

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

Income Taxes. Our provision for income taxes in the first quarters of both 2001 and 2000 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes.

EBITDA. EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non- cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing our operation performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA as presented by other companies. For the three months ended April 1, 2001, the Company incurred a loss of $7.3 million in EBITDA. The Company generated $6.8 million in EBITDA in the three months ended April 2, 2000.

Liquidity and Capital Resources

Our primary cash needs are debt service, working capital, capital expenditures and equity investments. We meet these needs with our operating cash flow, cash on hand and available credit lines. As of April 1, 2001 we had cash and cash equivalents of approximately $26.9 million. Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four- year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. The ability to borrow these amounts is limited by certain financial tests. The total permitted borrowing under this credit facility was $29.0 million as of April 1, 2001. As of April 1, 2001, we borrowed $13.0 million under the revolving credit facility, leaving a remaining availability of $16.0 million. Our ability to borrow under the credit facility may fluctuate such that at any time, we may not have available the difference between total permitted borrowings of $29.0 million at April 1, 2001 and the current borrowings of $13.0 million. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (8.1% at April 1, 2001) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (9.0% at April 1, 2001) or LIBOR plus 3.0% (9.1% at April 1, 2001) for the capital expenditure line.

Cash used by operating activities was $23.7 million for the three months ended April 2, 2001, compared to $14.0 million in the similar period of 2000. The use of cash by operating activities in the first quarter of 2001 primarily reflects our net loss of $24.1 million, adjusted by depreciation and amortization of $10.1 million, an increase in accrued compensation and employee benefits of $13.1 million, and an increase in other accrued and noncurrent liabilities of $9.8 million, offset by decreases in accounts receivable and inventories of $7.0 million and $5.0 million, respectively. Included in the change in other accrued and noncurrent liabilities was $13.3 million for a payment of interest on the Notes. We paid $10.3 million to our former Chief Executive Officer, pursuant to a contractual obligation, which is reflected in the change in accrued compensation and employee benefits. The use of cash by operating activities in the first quarter of 2000 was primarily attributable to our net loss of $18.7 million, adjusted for $10.4 million of depreciation and amortization and the $8.5 million cumulative effect of our change in accounting principle for sales to distributors. Also during the first three months of 2000, we used cash of $13.3 million for a payment of interest on the Notes, which is included in the change in other accrued and noncurrent liabilities.

Cash used by investing activities was $3.1 million for the three months ended April 1, 2001 and was $9.6 million for the three months ended April 2, 2000. Cash used for investing activities in the first quarter of 2001 was for capital expenditures, primarily relating to equipment in our 0.35 micron wafer fab. We expect capital expenditures for 2001 to total approximately $6.0 million to $8.0 million. Cash used for investing activities in the first quarter of 2000 related to the first payment of $5.5 million for an equity interest in Qualcore Group, Inc. and capital expenditures of $4.1 million, primarily for manufacturing equipment and supply chain management software.

Cash provided by investing activities was $13.1 million for the three months ended April 1, 2001 reflecting primarily $13.0 million borrowings on our revolving credit facility. Cash provided by investing activities was $1.8 million for the three months ended April 2, 2000 reflecting primarily $2.0 million from issuance of common stock.

We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of Notes outstanding which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. Our ability to make scheduled principal payments, or to pay the interest, premium if any, or to refinance our indebtedness, including the Notes, or to fund capital and other expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The agreement governing our Notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The Notes will mature on March 1, 2005. Interest on the Notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

We have financed our cash requirements for working capital and capital expenditures primarily through internally generated cash flows, existing cash reserves and from borrowings under our credit facility. Under the terms of our agreement with Qualcore Group, Inc., we have the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. If we complete a public offering of common shares prior to the expiration date, the option will automatically be exercised. If the option is not exercised prior to the expiration date, we are required to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock. We have begun discussions with the management of Qualcore to defer the payment of this obligation. It is uncertain whether this deferment will be accomplished.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, payment of our obligations to Qualcore during 2001 and payment of scheduled interest payments on our indebtedness. The 2001 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs for the next twelve months. Whether we are able to do so will depend primarily on our results of operations during the next twelve months and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. We have engaged a financial advisor to advise us with respect to possible strategic alternatives, including raising new debt or equity financing and possible sales of assets.

We cannot assure you that we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the Notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to significantly modify our current business plan for the remainder of 2001 and beyond, which could result in a significant reduction in planned capital expenditures or in reductions in force. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Alternatively, we may require a restructuring of our Notes or other obligations.

On April 19, 2001 we announced a reduction in force that resulted in the elimination of approximately 100 positions throughout the company. In connection with this action we expect to incur cash payments for severance and benefits totaling approximately $1.6 million. Special charges associated with this action will be reflected in the results of operations for the second quarter of 2001.

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and continues today. We are experiencing a decline in revenues as our customers are not ordering product from us in the quantities that they previously ordered. We are uncertain how long this decline will last. Similarly, in 1997 and 1998, we experienced significant declines in customer demand for our products. In response to these reductions in demand, we and other semiconductor manufacturers reduced prices to avoid a significant decline in capacity utilization. We are currently experiencing significant declines in our capacity utilization in our manufacturing facilities and we may be required to reduce selling prices. Given the fixed costs associated with such manufacturing capacity, this decline has had and will continue to have a negative impact on our financial condition. In addition, we are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, we expect future losses and we may not achieve or maintain profitability in the future.

We have a history of net losses, we expect future net losses and we do not expect to achieve profitability in the near future. We incurred net losses of $58.2 million in 2000, $37.9 million in 1999 and $87.5 million in 1998. As of April 1, 2001, we had an accumulated deficit of approximately $ 204.3 million.

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

    reductions in workforce; and

    temporary office and facility shut downs.

As part of our cost cutting measures, we are considering the disposition of one or more product lines, business units or other assets. We may not be able to consummate any divestiture at a fair market price. We may also be unable to reinvest the proceeds from any disposition to produce the same level of operating profit as the divested product lines or to generate a commensurate rate of return on the amount of our investment. We may also be required to pay some or all of the proceeds from assets sales to our senior lenders rather than retaining such proceeds for working capital. Our cost cutting measures may not increase our efficiency or future profitability.

If we are unable to implement our business strategy, our revenues and future profitability may be harmed materially.

Our future financial performance and success are largely dependent on our ability to implement our business strategy, which is described under "Business-Strategy" in our Form 10K. We have recently changed our business strategy to focus more of our resources on the communications market. We may be unable to implement our business strategy and, even if we do implement our strategy successfully, our results of operations may fail to improve.

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

We announced our newest products, the eZ80 Internet Engine and the CarteZian Communications Engine family of products, in September 1999 and November 1999, respectively. We have delivered samples of our first eZ80 product to some of our customers. Our CarteZian family of products is still being designed. We are considering simplifying the design of the initial CarteZian family product that will be released to the marketplace. These new products may not perform as anticipated and there may be unforeseen redesigns or delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. We do not expect to receive significant revenues from these products in 2001 and future revenues may be insufficient to recover the costs associated with their development.

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future communications products compete with, or are expected to compete with, products offered by Advanced Micro Devices, ARM, Atmel, Conexant, Intel, Lucent Technologies, Maxim, MIPS Technologies, Mitel, Motorola, NEC, NetSilicon, Philips, PMC-Sierra, , Sharp, Texas Instruments and Toshiba. Our current and future embedded control products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics and Toshiba.

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

Approximately 54% of our net sales in 2000 were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations and rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Malaysia and India. Execution of our option to acquire the remaining 80% interest in Qualcore would increase our international operations, as a significant portion of Qualcore's human resources are also located in India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

Our Chairman of the Board, President and Chief Executive Officer, Curtis J. Crawford, resigned effective March 16, 2001. Mr. James M. Thorburn is currently serving as Acting Chief Executive Officer. Our failure to replace Mr. Crawford with a permanent Chief Executive Officer may harm our business materially.

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

    expend significant resources to develop or obtain non- infringing technology;

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

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. We believe that we are unlikely to have liability in any of these situations, but no assurance can be given in this regard. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

We are defending several lawsuits, both in and out of the ordinary course of business; we may lose these suits and we may be subject to material judgments against us.

In July 1996 we filed suit against our former insurers, Pacific Indemnity Company, Federal Insurance Company and Chubb & Son, Inc., in the Superior Court of the State of California in and for Santa Clara County. Our former insurers counter-claimed, alleging that two lawsuits brought against us were not covered by our insurance policies. In these underlying lawsuits, some of our employees and their families claimed that they suffered personal injuries and discrimination because of alleged exposure to chemicals at our manufacturing facility in Idaho in 1993 and 1994. The insurers seek reimbursement of attorneys' fees, costs and settlement funds expended on our behalf, totaling approximately $6.3 million plus interest. Based upon information presently known to management, we are unable to determine the ultimate resolution of this lawsuit or whether it will materially harm our financial condition.

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

At April 1, 2001, we had $280.0 million of consolidated long- term indebtedness and a stockholders' deficiency of $168.1 million.

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

The 2001 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs for the next twelve months. Whether we are able to do so will depend primarily on our results of operations during the next twelve months and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. We have engaged a financial advisor to advise us with respect to possible strategic alternatives, including raising new debt or equity financing and possible sales of assets.

We cannot assure you that we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the Notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to significantly modify our current business plan for the remainder of 2001 and beyond, which could result in a significant reduction in planned capital expenditures or in reductions in force. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Alternatively, we may require a restructuring of our Notes or other obligations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and long-term debt obligations. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. We mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. We have no cash flow exposure due to rate changes for our cash equivalents or our Notes as these instruments have fixed interest rates.

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of April 1, 2001 (dollars in thousands):

                                                    2001       2005      Total    Fair Value
                                                 ---------- ---------- ---------- ----------
Cash Equivalents:
  Fixed rate .........................             $26,944    $  --      $26,944    $26,944
  Average interest rate ..............                4.99%      --         4.99%      --

Long-Term Debt:
  Fixed rate .........................             $  --     $280,000   $280,000    $70,000 (1)
  Stated interest rate ...............                --         9.50%      9.50%      --

(1) As of May 14, 2001, the fair value of our long term debt was $50.4 million.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

  The following exhibits are filed herewith:

None.

b) Reports on Form 8-K:

On January 30, 2001, we submitted a Current Report on Form 8- K to the Securities and Exchange Commission regarding the resignation of Curtis Crawford as CEO and President of the Company.

On March 2, 2001, we submitted a Current Report on Form 8-K to the Securities and Exchange Commission regarding the naming of James M. Thorburn as Acting Chief Executive Officer of the Company.

ZiLOG, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, INC.

(Registrant)

By:	/s/ Gary Patten

Gary Patten
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 14, 2001