Form 10-Q
period 2001-07-01
ZILOG INC
filed 2001-08-15
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    As of July 31, 2001, there were 32,017,272 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

This Report on Form 10-Q and other oral and written statements made by the Company contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; the restructuring of our debt and equity; the utilization of our fabrication facilities; and our expected cost savings, capital expenditures and expenses for future periods. Although we believe our plans, intentions, and expectations reflected in these forward- looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to, under-absorption of manufacturing costs in our wafer fabs from under-utilization of production capacity, and ZiLOG's distributors and customers significantly reducing their existing inventories before ordering new products, and those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Based in Campbell, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. ZiLOG and Z80 are registered trademarks of ZiLOG, Inc.

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JULY 1, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2001 and July 2, 2000	**

Condensed Consolidated Balance Sheets at July 1, 2001 and December 31, 2000	**

Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2001 and July 2, 2000	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                                    Three Months Ended      Six Months Ended
                                                 --------------------- ---------------------
                                                   July 1,    July 2,    July 1,    July 2,
                                                     2001       2000       2001       2000
                                                 ---------- ---------- ---------- ----------
Net sales...................................       $43,983    $61,143    $88,233   $116,987
Cost of sales...............................        35,455     35,847     73,626     69,702
                                                 ---------- ---------- ---------- ----------
Gross margin................................         8,528     25,296     14,607     47,285

Operating expenses:
  Research and development..................         7,197      9,079     16,282     18,840
  Selling, general and administrative.......        12,926     14,415     26,483     29,904
  Special charges...........................         8,116      1,191      8,116      1,191
                                                 ---------- ---------- ---------- ----------
                                                    28,239     24,685     50,881     49,935
                                                 ---------- ---------- ---------- ----------
Operating income (loss).....................       (19,711)       611    (36,274)    (2,650)

Other income (expense):
  Interest income...........................           284        690        808      1,458
  Interest expense..........................        (7,280)    (7,244)   (14,607)   (14,522)
  Other, net................................            62         20       (194)      (296)
                                                 ---------- ---------- ---------- ----------
Loss before income taxes, equity investment
  and cumulative effect of change in
  accounting principle.......................      (26,645)    (5,923)   (50,267)   (16,010)
Provision for income taxes...................           49        133        174        265
                                                 ---------- ---------- ---------- ----------
Loss before equity investment and cumulative
  effect of change in accounting principle...      (26,694)    (6,056)   (50,441)   (16,275)
Equity in loss of Qualcore Group, Inc. ......         (430)      (297)      (739)      (297)
                                                 ---------- ---------- ---------- ----------
Loss before cumulative effect of change in
  accounting principle.......................      (27,124)    (6,353)   (51,180)   (16,572)
Cumulative effect of change in accounting
   principle.................................          --         --         --      (8,518)
                                                 ---------- ---------- ---------- ----------
Net loss ....................................     $(27,124)   $(6,353)  $(51,180)  $(25,090)
                                                 ========== ========== ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

                                                                July 1,    December 31,
                                                                  2001         2000
                                                             -----------  ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents..............................       $22,682       $40,726
  Accounts receivable, less allowance for doubtful
    accounts of $721 at July 1, 2001 and $879
    December 31, 2000 ...................................        19,770        29,378
  Inventories............................................        19,095        27,547
  Prepaid expenses and other current assets..............         5,138        14,005
                                                             -----------  ------------
          Total current assets...........................        66,685       111,656
                                                             -----------  ------------

Property, plant and equipment, at cost...................       296,809       315,330
Less: accumulated depreciation and amortization..........      (202,211)     (205,879)
                                                             -----------  ------------
   Net property, plant and equipment.....................        94,598       109,451

Other assets.............................................        15,876        18,640
                                                             -----------  ------------
                                                               $177,159      $239,747
                                                             ===========  ============
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.......................................       $14,343       $17,098
  Accrued compensation and employee benefits.............         9,900        27,720
  Other accrued liabilities..............................        30,691        29,148
  Short-term debt........................................        13,000          --
  Deferred income on shipments to distributors...........         9,488        13,998
                                                             -----------  ------------
          Total current liabilities......................        77,422        87,964

Notes Payable............................................       280,000       280,000

Other non-current liabilities............................        14,444        14,666

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
    authorized; 1,500,000 shares designated as Series A
    Cumulative Preferred Stock; 250,000 shares of Series
    A Cumulative Preferred Stock issued and outstanding
    at July 1, 2001 and December 31, 2000; aggregate
    liquidation preference $38,079........................       25,000        25,000

  Common Stock, $0.01 par value; 70,000,000 shares
    authorized; 32,016,272 shares issued and outstanding
    at July 1, 2001 and 31,962,845 shares at December 31,
    2000. Class A Stock, $0.01 par value; 30,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    at Julyl 1, 2001 and December 31, 2000................          420           419
  Deferred stock compensation.............................         (825)       (1,462)
  Additional paid-in capital..............................       13,369        12,151
  Accumulated deficit.....................................     (232,671)     (178,991)
                                                             -----------  ------------
          Total stockholders' deficiency..................     (194,707)     (142,883)
                                                             -----------  ------------
                                                               $177,159      $239,747
                                                             ===========  ============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Six Months Ended
                                                             ----------------------
                                                               July 1,     July 2,
                                                                 2001        2000
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................    $(51,180)   $(25,090)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Cumulative effect of change in accounting principle..         --        8,518
     Equity in loss of Qualcore Group, Inc. ..............         739         297
     Depreciation and amortization........................      19,684      20,627
     Write-down of long lived assets......................       2,932          --
     Stock option compensation............................       1,791          90
     Loss from disposition of equipment...................         655           6
  Changes in assets and liabilities:
     Accounts receivable..................................       9,608       3,532
     Inventories..........................................       8,452      (7,011)
     Prepaid expenses and other current and noncurrent
       assets.............................................       6,194        (291)
     Accounts payable.....................................      (2,755)     (2,525)
     Accrued compensation and employee benefits...........     (17,820)        291
     Other accrued and noncurrent liabilities.............      (5,689)        523
                                                             ----------  ----------
           Cash used by operating activities..............     (27,389)     (1,033)
                                                             ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................      (3,720)    (10,405)
   Purchase of equity interest in Qualcore Group, Inc. ...         --       (8,056)
                                                             ----------  ----------
          Cash used by investing activities...............      (3,720)    (18,461)
                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt...........................      13,000        --
  Proceeds from issuance of common stock..................          65       2,124
  Principal payments under capital lease .................         --         (511)
                                                             ----------  ----------
           Cash provided by operating activities..........      13,065       1,613
                                                             ----------  ----------
Decrease in cash and cash equivalents.....................     (18,044)    (17,881)
Cash and cash equivalents at beginning of period..........      40,726      60,806
                                                             ----------  ----------
Cash and cash equivalents at end of period................     $22,682     $42,925
                                                             ==========  ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2000, filed on April 2, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2001 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

As described in Note 11, Stockholders' Equity (Deficiency), to the Consolidated Financial Statements of the Company's 2000 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of July 1, 2001, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $13.9 million. During the six month period ended July 1, 2001, $2.5 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

  ACCOUNTING CHANGE - RECOGNITION OF REVENUE ON SALES TO DISTRIBUTORS

  The Company changed its accounting method in the fourth quarter of 2000, effective January 1, 2000, for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors, net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore it is a preferable method of accounting. For the quarter ended April 2, 2000, the cumulative effect of the change in accounting method was a charge of $8.5 million, net of a zero income tax effect. The results for each quarter of 2000 were restated to reflect the effects of the accounting change.

  RELATED PARTY TRANSACTIONS

On March 22, 2000, ZiLOG acquired a 20% equity interest of the then outstanding common stock of Qualcore Group, Inc. ("Qualcore"). ZiLOG purchased semiconductor design services from Qualcore totaling approximately $0.4 million and $0.5 million for the six-month periods ended July 1, 2001 and July 2, 2000, respectively. ZiLOG had payables to Qualcore of approximately $0.1 million at July 1, 2001 and July 2, 2000. Payment terms between ZiLOG and Qualcore are net zero. Under the terms of our agreement with Qualcore Group, Inc., we had the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. Since we did not exercise this option, the agreement with Qualcore may require us to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock. We are currently analyzing whether the conditions precedent for this obligation have been satisfied and are continuing discussions with the management of Qualcore to defer the payment of, or otherwise restructure, this obligation. It is uncertain whether this deferment or restructure will be accomplished.

In January 1999 ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $4.4 million, and $10.1 million for the six-month periods ended July 1, 2001 and July 2, 2000, respectively. The Company had payments due to AIT of approximately $0.3 million and $2.5 million at July 1, 2001 and July 2, 2000, respectively. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $4.8 million and $2.7 million during the six-month periods ended July 1, 2001 and July 2, 2000, respectively. As of July 1, 2001 and July 2, 2000, the Company had accounts receivable from GlobeSpan of approximately $1.4 million and $0.8 million, respectively.

  INVENTORIES

  The components of inventories are as follows (in thousands):

                                   July 1,   December 31,
                                    2001        2000
                                 ----------- -----------
     Raw materials...............    $1,330      $1,313
     Work-in-process.............    11,119      19,827
     Finished goods..............     6,646       6,407
                                 ----------- -----------
                                    $19,095     $27,547
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

Financial information regarding reportable segments for the three-month and six-month periods ended July 1, 2001 and July 2, 2000 are as follows (in thousands):

                                                         Corporate
                                 Communica-   Embedded      and         Total
                                    tions      Control     Other     Consolidated
                                 ----------- ----------- ---------- --------------
Three Months Ended
 July 1, 2001:
Net sales........................   $20,713     $22,829       $441        $43,983
                                                                    ==============

EBITDA...........................    (2,482)        706        233       $ (1,543)
Depreciation and amortization....    (3,210)     (6,712)       (15)        (9,937)
Special charges..................      --          --       (8,116)        (8,116)
Amortization of stock option
   compensation expense..........      --          --          (53)           (53)
Interest income..................      --          --          284            284
Interest expense.................      --          --       (7,280)        (7,280)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                       $(26,645)
                                                                    ==============

Six Months Ended
 July 1, 2001:
Net sales........................   $40,752     $45,998     $1,483        $88,233
                                                                    ==============

EBITDA...........................    (7,975)       (962)       329       $ (8,608)
Depreciation and amortization....    (5,998)    (13,446)      (240)       (19,684)
Special charges..................      --          --       (8,116)        (8,116)
Amortization of stock option
   compensation expense..........      --          --          (60)           (60)
Interest income..................      --          --          808            808
Interest expense.................      --          --      (14,607)       (14,607)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      $(50,267)
                                                                    ==============

Three Months Ended
 July 2, 2000:
Net sales........................   $24,344     $36,617       $182        $61,143
                                                                    ==============

EBITDA...........................     9,824       2,344        (31)      $ 12,137
Depreciation and amortization....    (2,314)     (7,853)       (58)       (10,225)
Special charges..................      --          --       (1,191)        (1,191)
Amortization of stock option
   compensation expense..........      --          --          (90)           (90)
Interest income..................      --          --          690            690
Interest expense.................      --          --       (7,244)        (7,244)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      $ (5,923)
                                                                    ==============

Six Months Ended
 July 2, 2000:
Net sales........................   $44,848     $71,957       $182       $116,987
                                                                    ==============

EBITDA...........................    15,577       3,466        (81)       $18,962
Depreciation and amortization....    (4,746)    (15,823)       (58)       (20,627)
Special charges..................      --          --       (1,191)        (1,191)
Amortization of stock option
   compensation expense..........      --          --          (90)           (90)
Interest income..................      --          --        1,458          1,458
Interest expense.................      --          --      (14,522)       (14,522)
                                                                    --------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      $(16,010)
                                                                    ==============

Major customers: During the three-month and six-month periods ended July 1, 2001, one distributor, Pioneer-Standard Electronics ("Pioneer"), who buys from both segments, accounted for approximately 10% and 12% of net sales, respectively. For the three-month period ended July 1, 2001, another customer, Thompson Multimedia, Inc., who buys primarily from the Embedded Control segment, accounted for approximately 10% of net sales. For the three-month and six-month periods ended July 2, 2000, no customer accounted for 10% or more of net sales.

  SPECIAL CHARGES

  During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million for restructuring of operations comprised of severance- related expenses of $4.0 million, including $1.7 million of non-cash stock- option related expenses; fixed-asset related write-offs of $3.3 million, including planning software and surplus test equipment; and $0.8 million relating to consultants who are assisting with our company's restructuring plans. In connection with this action, we eliminated approximately 200 positions worldwide during the second quarter of 2001. As of July 1, 2001, approximately $1.1 million was reserved for future payments in connection with these special charges.

  During June 2001, the Company announced plans to consolidate its two Nampa, Idaho wafer fab operations and to transfer wafer probe operations from Nampa to the Philippines. These actions are expected to cost approximately $8.0 million, which will be expensed over the next nine months.

  During December 2000, the book value of our five-inch wafer fabrication facility, one of our two facilities in Nampa, Idaho, was written down by $6.9 million, to an estimated realizable value of $3.0 million, in connection with the Company's original plan of selling the facility. During the first six months of 2001, the Company had reclassified these assets and the remaining carrying value of $3.0 million to other current assets, as these assets were held for sale. Based on the Company's current strategy to consolidate its wafer fab operations into the five-inch wafer fabrication facility, we reclassified these assets back into property, plant and equipment as of July 1, 2001. For the first half of 2001 depreciation expense was reduced by approximately $1.6 million, compared to what would have been recorded, as a result of the December 2000 write-down and reclassification of these assets. The related depreciation will commence at the beginning of the third quarter of 2001.

  During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the communications segment. In connection with this action, 24 people were terminated and 12 people were transferred into the communications segment from other areas of the Company. The components of Special Charges are as follows (in thousands):

                                       Three Months and
                                       Six Months Ended
                                 -----------------------
                                   July 1,     July 2,
                                    2001        2000
                                 ----------- -----------
Employee severance pay and
   termination benefits.........     $4,068       $ 951
Write-off of impaired assets....      3,285         140
Contractual obligations.........        763         100
                                 ----------- -----------
                                     $8,116      $1,191
                                 =========== ===========

  SHORT TERM DEBT

  ZiLOG has an agreement with a financial institution in the form of a senior secured revolving and capital equipment credit facility (the "Facility"). During the six-month period ended July 1, 2001, ZiLOG borrowed $13.0 million under its available revolving credit facility. As of July 1, 2001, the revolving credit facility bore interest at the stated prime rate of 6.75% per annum. There were no borrowings under the capital equipment credit facility. Based on the applicable financial tests and other factors, there is no additional availability under the Facility.

  COMPREHENSIVE INCOME.

  The Company had no items of other comprehensive income to report in either of the six-month periods ended July 1, 2001 and July 2, 2000.

  LEGAL PROCEEDINGS

  On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara County against Pacific Indemnity Company ("Pacific"), Federal Insurance Company ("Federal") and Chubb & Son Inc. ("Chubb" and together with Pacific and Federal, the "Defendants"). In that action, the Company seeks a declaration that its former insurers, Pacific and Federal had an unconditional duty to defend and indemnify the Company in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG an employee of the Company and her husband filed an action in Idaho state court for negligence, failure to warn and battery; and, (2) in Ko v. ZiLOG employees of the Company filed an action in federal court asserting several claims (including a claim under the Americans with Disabilities Act), based on bodily injury arising out of their employment. Santana was removed to federal court, where the court granted the Company's motion to dismiss on the ground that the complaint failed to state a claim upon which relief could be granted. The Ko action settled in September 1996. The Company's complaint in the Santa Clara County action also alleges that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. On May 19, 1999, Pacific voluntarily dismissed without prejudice its cause of action for reimbursement of defense costs in Santana. According to its cross-complaint, a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit, is sought by Pacific. In April 1998, the Defendants moved for summary judgment or, in the alternative, for summary adjudication of various issues, including that the Defendants had no duty to defend Ko. The Court denied this motion, and the Court of Appeal summarily denied Defendants' petition for review. In April 1999, the Company filed a motion for summary adjudication that the Defendants had a duty to defend, which motion was denied. The Court of Appeal and later the California Supreme Court denied the Company's petitions for review of the denial of its summary judgment motion without making any decision on the merits. In December 1999, Pacific filed another motion for summary adjudication that it had no duty to defend Ko. As a result of motions brought by the Company, and subsequent Court of Appeal proceedings, the hearing on Pacific's summary adjudication motion was postponed but has been recently rescheduled for September 25, 2001. No trial date has been set.

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

  RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after July 1, 2001. With respect to goodwill and intangible assets acquired prior to July 2, 2001, ZiLOG is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

The information presented below should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein. Interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each quarter. The operating results for any quarter or interim period are not necessarily indicative of results for any subsequent quarter or the full fiscal year.

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

Three and Six-month Periods Ended July 1, 2001 and July 2, 2000

Net Sales. Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000 which has continued into the first half of 2001 and has adversely affected net sales for most of our product lines. We believe that this overall decline in demand for our products is reflective of general economic trends, particularly in the high technology sector, and may continue for several quarters. Net sales for the first half of 2001 decreased 24.6% from the comparable period of 2000. Net sales for the three months ended July 1, 2001 declined 28.1% to $44.0 million, compared to $61.1 million in the second quarter of 2000. The decrease in net sales during both the three and six months ended July 1, 2001 compared to the same periods in 2000 was attributable primarily to lower unit shipments in our embedded control business segment and, to a lesser extent, lower unit shipments within the communications segment. Net sales of communications products in the three and six-month periods ended July 1, 2001 decreased 14.9% and 9.1%, respectively, compared with the same periods in 2000. The decrease in communications product sales was primarily the result of lower unit shipments of internet processor products, partially offset by sales within our wireless connectivity product line that was acquired from Calibre, Inc. during the third quarter of 2000.

Net sales of embedded control products in the first half of 2001 decreased 36.1% compared to the first half in 2000. For the second quarter of 2001, net sales of embedded control products declined by 37.7%. The decline in net sales of embedded control products reflects reductions in unit shipments for all of our embedded control product lines, particularly peripherals, military and television microcontroller products. Compared to the second quarter of 2000, military and peripherals products, net sales declined by 100% and 80.2%, respectively, in the second quarter of 2001 which reflects the phase-out and de-emphasized status of these business lines. We expect the downward trend in net sales of peripherals products to continue and we expect no further sales of military products. During the first half of 2001 our accounts receivable balance declined by $9.6 million reflecting lower sales levels in the second quarter of 2001, compared to the fourth quarter of 2000.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the first half of 2001 were 46.0% and 54.0%, respectively, compared to domestic and international sales of 42.5% and 57.5%, respectively, in the first half of 2000.

Gross Margin. The Company's cost of sales represents the cost of its wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization, inventory reserves and depreciation. Gross margin as a percent of net sales declined to 16.6% in the first half of 2001 from 40.4% in the first half of 2000. During the second quarter of 2001 gross margin as a percentage of sales was 19.4%, compared to 41.4% in the same period of 2000. The decline in gross margin in both the six months and three months ended July 1, 2001 compared to the same periods in 2000, primarily resulted from lower sales, coupled with significant under-absorption of manufacturing costs in our fabrication facilities due to under-utilization of production capacity.

Research and Development Expenses. Research and development expenses were $16.3 million in the first half of 2001, reflecting a 13.6% decrease from the $18.8 million reported in the first half of 2000. During the second quarter of 2001 research and development expense was 20.7% lower than the same period in 2000. The decrease in research and development expense was due principally to lower payroll-related costs and the elimination of amortization of intangible assets of our Seattle Design Center which were written-off in December 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $26.5 million in the first half of 2001 from $29.9 million in the first half of 2000. During the second quarter of 2001 selling, general and administrative expenses were 10.3% lower than the same period in 2000. The decrease in our selling, general and administrative spending in 2001 was due primarily to lower payroll-related costs as a result of reduced headcount. In addition, sales commissions and incentive compensation have declined compared to the first half of 2000 as a result of lower sales levels and the elimination of our sales representative commission arrangements.

Special Charges. During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses; fixed-asset related write-offs of $3.3 million, including planning software and surplus test equipment; and $0.8 million relating to consultants who are assisting with our company's restructuring plans. In connection with this action, we eliminated approximately 200 positions worldwide during the second quarter of 2001. The Company expects to save approximately $7.0 million of payroll-related costs per year as a result of these actions. As of July 1, 2001, approximately $1.1 million was reserved for future payments in connection with these special charges.

During June 2001, the Company announced plans to consolidate its two Nampa, Idaho wafer fab operations and to transfer wafer probe operations from Nampa to the Philippines. These actions are expected to cost approximately $8.0 million, which will be expensed over the next nine months and are expected to result in annual cost savings of approximately $18.0 million, based upon our annualized manufacturing spending rate in the first quarter of 2001.

During December 2000, the book value of our five-inch wafer fabrication facility, one of our two facilities in Nampa, Idaho, was written down by $6.9 million, to an estimated realizable value of $3.0 million, in connection with the Company's original plan of selling the facility. During the first six months of 2001, the Company had reclassified these assets and the remaining carrying value of $3.0 million to other current assets, as these assets were held for sale. Based on the Company's current strategy to consolidate its wafer fab operations into the five-inch wafer fabrication facility, we reclassified these assets back into property, plant and equipment as of July 1, 2001. For the first half of 2001 depreciation expense was reduced by approximately $1.6 million, compared to what would have been recorded, as a result of the December 2000 write-down and reclassification of these assets. The related depreciation will commence at the beginning of the third quarter of 2001.

During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the communications segment. In connection with this action, 24 people were terminated and 12 people were transferred into the communications segment from other areas of the Company.

Other Income/(Expense), Net. Interest income represents interest earned on cash and cash equivalents with maturities of less than 90 days. Interest expense is primarily comprised of the interest on the Company's 9.5% Senior Secured Notes ("Notes") and quarterly amortization of deferred financing costs of $0.3 million. The Company incurs approximately $26.6 million in interest coupon payments annually on the Notes.

Equity in Loss of Qualcore Group, Inc. In March 2000, we acquired a 20% equity stake in Qualcore Group, Inc. for approximately $8.1 million. We account for this investment under the equity method. The loss in equity of Qualcore Group, Inc. primarily represents amortization of goodwill associated with our equity investment. In connection with our equity investment, we also received an option to acquire the remaining shares of Qualcore Group, Inc. which expired on June 30, 2001.

Income Taxes. Our provision for income taxes in the first and second quarters of both 2001 and 2000 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes.

EBITDA. EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non- cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing our operation performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA as presented by other companies. For the three months ended July 1, 2001, the Company incurred a loss of $8.6 million in EBITDA. The Company generated $19.0 million in EBITDA in the six months ended July 2, 2000.

Liquidity and Capital Resources

Our primary cash needs are debt service, working capital, capital expenditures and equity investments. We meet these needs with our operating cash flow, cash on hand and available credit lines. As of July 1, 2001 we had cash and cash equivalents of approximately $22.7 million. Additionally, we have a senior secured credit facility (the "Facility") from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. The ability to borrow these amounts is limited by certain financial tests. As of July 1, 2001, we had borrowings of $13.0 million under the revolving credit facility. Our ability to borrow under the Facility may fluctuate such that at any time, we may not have available the difference between total permitted borrowings and the current borrowings of $13.0 million. Based on these financial tests and other factors, currently there is no remaining availability on the Facility. Borrowings under the Facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate (6.75% at July 1, 2001) or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (7.7% at July 1, 2001) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (7.75% at July 1, 2001) or LIBOR plus 3.0% (8.7% at July 1, 2001) for the capital expenditure line.

Cash used by operating activities was $27.4 million for the six months ended July 1, 2001, compared to $1.0 million in the similar period of 2000. The use of cash by operating activities in the first half of 2001 primarily reflects our net loss of $51.2 million, adjusted by depreciation and amortization of $19.7 million, write-off of long-lived assets of $2.9 million, a decrease in accounts receivable of $9.6 million, a decrease in inventories of $8.5 million, and a decrease in prepaid expenses and other assets of $6.2 million, offset by a decrease in accrued compensation and employee benefits of $17.8 million and a decrease of other accrued and non- current liabilities of $5.7 million. During the first quarter of 2001, we paid $10.3 million to our former Chief Executive Officer, pursuant to a contractual obligation, which is reflected in the change in accrued compensation and employee benefits. In April 2001, we terminated our deferred compensation plan and paid out all participants' balances. The deferred compensation asset and liability balances were $6.2 million at December 31, 2000 and zero at July 1, 2001, which is reflected in the change in both prepaid expenses and other assets and accrued compensation and employee benefits during the six months ended July 1, 2001. The use of cash by operating activities in the first half of 2000 was primarily attributable to our net loss of $25.1 million, adjusted for $20.6 million of depreciation and amortization and $8.5 million cumulative effect of our change in accounting principle for sales to distributors. Also during the first half of 2000 accounts receivable declined by $3.5 million, inventories increased by $7.0 million, and accounts payable decreased by $2.5 million.

Cash used by investing activities was $3.7 million for the six months ended July 1, 2001 and was $18.5 million for the six months ended July 2, 2000. Cash used for investing activities in the first half of 2001 was for capital expenditures, primarily relating to equipment in our 0.35 micron wafer fab. We now expect capital expenditures for 2001 to total approximately $5.0 million. Cash used for investing activities in the first half of 2000 related to the first payment of $8.1 million for an equity interest in Qualcore Group, Inc. and capital expenditures of $10.4 million, primarily for manufacturing equipment and supply chain management software.

Cash provided by financing activities was $13.1 million for the six months ended July 1, 2001, primarily consisting of $13.0 million of borrowings under our revolving credit facility. Cash provided by investing activities was $1.6 million for the six months ended July 1, 2000, reflecting $2.1 million from issuance of common stock, offset by $0.5 million principal payments under capital leases.

We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of Notes outstanding which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. Our decision to make scheduled interest payments on our indebtedness, will depend on the status of our ongoing restructuring discussions, our available cash and our projected cash uses. The agreement governing our Notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The Notes will mature on March 1, 2005. Interest on the Notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively.

Under the terms of our agreement with Qualcore Group, Inc., we had the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. Since we did not exercise this option, the agreement with Qualcore may require us to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock. We are currently analyzing whether the conditions precedent for this obligation have been satisfied and are continuing discussions with the management of Qualcore to defer the payment of, or otherwise restructure, this obligation. It is uncertain whether this deferment or restructure will be accomplished.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, including payment to Qualcore during 2001, expenditures related to our announced restructuring and wafer fabrication facility consolidation plans and payment of scheduled interest payments on our indebtedness. The 2001 business climate continues to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash will be insufficient for us to satisfy all of our cash needs through 2001. We continue to pursue a combination of operational and financial restructuring alternatives with the assistance of our investment banker, Lazard. These alternatives include raising new financing, restructuring our indebtedness and asset sales. From an operational perspective, we continue to address cost management, cash and working capital management, and the timely release of new products.

We are currently evaluating whether we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the Notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to significantly modify our current business plan for the remainder of 2001 and beyond, which could result in a significant reduction in planned expenditures. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements. Alternatively, we may engage in a restructuring of our Notes or other obligations.

Recent Developments

On July 30, 2001, Perry Grace joined us as our Vice President and Chief Financial Officer. He replaces Gary Patten who recently left the Company.

Factors That May Affect Future Results

Risks Related to Our Business and Industry

Our cash flow will not be sufficient to satisfy all of our cash needs for the remainder of 2001.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, including payment to Qualcore during 2001, expenditures related to our announced restructuring and wafer fabrication facility consolidation plans and payment of scheduled interest payments of our indebtedness. The 2001 business climate continues to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash will be insufficient for us to satisfy all of our cash needs through 2001. We continue to pursue a combination of operational and financial restructuring alternatives with the assistance of our investment banker, Lazard. These alternatives include raising new financing, restructuring our indebtedness and asset sales. From an operational perspective, we continue to address cost management, cash and working capital management, and the timely release of new products.

We are currently evaluating whether we will have or be able to raise sufficient cash, through pursuit of strategic alternatives or otherwise, to enable us to service our indebtedness, including the Notes, or to make anticipated capital and other expenditures. If not, there could be several material adverse consequences to us. We would be required to significantly modify our current business plan for the remainder of 2001 and beyond, which could result in a significant reduction in planned expenditures. We might be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements. Alternatively, we may engage in a restructuring of our Notes or other obligations.

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

We have a history of net losses, we expect future net losses and we do not expect to achieve profitability in the near future. We incurred net losses of $58.2 million in 2000, $37.9 million in 1999 and $87.5 million in 1998. As of July 1, 2001, we had an accumulated deficit of approximately $ 232.7 million.

We have implemented and are considering implementing significant cost cutting measures, but these cost cutting measures may not result in increased efficiency or future profitability.

Similar to other semiconductor companies, we have implemented and may consider implementing additional significant cost cutting measures that may include:

    consolidation of our wafer fabrication facilities and transfer of our probe operations to the Philippines;

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy, which is described in our Form 10-K. We have recently changed our business strategy to focus more of our resources on the communications market. We may be unable to implement our business strategy and, even if we do implement our strategy successfully, our results of operations may fail to improve.

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

We announced our newest products, the eZ80 Internet Engine and the CarteZian Communications Engine family of products, in September 1999 and November 1999, respectively. We have delivered samples of our first eZ80 product to some of our customers. Our CarteZian family of products is still being designed. We are considering simplifying the design of the initial CarteZian family product that is planned for release to the marketplace. These new products may not perform as anticipated and there may be unforeseen redesigns or delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. We do not expect to receive significant revenues from these products in 2001 and future revenues may be insufficient to recover the costs associated with their development.

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future communications products compete with, or are expected to compete with, products offered by Advanced Micro Devices, ARM, Atmel, Conexant, Intel, Lucent Technologies, Maxim, MIPS Technologies, Mitel, Motorola, NEC, NetSilicon, Philips, PMC-Sierra, Sharp, Texas Instruments and Toshiba. Our current and future embedded control products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics and Toshiba.

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
    complications in moving production from our eight-inch wafer fabrication facility to our five-inch wafer fabrication facility or to outside foundries in connection with our announced wafer fab consolidation plans; and

    engineers not operating equipment as expected.

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

    increased exposure to potential misappropriation of our intellectual property; and

    the cost and consumption of time associated with switching foundries.

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

As a result of technological changes, from time to time, our products are designed out of some devices by our customers. Any resulting decreased sales could reduce our profitability. For example, we have learned that a number of our customers have changed the designs of computer mouse pointing devices that they manufacture, and that as a result, these devices will no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. As a result of these design changes, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000. For the six months ended July 1, 2001, peripheral product net sales totaled $3.2 million. These reduced sales have and may continue to harm our operating results materially.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could affect our business negatively.

We depend on our ability to attract and retain highly-skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, the current financial condition of the Company could have a negative impact on our ability to recruit and retain employees.

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

To grow our business and maintain our competitive position, we have made acquisitions in the past and may acquire other businesses in the future. In the past, for example, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation in April 1999 for approximately $6.1 million. In March 2000, we acquired 20% of the common stock of Qualcore, along with an option to acquire the remaining 80% interest in Qualcore, for approximately $8.1 million, including expenses. We have elected not to exercise this option although we may be obligated to purchase an additional 1.8 million shares for approximately $5.2 million. In July 2000, we acquired Calibre in exchange for 743,714 shares of our common stock, including shares of our common stock issuable upon the exercise of vested options, plus additional shares issuable pursuant to an earn-out provision.

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

At July 1, 2001, we had $280.0 million of consolidated long- term indebtedness, $13.0 million of short-term indebtedness and a stockholders' deficiency of $194.7 million.

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

The 2001 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will not be sufficient to satisfy all of our cash needs through 2001. Whether we are able to do so will depend primarily on our results of operations and other restructuring activities during the next six months and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. We have engaged a financial advisor to advise us with respect to possible strategic alternatives, including raising new debt or equity financing and possible sales of assets.

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

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of July 1, 2001 (dollars in thousands):

                                                    2001       2005      Total    Fair Value
                                                 ---------- ---------- ---------- ----------
Cash Equivalents:
  Fixed rate .........................             $19,258    $  --      $19,258    $19,258
  Average interest rate ..............                3.95%      --         3.95%      --

Short-Term debt:
  Fixed rate .........................             $13,000    $  --      $13,000    $13,000
  Interest rate ......................                6.75%      --         6.75%      --

Long-Term Debt:
  Fixed rate .........................             $  --     $280,000   $280,000    $42,000
  Stated interest rate ...............                --         9.50%      9.50%      --

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996 against Pacific Indemnity Company ("Pacific"), Federal Insurance Company ("Federal") and Chubb & Son Inc. ("Chubb" and together with Pacific and Federal, the "Defendants"). In that action, the Company seeks a declaration that its former insurers, Pacific and Federal had an unconditional duty to defend and indemnify the Company in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG an employee of the Company and her husband filed an action in Idaho state court for negligence, failure to warn and battery; and, (2) in Ko v. ZiLOG employees of the Company filed an action in federal court asserting several claims (including a claim under the Americans with Disabilities Act), based on bodily injury arising out of their employment. Santana was removed to federal court, where the court granted the Company's motion to dismiss on the ground that the complaint failed to state a claim upon which relief could be granted. The Ko action settled in September 1996. The Company's complaint in the Santa Clara County action also alleges that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. On May 19, 1999, Pacific voluntarily dismissed without prejudice its cause of action for reimbursement of defense costs in Santana. According to its cross-complaint, a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit, is sought by Pacific. In April 1998, the Defendants moved for summary judgment or, in the alternative, for summary adjudication of various issues, including that the Defendants had no duty to defend Ko. The Court denied this motion, and the Court of Appeal summarily denied Defendants' petition for review. In April 1999, the Company filed a motion for summary adjudication that the Defendants had a duty to defend, which motion was denied. The Court of Appeal and later the California Supreme Court denied the Company's petitions for review of the denial of its summary judgment motion without making any decision on the merits. In December 1999, Pacific filed another motion for summary adjudication that it had no duty to defend Ko. As a result of motions brought by the Company, and subsequent Court of Appeal proceedings, the hearing on Pacific's summary adjudication motion was postponed but has been recently rescheduled for September 25, 2001. No trial date has been set.

Item 6. Exhibits and Reports on Form 8-K

  The following exhibits are filed herewith:

None.

b) Reports on Form 8-K:

None.

ZiLOG, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, INC.

(Registrant)

By:	/s/ Perry Grace

Perry Grace
Vice President and Chief Financial Officer
(Chief Financial Officer)

By:	/s/ James M. Thorburn

James M. Thorburn
President and Acting Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2001