Form 10-Q
period 2001-09-30
ZILOG INC
filed 2001-11-14
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    As of September 30, 2001, there were 32,017,272 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

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

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and October 1, 2000	**

Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and October 1, 2000	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 3. Defaults Upon Senior Securities	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                                    Three Months Ended     Nine Months Ended
                                                 --------------------- ---------------------
                                                    Sep. 30,   Oct. 1,    Sep. 30,   Oct. 1,
                                                      2001      2000        2001      2000
                                                 ---------- ---------- ---------- ----------
Net sales...................................       $42,659    $66,216   $130,892   $183,203
Cost of sales...............................        29,447     41,547    103,073    111,249
                                                 ---------- ---------- ---------- ----------
Gross margin................................        13,212     24,669     27,819     71,954

Operating expenses:
  Research and development..................         5,853      9,020     22,135     27,860
  Selling, general and administrative.......         9,596     14,556     36,079     44,460
  Special charges...........................         4,513      1,545     12,629      2,736
                                                 ---------- ---------- ---------- ----------
                                                    19,962     25,121     70,843     75,056
                                                 ---------- ---------- ---------- ----------
Operating loss..............................        (6,750)      (452)   (43,024)    (3,102)

Other income (expense):
  Interest income...........................           182        637        990      2,095
  Interest expense..........................        (7,272)    (7,234)   (21,879)   (21,756)
  Other, net................................          (469)      (398)      (663)      (694)
                                                 ---------- ---------- ---------- ----------
Loss before income taxes, equity investment
  and cumulative effect of change in
  accounting principle.......................      (14,309)    (7,447)   (64,576)   (23,457)
Provision for income taxes...................           44        138        218        403
                                                 ---------- ---------- ---------- ----------
Loss before equity investment and cumulative
  effect of change in accounting principle...      (14,353)    (7,585)   (64,794)   (23,860)
Equity in loss of Qualcore Group, Inc. ......         (385)      (291)    (1,124)      (588)
                                                 ---------- ---------- ---------- ----------
Loss before cumulative effect of change in
  accounting principle.......................      (14,738)    (7,876)   (65,918)   (24,448)
Cumulative effect of change in accounting
   principle.................................          --         --         --      (8,518)
                                                 ---------- ---------- ---------- ----------
Net loss ....................................     $(14,738)   $(7,876)  $(65,918)  $(32,966)
                                                 ========== ========== ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

                                                              September 30, December 31,
                                                                  2001          2000
                                                             ------------  ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents..............................        $26,706       $40,726
  Accounts receivable, less allowance for doubtful
    accounts of $721 at September 30, 2001 and $879 at
    December 31, 2000 ...................................         21,280        29,378
  Inventories............................................         17,407        27,547
  Prepaid expenses and other current assets..............          4,790        14,005
                                                             ------------  ------------
          Total current assets...........................         70,183       111,656
                                                             ------------  ------------

Property, plant and equipment, at cost...................        295,971       315,330
Less: accumulated depreciation and amortization..........       (210,007)     (205,879)
                                                             ------------  ------------
   Net property, plant and equipment.....................         85,964       109,451

Other assets.............................................         14,656        18,640
                                                             ------------  ------------
                                                                $170,803      $239,747
                                                             ============  ============
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable.......................................        $15,329       $17,098
  Accrued compensation and employee benefits.............          8,871        27,720
  Other accrued liabilities..............................         26,936        20,281
  Accrued interest payable...............................         15,592         8,867
  Short-term debt........................................         12,800          --
  Deferred income on shipments to distributors...........          7,667        13,998
  Notes payable..........................................        280,000          --
                                                             ------------  ------------
          Total current liabilities......................        367,195        87,964

Notes payable............................................           --         280,000

Other non-current liabilities............................         14,319        14,666

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
    authorized; 1,500,000 shares designated as Series A
    Cumulative Preferred Stock; 250,000 shares of Series
    A Cumulative Preferred Stock issued and outstanding
    at September 30, 2001 and December 31, 2000; aggregate
    liquidation preference $39,392........................        25,000        25,000

  Common Stock, $0.01 par value; 70,000,000 shares
    authorized; 32,017,272 shares issued and outstanding at
    September 30, 2001 and 31,962,845 shares at December 31,
    2000. Class A Stock, $0.01 par value; 30,000,000 shares
    authorized; 10,000,000 shares issued and outstanding at
    September 30, 2001 and December 31, 2000..............           420           419
  Deferred stock compensation.............................          (682)       (1,462)
  Additional paid-in capital..............................        13,273        12,151
  Accumulated deficit.....................................      (248,722)     (178,991)
                                                             ------------  ------------
          Total stockholders' deficiency..................      (210,711)     (142,883)
                                                             ------------  ------------
                                                                $170,803      $239,747
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Nine Months Ended
                                                             ----------------------
                                                                Sep. 30,    Oct. 1,
                                                                  2001       2000
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................    $(65,918)   $(32,966)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Cumulative effect of change in accounting principle..         --        8,518
     Equity in loss of Qualcore Group, Inc. ..............       1,124         588
     Depreciation and amortization........................      28,975      31,203
     Write-down of long lived assets......................       2,932          --
     Stock option compensation............................       1,836         501
     Charge for purchased in-process research and
       development........................................         --        1,545
     Loss from disposition of equipment...................         687           6
  Changes in assets and liabilities:
     Accounts receivable..................................       8,098      (1,373)
     Inventories..........................................      10,140      (4,526)
     Prepaid expenses and other current and noncurrent
       assets.............................................       6,894         617
     Accounts payable.....................................      (1,769)     (2,953)
     Accrued compensation and employee benefits...........     (18,849)      1,860
     Accrued interest payable.............................       6,725      (6,650)
     Other accrued and noncurrent liabilities.............      (3,836)      2,392
                                                             ----------  ----------
           Cash used by operating activities..............     (22,961)     (1,238)
                                                             ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................      (3,926)    (17,985)
   Acquisition of Calibre, Inc., net of cash acquired.....         --         (355)
   Purchase of equity interest in Qualcore Group, Inc. ...         --       (8,056)
                                                             ----------  ----------
          Cash used by investing activities...............      (3,926)    (26,396)
                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt...........................      12,800        --
  Proceeds from issuance of common stock..................          67       2,593
  Principal payments under capital lease .................         --         (513)
                                                             ----------  ----------
           Cash provided by operating activities..........      12,867       2,080
                                                             ----------  ----------
Decrease in cash and cash equivalents.....................     (14,020)    (25,554)
Cash and cash equivalents at beginning of period..........      40,726      60,806
                                                             ----------  ----------
Cash and cash equivalents at end of period................     $26,706     $35,252
                                                             ==========  ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report filed on Form 10-K (Commission File Number 001-13748) for the fiscal year ended December 31, 2000, filed on April 2, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2001 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

As described in Note 11, Stockholders' Equity (Deficiency), to the Consolidated Financial Statements of the Company's 2000 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of September 30, 2001, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are $15.2 million. During the nine month period ended September 30, 2001, $3.8 million of dividends on Series A Stock were accrued and charged to accumulated deficit.

2) ACCOUNTING CHANGE - RECOGNITION OF REVENUE ON SALES TO DISTRIBUTORS

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

3) RELATED PARTY TRANSACTIONS

On March 22, 2000, ZiLOG acquired a 20% equity interest of the then outstanding common stock of Qualcore Group, Inc. ("Qualcore"). ZiLOG purchased semiconductor design services from Qualcore totaling approximately $0.4 million and $0.8 million for the nine- month periods ended September 30, 2001 and October 1, 2000, respectively. ZiLOG had payables to Qualcore of approximately $0.1 million and $0.3 million at September 30, 2001 and October 1, 2000, respectively. Payment terms between ZiLOG and Qualcore are net zero. Under the terms of our agreement with Qualcore, we had the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. Since we did not exercise this option, the agreement with Qualcore may require us to pay up to $5.2 million to acquire up to 1.8 million additional shares of Qualcore common stock. We are currently analyzing whether the conditions precedent for this obligation have been satisfied and are continuing discussions with the management of Qualcore to defer the payment of, or otherwise restructure this obligation. It is uncertain whether this deferment or restructure will be accomplished.

In January 1999 ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $5.1 million, and $14.3 million for the nine-month periods ended September 30, 2001 and October 1, 2000, respectively. The Company had payments due to AIT of approximately $0.3 million and $1.9 million at September 30, 2001 and October 1, 2000, respectively. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $5.7 million and $5.1 million during the nine-month periods ended September 30, 2001 and October 1, 2000, respectively. As of September 30, 2001, the Company had no accounts receivable from GlobeSpan, and as of October 1, 2000, the Company had accounts receivable of approximately $1.4 million.

4) INVENTORIES

The components of inventories are as follows (in thousands):

                                  Sep. 30,    Dec. 31,
                                    2001        2000
                                 ----------- -----------
     Raw materials...............    $1,233      $1,313
     Work-in-process.............    12,040      19,827
     Finished goods..............     4,134       6,407
                                 ----------- -----------
                                    $17,407     $27,547
                                 =========== ===========

5) SEGMENT REPORTING

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

Financial information regarding reportable segments for the three-month and nine-month periods ended September 30, 2001 and October 1, 2000 are as follows (in thousands):

                                                          Corporate
                                 Communica-   Embedded       and        Total
                                    tions      Control      Other    Consolidated
                                 ----------- ----------- ----------- ------------
Three Months Ended
  September 30, 2001:
Net sales........................   $19,752     $22,558        $349      $42,659
                                                                     ============

EBITDA...........................     1,690       4,721         220       $6,631
Depreciation and amortization....    (3,488)     (5,735)        (68)      (9,291)
Special charges..................      --          --        (4,513)      (4,513)
Amortization of stock option
   compensation expense..........      --          --           (46)         (46)
Interest income..................      --          --           182          182
Interest expense.................      --          --        (7,272)      (7,272)
                                                                     ------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                     $(14,309)
                                                                     ============

Nine Months Ended
  September 30, 2001:
Net sales........................   $60,504     $68,556      $1,832     $130,892
                                                                     ============

EBITDA...........................    (6,285)      3,759         549     $ (1,977)
Depreciation and amortization....    (9,272)    (18,659)     (1,044)     (28,975)
Special charges..................      --          --       (12,629)     (12,629)
Amortization of stock option
   compensation expense..........      --          --          (106)        (106)
Interest income..................      --          --           990          990
Interest expense.................      --          --       (21,879)     (21,879)
                                                                     ------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                     $(64,576)
                                                                     ============

Three Months Ended
  October 1, 2000:
Net sales........................   $24,257     $39,548      $2,411      $66,216
                                                                     ============

EBITDA...........................     6,867       5,942      (1,258)     $11,551
Depreciation and amortization....    (2,526)     (7,394)       (656)     (10,576)
Special charges..................      --          --        (1,545)      (1,545)
Amortization of stock option
   compensation expense..........      --          --          (280)        (280)
Interest income..................      --          --           637          637
Interest expense.................      --          --        (7,234)      (7,234)
                                                                     ------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                      $(7,447)
                                                                     ============

Nine Months Ended
  October 1, 2000:
Net sales........................   $69,105    $111,505      $2,593     $183,203
                                                                     ============

EBITDA...........................    22,444       9,408      (1,339)     $30,513
Depreciation and amortization....    (7,020)    (23,150)     (1,032)     (31,202)
Special charges..................      --          --        (2,736)      (2,736)
Amortization of stock option
   compensation expense..........      --          --          (371)        (371)
Interest income..................      --          --         2,095        2,095
Interest expense.................      --          --       (21,756)     (21,756)
                                                                     ------------
Loss before income taxes, equity
  investment and cumulative
  effect of change in accounting
  principle........................                                     $(23,457)
                                                                     ============

Major customers: During the three-month and nine-month periods ended September 30, 2001, one distributor, Pioneer-Standard Electronics ("Pioneer"), who buys from both segments, accounted for approximately 13% and 12% of net sales, respectively. For the three-month period ended September 30, 2001, another customer, SCI Systems, Inc., who buys primarily from the Communications segment, accounted for approximately 17% of net sales. For the three-month and nine-month periods ended October 1, 2000, no customer accounted for 10% or more of net sales.

6) SPECIAL CHARGES

During the third quarter of 2001, ZiLOG incurred special charges of $4.5 million. These special charges included termination benefits of $2.7 million, which were accrued for a reduction in force due to ZiLOG's wafer fab consolidation efforts at its facilities in Nampa, Idaho, which is expected to affect approximately 200 employees. A charge of $0.5 million was recognized for manufacturing consolidation costs including new mask sets to support ZiLOG's wafer fab consolidation efforts, and relocation costs relating to moving the Company's wafer probe operation to its facilities in the Philippines. These actions are expected to cost approximately $8.0 million and will be expensed through the completion of the fab consolidation, which is anticipated to be in the first quarter of 2002. Also, $1.3 million was charged for professional service fees incurred in connection with ZiLOG's debt restructuring plans. As of September 30, 2001, approximately $4.4 million was reserved for future payments in connection with these special charges.

During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million for restructuring of operations comprised of severance- related expenses of $4.0 million, including $1.7 million of non-cash stock- option related expenses, fixed-asset related write-offs of $2.9 million, including planning software and surplus test equipment; manufacturing consolidation charges of $0.4, and $0.8 million primarily relating to consultants who are assisting with the Company's restructuring plans. In connection with this restructuring, we eliminated approximately 200 positions worldwide during the second quarter of 2001. As of September 30, 2001, approximately $1.0 million was reserved for future payments in connection with these special charges.

During the third quarter of 2000, ZiLOG incurred a special charge of $1.5 million of in-process research and development resulting from the acquisition of Calibre.

During December 2000, the book value of our five-inch wafer fabrication facility, one of our two facilities in Nampa, Idaho, was written down by $6.9 million, to an estimated realizable value of $3.0 million, in connection with the Company's previous plan to sell the facility. During the first six months of 2001, the Company had reclassified these assets and the remaining carrying value of $3.0 million to other current assets, as these assets were held for sale. Based on the Company's current plan to consolidate its wafer fab operations into the five-inch wafer fabrication facility, we reclassified these assets back into property, plant and equipment as of July 1, 2001. For the nine-month period ended September 30, 2001, depreciation expense was reduced by approximately $2.4 million, compared to what would have been recorded, without the December 2000 write-down and reclassification of these assets. The related depreciation on these assets commenced at the beginning of the third quarter of 2001. During December 2000, the Company also terminated 86 employees, including 5 senior vice presidents, with continuation payments through the length of such senior vice presidents' employment agreements. As of September 30, 2001, approximately $1.4 million was reserved for future payments in connection with these special charges.

During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to the Company refocusing its resources on the communications segment. In connection with this action, 24 people were terminated and 12 people were transferred into the communications segment from other areas of the Company. The components of these special charges are as follows (in thousands):

                                      Three  Months Ended      Nine  Months Ended
                                 ----------------------- ------------------------
                                  Sep. 30,     Oct. 1,    Sep. 30,     Oct. 1,
                                    2001        2000        2001         2000
                                 ----------- ----------- ----------- ------------
Employee severance pay and
   termination benefits.........     $2,700     $  --        $6,768         $951
Professional service fees.......      1,311        --         2,075         --
Write-off of impaired assets....       --          --         2,932          140
Contractual obligations.........       --          --          --            100
Manufacturing consolidations....        502        --           854         --
In-process research and
   development..................       --         1,545        --          1,545
                                 ----------- ----------- ----------- ------------
                                     $4,513      $1,545     $12,629       $2,736
                                 =========== =========== =========== ============

7) NOTES PAYABLE

ZiLOG did not make its scheduled semi-annual interest payment of $13.3 million on the outstanding 9.5% senior secured notes due 2005 (the "Notes") that was due on September 4, 2001. As a result, the Notes are now callable by the bondholders at any time. Accordingly, during the third quarter of 2001, the Company reclassified its indebtedness under the Notes from a long- term liability to a current liability on the balance sheet. ZiLOG is currently in negotiations with an informal group of the holders of the Notes (the "Noteholders") about the possibility of restructuring its Notes.

8) SHORT TERM DEBT

We have a senior secured credit facility (the "Facility") from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. As of September 30, 2001, the revolving credit facility bore interest at the stated prime rate of 6.00% per annum. There were no borrowings under the capital equipment credit facility. At September 30, 2001, the Company's calculated availability, net of borrowings, under the revolving credit facility, was $1.3 million. Our default on the payment due on the Notes, and the expiration of the applicable grace period on this payment on October 4, 2001, constitutes a default under the Facility. As a result, this lender is under no obligation to make additional loans to the Company and we therefore may not be able to borrow any such additional amounts under this Facility. In addition, this lender has the option to call the loan and render the amounts outstanding under the Facility immediately due and payable.

9) COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the nine-month periods ended September 30, 2001 or October 1, 2000.

10) LEGAL PROCEEDINGS

On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara County against Pacific Indemnity Company ("Pacific"), Federal Insurance Company ("Federal") and Chubb & Son Inc. ("Chubb" and together with Pacific and Federal, the "Defendants"). In that action, the Company seeks a declaration that its former insurers, Pacific and Federal had an unconditional duty to defend and indemnify the Company in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG an employee of the Company and her husband filed an action in Idaho state court for negligence, failure to warn and battery; and, (2) in Ko v. ZiLOG employees of the Company filed an action in federal court asserting several claims (including a claim under the Americans with Disabilities Act), based on bodily injury arising out of their employment. Santana was removed to federal court, where the court granted the Company's motion to dismiss on the ground that the complaint failed to state a claim upon which relief could be granted. The Ko action settled in September 1996. The Company's complaint in the Santa Clara County action also alleges that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. On May 19, 1999, Pacific voluntarily dismissed without prejudice its cause of action for reimbursement of defense costs in Santana. According to its cross- complaint, a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit, is sought by Pacific. In April 1998, the Defendants moved for summary judgment or, in the alternative, for summary adjudication of various issues, including that the Defendants had no duty to defend Ko. The Court denied this motion, and the Court of Appeal summarily denied Defendants' petition for review. In April 1999, the Company filed a motion for summary adjudication that the Defendants had a duty to defend, which motion was denied. The Court of Appeal and later the California Supreme Court denied the Company's petitions for review of the denial of its summary judgment motion without making any decision on the merits. In December 1999, Pacific filed another motion for summary adjudication that it had no duty to defend Ko. As a result of motions brought by the Company, and subsequent Court of Appeal proceedings, the hearing on Pacific's summary adjudication motion was postponed until September 25, 2001, at which time it was denied. On October 23, 2001, the Company renewed its motion for summary adjudication that Pacific had a duty to defend. This motion is scheduled for hearing on November 20, 2001. No trial date has been set.

11) DERIVATIVE INSTRUMENTS AND HEDGING

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

12) RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is in process of determining the impact, if any, of adopting SFAS 144.

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

In the fourth quarter of 2000, the Company changed its accounting method for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice. It is, therefore, a preferable method of accounting. The cumulative effect of the change in accounting principle was retroactively applied to the periods beginning on January 1, 2000 and resulted in a charge of $8.5 million, net of a zero income tax effect.

Three and Nine-month Periods Ended September 30, 2001 and October 1, 2000

Net Sales. Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000 which has continued into the first nine months of 2001 and has adversely affected net sales for most of our product lines. We believe that this overall decline in demand for our products is reflective of general economic trends, particularly in the high technology sector, and may continue for several quarters. Net sales for the first nine months of 2001 decreased 28.6% from the comparable period of 2000. Net sales for the third quarter of 2001 declined 35.6% to $42.7 million, compared to $66.2 million in the third quarter of 2000. The decrease in net sales during both the three and nine months ended September 30, 2001 compared to the same periods in 2000 was attributable primarily to lower unit shipments in our embedded control business segment and, to a lesser extent, lower unit shipments within the communications business segment.

Net sales of communications products in the three and nine- month periods ended September 30, 2001 decreased 18.6% and 12.4%, respectively, compared with the same periods in 2000. The decrease in communication product sales during the third quarter of 2001 compared to the third quarter of 2000 was primarily the result of lower unit shipments of networking products, which was partially offset by higher unit shipments of modem products within our Internet processor business line. The decrease in communication product net sales for the nine-month period ended September 30, 2001 compared to the same period in 2000, reflects lower unit sales of both Internet processor and networking products, partially offset by sales of our wireless connectivity product line that was acquired from Calibre during the third quarter of 2000.

Net sales of embedded control products in the first nine months of 2001 decreased 38.5% compared to the same period in 2000. For the third quarter of 2001, net sales of embedded control products declined by 43.0% compared to the third quarter of 2000. The decline in net sales of embedded control products for both the three-months and nine-months ended September 30, 2001 reflects reductions in unit shipments for all of our embedded control product lines compared to the same periods in 2000. Compared to the third quarter of 2000, military and peripherals products net sales declined by 100% and 84.9%, respectively, in the third quarter of 2001 which reflects the phase- out and de-emphasized status of these business lines. We expect the downward trend in net sales of peripherals products to continue and we expect no further sales of military products.

Domestic and international sales (sales attributable to the ship-to locations of ZiLOG's customers) in the first nine months of 2001 were 41.1% and 58.9%, respectively, compared to domestic and international sales of 41.0% and 59.0%, respectively, in the same period of 2000.

Gross Margin. The Company's cost of sales represents the cost of wafer fabrication, assembly and test operations, as well as production planning and freight costs. Cost of sales fluctuates, depending on, among other things, manufacturing productivity, product mix, equipment utilization, inventory reserves and depreciation. Gross margin as a percent of net sales declined to 21.3% in the first nine months of 2001 from 39.3% in the same period of 2000. During the third quarter of 2001 gross margin as a percentage of sales was 31.0%, compared to 37.3% in the same period of 2000. The decline in gross margin in both the nine months and three months ended September 30, 2001 compared to the same periods in 2000, primarily resulted from lower sales, coupled with significant under-absorption of manufacturing costs in our fabrication facilities due to under-utilization of production capacity. During the nine-month period ended September 30, 2001, the Company initiated a series of manufacturing cost reduction initiatives including transfer of wafer probe operations from Idaho to the Philippines, consolidation of our two wafer fabrication facilities, reductions in force and renegotiation of purchase prices with certain suppliers. As part of the consolidation of our five-inch and eight-inch wafer fabs, we plan to close our eight-inch fab and eliminate approximately 200 positions. We expect to complete this consolidation by the first quarter of 2002.

Research and Development Expenses. Research and development expenses were $36.1 million in the first nine months of 2001, reflecting a 20.5% decrease from the $44.5 million reported in the same period of 2000. During the third quarter of 2001, research and development expense was $5.9 million, which is 35.1% lower than the same period in 2000. The decrease in research and development expenses for these 2001 periods compared to same periods in 2000 was due principally to lower payroll-related costs associated with headcount reductions and the elimination of amortization of intangible assets of our Seattle Design Center, which were written-off in December 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.1 million for the first nine months of 2001 compared to $44.5 million for the same period of 2000. During the third quarter of 2001, selling, general and administrative expenses were 34.1% lower than the same period in 2000. The decrease in our selling, general and administrative spending in these 2001 periods was due primarily to lower payroll-related costs associated with our reduced headcount. Sales commissions and incentive compensation during the first nine months of 2001 have also declined compared to the same period of 2000 as a result of lower sales levels and the elimination of our sales representative commission arrangements. Selling, general and administrative expenses for the third quarter of 2001 included $1.1 million of costs associated with the Company's unsuccessful effort to complete an initial public offering of common stock.

Special Charges. During the third quarter of 2001, ZiLOG incurred special charges of $4.5 million for restructuring of operations, including accrued termination benefits of $2.7 million, wafer fab transfer costs of $0.5 million; and $1.3 million relating to fees for professional services associated with our Company's financial restructuring initiative. As of September 30, 2001, approximately $6.8 million was accrued for future payments in connection with these special charges.

In June 2001, the Company announced plans to consolidate its two Nampa, Idaho wafer fab operations and to transfer wafer probe operations from Nampa to the Philippines. Excluding any asset impairment charges, these actions are expected to cost approximately $8.0 million, which is being incurred during an approximate nine-month period that commenced in July 2001. These actions are expected to result in annual cost savings of approximately $18.0 million, based upon our annualized manufacturing spending rate in the first quarter of 2001.

In December 2000, the book value of our five-inch wafer fabrication facility, one of our two facilities in Nampa, Idaho, was written down by $6.9 million, to an estimated realizable value of $3.0 million, in connection with the Company's original plan to sell that facility. During the first six months of 2001, the Company had reclassified these assets and the remaining carrying value of $3.0 million to other current assets, as these assets were held for sale. Based on the Company's current plan to consolidate its wafer fab operations into the five-inch wafer fabrication facility, we reclassified these assets back into property, plant and equipment at the end of the second quarter of 2001. For the first nine months of 2001, depreciation expense was reduced by approximately $2.4 million, compared to what would have been recorded, as a result of the December 2000 write-down and reclassification of these assets.

During the third quarter of 2000, ZiLOG incurred special charges of $1.5 million representing purchased in-process research and development projects in connection with our acquisition of Calibre, Inc. on July 27, 2000.

Other Income/(Expense), Net. Interest income represents interest earned on cash and cash equivalents with maturities of less than 90 days. Interest expense is primarily comprised of the interest on the Notes and quarterly amortization of deferred financing costs of $0.3 million. The Company's interest expense on the Notes totals approximately $26.6 million per year, which is payable in equal semi-annual installments on March 1 and September 1. The Company did not make the September 2001 scheduled interest payment on the Notes. Accordingly, repayment of the Notes could be accelerated by the Noteholders and, as a result, the Notes and all related accrued interest expense has been recorded as a current liability as of September 30, 2001. We are currently in discussions with an informal group of our Noteholders to restructure the Notes. There can be no assurance that such discussions will be successful or that the necessary Noteholders will agree to any restructuring plan.

Equity in Loss of Qualcore Group, Inc. In March 2000, we acquired a 20% equity stake in Qualcore for approximately $8.1 million. We account for this investment under the equity method. The loss in equity of Qualcore primarily represents amortization of goodwill associated with our equity investment. In connection with our equity investment, we also received an option to acquire the remaining shares of Qualcore Group, Inc. which expired unexercised on June 30, 2001.

Income Taxes. Our provision for income taxes in the three-month and nine-month periods ended September 30, 2001 and 2000 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes.

EBITDA. EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non- cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing our operation performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA as presented by other companies. EBITDA was $6.6 million for the third quarter of 2001 compared to $11.6 million for the third quarter of 2000. For the nine months ended September 30, 2001, the Company incurred an EBITDA loss of $2.0 million, compared to EBITDA of $30.5 million recorded for the nine months ended October 1, 2000.

Liquidity and Capital Resources

Our primary cash needs are debt service, working capital, capital expenditures and equity investments. We meet these needs with our operating cash flow, cash on hand and available credit lines. As of September 30, 2001 we had cash and cash equivalents of approximately $26.7 million. We also have a senior secured credit facility (the "Facility") from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. The ability to borrow these amounts is limited by certain financial tests. As of September 30, 2001, we had borrowings of $12.8 million under the revolving credit facility and there was $1.3 million of remaining calculated availability on the Facility. Borrowings under the Facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate (6.0% at September 30, 2001) or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (6.9% at September 30, 2001) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (7.0% at September 30, 2001) or LIBOR plus 3.0% (7.9% at September 30, 2001) for the capital expenditure line.

Our default on the payment due on the Notes, and the expiration of the applicable grace period on this payment on October 4, 2001, constitutes a default under the Facility. As a result, this lender is under no obligation to make additional loans to the Company and we therefore may not be able to borrow any such additional amounts under this Facility. In addition, this lender has the option to call the loan and render the amounts outstanding under the Facility immediately due and payable. Accordingly, during the third quarter of 2001, the Company reclassified its indebtedness under the Facility from a long-term liability to a current liability on the balance sheet. To date, however, the lender has not called for repayment of the outstanding balance under the Facility. We are currently engaged in discussions with this lender regarding the default under the Facility. There can be no assurance, however, that the lender will not call for the repayment of such outstanding balance.

Cash used by operating activities was $23.0 million for the nine months ended September 30, 2001, compared to $1.2 million in the same period of 2000. The use of cash by operating activities in the first nine months of 2001 primarily reflects our net loss of $65.9 million, adjusted by depreciation and amortization of $29.0 million, write-off of long-lived assets of $2.9 million, stock option compensation of $1.8 million, a decrease in accounts receivable of $8.1 million, a decrease in inventories of $10.1 million, a decrease in prepaid expenses and other assets of $6.9 million and an increase in accrued interest of $6.7 million, offset by a decrease in accrued compensation and employee benefits of $18.8 million and a decrease of other accrued and non-current liabilities of $3.8 million.

During the first quarter of 2001, we paid $10.3 million to our former Chief Executive Officer, pursuant to a contractual obligation, which is reflected in the change in accrued compensation and employee benefits. In April 2001, we terminated our deferred compensation plan and paid out all participants' balances. The deferred compensation asset and liability balances were $6.2 million at December 31, 2000 and zero at September 30, 2001, which is reflected in the change in both prepaid expenses and other assets and accrued compensation and employee benefits during the nine months ended September 30, 2001.

The $1.2 million use of cash by operating activities in the first nine months of 2000 was primarily attributable to our net loss of $33.0 million, adjusted for $31.0 million of depreciation and amortization and $8.5 million cumulative effect of our change in accounting principle for sales to distributors and a $1.5 million in-process research and development charge. Also during the first nine months of 2000 inventories increased by $4.5 million, accrued interest payable decreased by $6.7 million and other accrued and non- current liabilities increased by $2.4 million.

Cash used by investing activities was $3.9 million for the nine months ended September 30, 2001 and was $26.4 million for the nine months ended October 1, 2000. Cash used for investing activities in the first nine months of 2001 was for capital expenditures, primarily relating to wafer fabrication equipment. We now expect capital expenditures for 2001 to total approximately $4.5 million. Cash used for investing activities in the first nine months of 2000 was comprised of $8.1 million for an equity interest in Qualcore, $0.4 million for net cash expenditures in connection with the acquisition of Calibre and capital expenditures of $18.0 million, primarily for manufacturing equipment and supply chain management software.

Cash provided by financing activities was $12.9 million for the nine months ended September 30, 2001, primarily consisting of $12.8 million of borrowings under our revolving credit facility. Cash provided by investing activities was $2.1 million for the nine months ended September 30, 2000, reflecting $2.6 million from issuance of common stock, offset by $0.5 million principal payments under capital leases.

We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of Notes outstanding which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. The agreement governing our Notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to incur particular types of additional indebtedness, issue particular types of capital stock, pay dividends or distributions, make investments or other payments, enter into transactions with affiliates, dispose of particular types of assets, incur liens and engage in mergers and consolidations. The Notes are scheduled to mature on March 1, 2005. Interest on the Notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively. The Company's interest expense on the Notes totals approximately $26.6 million per year, which is payable in equal semi-annual installments on March 1 and September 1. The Company did not make the September 2001 scheduled interest payment on the Notes. Accordingly, the Notes are callable at any time by the Noteholders and the Notes and all related accrued interest expense has therefore been recorded as a current liability as of September 30, 2001. We are currently in discussions with an informal group of the Noteholders to restructure the Notes. There can be no assurance that such discussions will be successful or that all such Noteholders will agree to any proposed restructuring plan.

Under the terms of our agreement with Qualcore, we had the option until the expiration date of June 30, 2001, to obtain all of the remaining outstanding shares of common stock of Qualcore for cash and/or common stock in ZiLOG. Since we did not exercise this option, the agreement with Qualcore may require us to pay up to $5.2 million plus accrued interest to acquire up to 1.8 million additional shares of Qualcore common stock. We are currently analyzing whether the conditions precedent for this obligation have been satisfied and are continuing discussions with the management of Qualcore to defer the payment of, or otherwise restructure, this obligation. It is uncertain whether this deferment or restructure will be accomplished.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, including possible payments related to Qualcore, , expenditures related to our announced restructuring and wafer fabrication facility consolidation plans and payment of interest on our indebtedness. The 2001 business climate continues to be extremely difficult. Cash flows from operations and available cash have not been sufficient for us to satisfy all of our cash needs through 2001 and, as a result, we are in default under our Notes and our Facility. We continue to pursue a combination of operational and financial restructuring alternatives with the assistance of our investment banker, Lazard. These alternatives include raising new financing, restructuring our indebtedness and asset sales. From an operational perspective, we continue to address cost management, cash and working capital management, and the timely release of new products. We are currently in discussions with an informal group of the Noteholders to restructure the Notes and with our working capital facility lender regarding the default under the Facility. There can be no assurance, however, that such discussions will be successful.

Recent Developments

ZiLOG has not filled the position of Chief Operating Officer that had been filled on a contract basis for six months by Stefan Braken-Guelke and terminated in September 2001.

Factors That May Affect Future Results

Risks Related to Our Business and Industry

Our cash flow will not be sufficient to satisfy all of our cash needs for the remainder of 2001.

Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, including a possible payment related to Qualcore during 2001, expenditures related to our announced restructuring and wafer fabrication facility consolidation plans and payment of our indebtedness, . In the event we are unsuccessful in negotiating a restructuring with the Noteholders and our working capital facility lender, we could be required to repay the total outstanding balances due under the Notes and under the Facility. We do not have sufficient cash to make these payments and we can make no assurances that our discussions and negotiations with the Noteholders and our working capital facility lender regarding a restructuring of these obligations will be successful. If we are unable to restructure these obligations, our creditors could force us into bankruptcy and liquidate our assets to satisfy their debt.

Recent terrorist activities and resulting military and other actions could harm our business.

Terrorist attacks in New York, Washington, D.C. and Pennsylvania in September 2001 have disrupted domestic and international commerce. The continued threat of terrorism, any ongoing military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of orders, a general decrease in spending on technology products or our inability to effectively market and ship our products, our business and results of operations could be harmed. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition.

Our quarterly operating results are likely to fluctuate and may fail to meet expectations, which may cause the price of the Notes to decline.

Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. Our future operating results will depend on a variety of factors and they may fail to meet expectations. Any failure to meet expectations could cause the price of the Notes to fluctuate or decline significantly. In addition, high proportions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

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

In addition to causing fluctuations in the price of the Notes, any significant declines in our operating performance could harm our ability to meet our debt service and other obligations.

We are currently experiencing a downturn in the business cycle and our revenues, cash generation and profitability are being adversely affected.

The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and continues today. The terrorist acts of September 2001 in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, have exacerbated the downturn and created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on technology, which could also negatively affect our quarterly results or financial condition in the future. We are experiencing a decline in revenues as our customers are not ordering product from us in the quantities that they previously ordered. We are uncertain how long this decline will last. In 1997 and 1998, we experienced similar significant declines in customer demand for our products. In response to these reductions in demand, other semiconductor manufacturers and we reduced prices to avoid a significant decline in capacity utilization. We are currently experiencing significant declines in our capacity utilization in our manufacturing facilities and we have reduced selling prices on certain products. We may be required to further reduce selling prices given the fixed costs associated with such manufacturing capacity, this decline has had and will continue to have a negative impact on our financial condition. In addition, we are currently, and will likely in the future experience substantial period-to- period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, we expect future losses and we may not achieve or maintain profitability in the future.

We have a history of net losses, we expect future net losses and we do not expect to achieve profitability in the near future. We incurred net losses of $58.2 million in 2000, $37.9 million in 1999 and $87.5 million in 1998. As of September 30, 2001, we had an accumulated deficit of approximately $248.7 million.

We have implemented and are considering additional implementing significant cost cutting measures, but these cost-cutting measures may not result in increased efficiency or future profitability.

Similar to other semiconductor companies, we have implemented and may consider implementing additional significant cost cutting measures that may include:

  consolidation of our wafer fabrication facilities and transfer of our probe operations to the Philippines;

  refocusing of business priorities;

  reallocation of personnel and responsibilities to better utilize human resources;

  reductions in workforce; and

  temporary office and facility shutdowns.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy, which is described in our Annual Report on Form 10-K. We have recently changed our business strategy to focus more of our resources on the communications market. We may be unable to implement our business strategy and, even if we do implement our strategy successfully, our results of operations may fail to improve.

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

Our future success may be dependent on the release and acceptance of our new eZ80 Internet Engine family of products.

We announced our newest product, the eZ80 Internet Engine family of products, in September 1999. We have delivered samples of our first eZ80 product to some of our customers. These new products may not perform as anticipated and there may be unforeseen redesigns or delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. We do not expect to receive significant revenues from these products in 2001 and future revenues may be insufficient to recover the costs associated with their development.

Products as complicated as the eZ80 Internet Engine frequently contain errors and defects when first introduced or as new versions are released. Delivery of products with such errors or defects, or reliability, quality or compatibility problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of these products. Any such capital expenditures or delays could harm our operating results materially, damage our reputation and affect our ability to retain our existing customers and to attract new customers.

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

To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on pricing strategies, which, if successful, could harm our results of operations and financial condition materially.

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

We use outside contract assemblers for packaging our products. If we are unable to obtain additional assembly capacity on sufficiently favorable terms, our ability to achieve continued revenue growth might be impaired. Shortages in contract assembly capacity could cause shortages in our products and could also result in the loss of customers. Because we rely on these third parties, we also have less control over our costs, delivery schedules and quality of our products and our intellectual property is at greater risk of misappropriation.

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

The risks inherent in our international operations have been increased by the terrorist attacks of September 2001. These attacks, coupled with the international military response, have created an uncertain economic environment and we cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or our business.

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

As a result of technological changes, from time to time, our products are designed out of some devices by our customers. Any resulting decreased sales could reduce our profitability. For example, we have learned that a number of our customers have changed the designs of computer mouse pointing devices that they manufacture, and that as a result, these devices will no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. As a result of these design changes, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000. For the nine months ended September 30, 2001, peripheral product net sales totaled $3.9 million. These reduced sales have and may continue to harm our operating results materially.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could affect our business negatively.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, the current financial condition of the Company could have a negative impact on our ability to recruit and retain employees.

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

To grow our business and maintain our competitive position, we have made acquisitions in the past and may acquire other businesses in the future. In the past, for example, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation in April 1999 for approximately $6.1 million. In March 2000, we acquired 20% of the common stock of Qualcore, along with an option to acquire the remaining 80% interest in Qualcore, for approximately $8.1 million, including expenses. We did not elect to exercise this option although we may be obligated to purchase an additional 1.8 million shares for approximately $5.2 million plus interest. In July 2000, we acquired Calibre in exchange for 743,714 shares of our common stock, including shares of our common stock issuable upon the exercise of vested options, plus additional shares issuable pursuant to an earn-out provision.

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

At September 30, 2001, we had a principal amount of $280.0 million of Notes outstanding, $12.8 million of short-term indebtedness, and a stockholders' deficiency of $210.7 million.

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

The 2001 business climate has been extremely difficult. Cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives, have not been sufficient to satisfy all of our cash needs through 2001. We have been unable to satisfy our obligations under our indebtedness and, as a result, we are currently in default under the Notes and the Facility. As a result of the default on the Notes, the Noteholders have the option to accelerate the amounts due on the Notes. In addition, as a result of the default under the Facility, the working capital facility lender is under no obligation to make additional loans to the Company and we may not be able to borrow any additional amount under this Facility. In addition, this lender has the option to call the loan and render the amounts outstanding under the Facility immediately due and payable. We do not have sufficient cash to make these payments and we can make no assurances that our discussions and negotiations with the Noteholders and the lender regarding a restructuring of these obligations will be successful. If we are unable to restructure these obligations, our creditors could force us into bankruptcy and liquidate our assets to pay their debt.

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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in additional defaults, which may impair the willingness of the Noteholders and the working capital facility lender to restructure their debt.

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

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of September 30, 2001 (dollars in thousands):

                                                    2001       2005      Total    Fair Value
                                                 ---------- ---------- ---------- ----------
Cash Equivalents:
  Fixed rate .........................             $24,917    $  --      $24,917    $24,917
  Average interest rate ..............                2.93%      --         2.93%      --

Short-Term debt:
  Variable rate debt..................             $12,800    $  --      $12,800    $12,800
  Interest rate ......................                6.00%      --         6.00%      --

Long-Term Debt:
  Fixed rate debt.....................            $280,000    $  --     $280,000    $47,600
  Stated interest rate ...............                9.50%      --         9.50%      --

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara County filed on July 29, 1996 against Pacific Indemnity Company ("Pacific"), Federal Insurance Company ("Federal") and Chubb & Son Inc. ("Chubb" and together with Pacific and Federal, the "Defendants"). In that action, the Company seeks a declaration that its former insurers, Pacific and Federal had an unconditional duty to defend and indemnify the Company in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG an employee of the Company and her husband filed an action in Idaho state court for negligence, failure to warn and battery; and, (2) in Ko v. ZiLOG employees of the Company filed an action in federal court asserting several claims (including a claim under the Americans with Disabilities Act), based on bodily injury arising out of their employment. Santana was removed to federal court, where the court granted the Company's motion to dismiss on the ground that the complaint failed to state a claim upon which relief could be granted. The Ko action settled in September 1996. The Company's complaint in the Santa Clara County action also alleges that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. On May 19, 1999, Pacific voluntarily dismissed without prejudice its cause of action for reimbursement of defense costs in Santana. According to its cross-complaint, a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit, is sought by Pacific. In April 1998, the Defendants moved for summary judgment or, in the alternative, for summary adjudication of various issues, including that the Defendants had no duty to defend Ko. The Court denied this motion, and the Court of Appeal summarily denied Defendants' petition for review. In April 1999, the Company filed a motion for summary adjudication that the Defendants had a duty to defend, which motion was denied. The Court of Appeal and later the California Supreme Court denied the Company's petitions for review of the denial of its summary judgment motion without making any decision on the merits. In December 1999, Pacific filed another motion for summary adjudication that it had no duty to defend Ko. As a result of motions brought by the Company, and subsequent Court of Appeal proceedings, the hearing on Pacific's summary adjudication motion was postponed until September 25, 2001, at which time it was denied. On October 23, 2001, the Company renewed its motion for summary adjudication that Pacific had a duty to defend. This motion is scheduled for hearing on November 20, 2001. No trial date has been set.

Item 3. Defaults Upon Senior Securities

ZiLOG did not make its scheduled semi-annual interest payment of $13.3 million on the Notes that was due on September 4, 2001. At November 12, 2001, the total amount of interest accrued on the Notes was approximately $18.8 million. Our default on the payment due on the Notes, and the expiration of the applicable grace period on this payment on October 4, 2001, constitutes a default under the Facility. An aggregate of $12.8 million, plus approximately $0.1 million in accrued interest was outstanding on the Facility as of November 12, 2001.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits are incorporated herein by reference as indicated below:

Exhibit Number	Exhibit Description
3.1 (a)	Certificate of Incorporation of ZiLOG, Inc.
3.3 (a)	Bylaws of ZiLOG, Inc.
3.5 (b)	Certificate of Amendment of Certificate of Incorporation of ZiLOG, Inc.

_____________________

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

b. Reports on Form 8-K:

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

Date: November 12, 2001