Form 10-K
period 2001-12-31
ZILOG INC
filed 2002-04-12
CIK 319450

===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             -----------------
                                 Form 10-K
  (Mark One)
      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                for the fiscal year ended December 31, 2001
                                     OR
     ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period __________ to __________
                     Commission File Number: 001-13748

                                ZiLOG, INC.
           (exact name of registrant as specified in its charter)
Delaware                                             13-3092996
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

532 Race Street, San Jose, CA                        95126
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (408) 558-8500
                            --------------------
      Securities registered pursuant to Section 12(b) of the Act: NONE

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
Yes     X     No
      ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                        ----
The aggregate value of voting Common Stock and Class A Non-Voting Common Stock held by non-affiliates of the Registrant cannot be determined as the Company has filed for bankruptcy and its stock does not trade on an established exchange nor is it quoted on an established or an automated inter-dealer quotation system.

At March 1, 2002, 32,017,272 shares of the Registrant's voting Common Stock and 10,000,000 shares of the Registrant's Class A Non-Voting Common Stock were issued and outstanding.



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

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

This Report on Form 10-K and other oral and written statements made by the Company contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; the restructuring of our debt and equity; the utilization of our manufacturing facilities; our ability to sell or lease MOD III and our ability to successfully complete our restructuring of operations and realize expected cost savings, capital expenditures and expenses for future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry and assembly services at commercially reasonable quality and prices, under-absorption of manufacturing costs in our wafer fabrication facilities from under-utilization of production capacity, and ZiLOG's distributors and customers significantly reducing their existing inventories before ordering new products, and those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Factors That May Affect Future Results," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, that reflect our position as of the date of this report. The Company undertakes no obligation to publicly release updates or revisions to these statements.




Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. ZiLOG and Z80 are registered trademarks of ZiLOG, Inc.


Extreme Connectivity(C)ZiLOG, Inc. 1999.




                                   PART I


ITEM 1.  BUSINESS

Executive Summary

We are a worldwide designer, manufacturer and marketer of semiconductor micro-logic devices for use in the embedded control and communications markets. Using proprietary technology that we have developed over our 27-year operating history, we provide semiconductor devices that our customers design into their end products. Our devices, which often include related application software, typically combine a microprocessor and/or digital signal processor, memory, and input and output functions on a single semiconductor. Our embedded control devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. These devices control such functions as the speed of a motor, an infrared remote control and the charging cycle of a battery charger. Our communications devices enable data communications and telecommunications companies to process and transmit information. These devices include serial communication controllers, modems and microprocessors used in communication networks for voice and data transmission.

Our primary product focus is on 8-bit and 16-bit microcontrollers and microprocessors. Our microcontroller products include a broad range of standard products for use in hundreds of embedded control applications. We are also developing more application specific standard products (ASSPs) that are more specialized for targeted high potential market segments. These ASSP's include our microcontrollers and modules focused on short-range infra-red communication that are built into applications such as infra-red remote control, and IrDA transceivers for use in PDAs, cellphones, and laptop computers. Our microprocessor products are higher performance products addressing the high-end 8-bit and 16-bit microprocessor and microcontroller markets. These products are available with integrated software that enables the devices to communicate across public and private networks. In these applications the device can function as a stand-alone embedded web server, providing monitoring and control functionality to a remote site, using a standard web browser interface. Our microcontrollers and microprocessors are also used in our modem products, providing low cost connectivity solutions in applications such as credit card readers and set top boxes for satellite television. Over time, we have augmented these core products with serial communication controllers (SCC) and digital signal processing (DSP).


Our Industry

The semiconductor market is comprised of five broad product segments: micro-logic, other logic, memory, analog and discrete devices. We compete in the micro-logic device segment.

Micro-logic devices are processor-based semiconductors that include microprocessors, microcontrollers and digital signal processors that typically process information, output data or control signals according to programmed instructions and various external inputs. Micro-logic devices also include microperipherals that operate in conjunction with these processor-based devices to provide systems support or to control communications, graphics and images, mass storage, voice and other user input systems.

Semiconductor manufacturers target the micro-logic market through both application specific standard products tailored for a specific application but are not proprietary to a single customer, and general-purpose products, which are neither application nor customer specific. We design, manufacture and market both ASSPs and general-purpose micro-logic products.


Financial Restructuring and Reorganization

We filed a pre-packaged Chapter 11 plan of reorganization with the bankruptcy court of the Northern District of California on February 28, 2002 and the bankruptcy court has set a hearing for the confirmation of the plan for April 30, 2002. After we receive such confirmation, we expect to exit from bankruptcy by the middle of May, 2002 or as soon as practicable thereafter.

We will continue to operate our business in Chapter 11 in the ordinary course and have obtained the necessary relief from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of our employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of our senior secured notes, are not impaired under the plan.

Under the plan of reorganization, our $280M senior notes will be cancelled. Each holder will receive, in exchange for its senior notes, its pro rata share of:

o 100% of our newly-issued common stock, except for 14%, which will be issued or reserved for issuance to our employees, consultants, and directors under a management incentive plan.

o 100% of the newly issued series A preferred stock issued by our currently wholly owned subsidiary, MOD III. Holders of MOD III series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III series A preferred stock from the net proceeds of the sale of our MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which we will transfer to MOD III when the plan becomes effective and from certain operating lease proceeds. Dividends will accrue on the MOD III series A preferred stock at 9 1/2% per annum.

o 50% of MOD III's newly issued series B preferred stock. We will retain the remaining 50% of the new MOD III series B preferred stock. Holders of the new MOD III series B preferred stock will be entitled to receive the net sale proceeds from any sale of Mod III's assets in excess of $30 million plus accrued but unpaid dividends on the New MOD III series A preferred stock.

o The plan of reorganization provides for the cancellation of our currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to our outstanding preferred and common shares will be extinguished. Each holder of common stock will, however, receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The plan of reorganization also provides for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. Upon the plan of reorganization's effectiveness, we will, among other things, revise our charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.


Historical background to the plan of reorganization

We issued the senior secured notes in connection with our going-private transaction in 1998. Since then, our business and financial growth have been negatively affected by the extremely difficult business climate in which we have been operating.

In March 2001, we retained Lazard Freres & Co., LLC as financial advisor to assist us in exploring a number of strategic alternatives. Also in March of 2001, Lazard began the process of soliciting bids for the sale of all or parts of our business. While we received a number of proposals, each of these contained significant financing or due diligence contingencies. After consultation with our financial advisor, we determined that these contingencies could seriously jeopardize the likelihood that a strategic transaction could be consummated.

In July 2001, holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes formed an informal group to discuss and negotiate the terms of a possible restructuring with us. All members of this group executed confidentiality agreements and on July 13, 2001, members of our management met with these holders and their counsel to discuss a possible restructuring.

Discussions continued over the course of the summer and fall of 2001. During the course of these discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 27, 2001, we reached a non-binding agreement regarding the terms of the plan with this informal group of our noteholders.

On January 28, 2002, we commenced solicitation of acceptances of the plan of reorganization from the holders of our senior notes and preferred stock. We did not solicit votes from holders of our old common stock. In connection with this solicitation, we entered into lock-up agreements with members of the noteholders' group. Under the lock-up agreements, the members of the noteholders' group agreed, among other things and subject to certain conditions, to vote to accept the plan of reorganization.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of our senior notes accepted the plan of reorganization. None of the holders rejected the plan. All of the holders of preferred stock who voted also accepted the plan of reorganization.

We believe that the restructuring will substantially reduce uncertainty with respect to our future and better position us to develop new products and maintain and expand our customer base by focusing on our core business. ZiLOG is a pioneer in the semiconductor industry and we have a well-recognized brand. We believe that the elimination of our senior secured notes will allow us to devote more resources towards developing and expanding our core business. There can be no assurance that we will be successful in consummating the plan of reorganization, however we believe that completion of the plan will provide a stronger financial base upon which we can focus and execute to develop a successful business. Our financial statements do not include any adjustments that reflect the restructuring or other events contemplated by the plan.


Products and Applications

We rely on our knowledge, experience, customer relationships and expertise in micro-logic devices to target products to compete in the embedded control and communications markets. We work closely with industry leaders in our target markets to design application-specific standard products and general-purpose products that are used for a wide variety of applications. Through our customer relationships, we have been able to provide innovative solutions and thereby attract multiple customers that compete in the same markets.

We currently offer approximately 800 products that are sold in a wide selection of configurations to over 5000 original equipment manufacturers and end-users worldwide in the embedded control and communications markets.

Embedded Control Products and Applications. Our embedded control devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. These devices control such functions as the speed of a motor, an infrared remote control and the charging cycle of a battery charger. We provide embedded controllers that are adaptable for use in a variety of consumer products and industrial equipment. These microcontrollers are designed to provide increased functionality, performance and ease of use in the products in which they are embedded. Most of our embedded control microcontrollers are based on our Z8 and Z8 Plus microcontroller architecture with read-only-memory, commonly known as ROM, or one-time-programmable, commonly known as OTP, program memory, and a broad range of peripherals. The Z8 and Z8 Plus microcontrollers we design, manufacture and sell are used in such applications as controllers for home appliances, personal consumer appliances, security systems, exercise equipment, battery chargers, and garage door openers. Our infrared remote controller products primarily address the universal remote control market for multiple brands of televisions, videocassette recorders and set top box systems.

Embedded control products in development include the Z8 Encore! family of microcontrollers with a higher performance core, new analog and digital peripherals, and flash or ROM program memory. The Z8 Encore! family of products is expected to be introduced throughout 2002. See risks listed under "We may not be able to introduce and sell new products and our inability to do so may harm our business materially."

Communications Products and Applications. Our communications products are designed to process the flow of information in communications equipment. Among the many communications products that we currently design, manufacture and sell are serial communication controllers, Z180 family of microprocessors, Z380 family data communications controllers and infrared data transceivers. The primary applications for serial communications controllers are switches and line cards. These microperipherals code and decode information that enables voice and data communications to be transmitted and received over telephone lines. The Z180 family of microprocessors is used in Wide Area Network (WAN) controllers, modems (both wired and wireless) and small office routers. Markets that use these products include point of sale terminals, industrial control, gaming and personal digital assistant devices. Internet connectivity software is available for certain members of this family of products. The Z382 data communication processor is used in a broad range of applications, from general purpose to local area networks (LANs) to wide area networks. The Z382's personal computer memory card international association (PCMCIA) interfaces permit it to be readily integrated into stand-alone, desktop and laptop computer applications. Infrared data transceivers are used for point to point wireless data transmission between a variety of electronic appliances, including notebook computers, printers, digital cameras, mobile phones and personal digital assistants.

We launched the first product in our eZ80 Internet Engine family of high performance 8-bit microprocessors in the fourth quarter of 2001 and we expect to introduce additional products in this family during 2002. The eZ80 can function as a high-performance 8-bit microprocessor or as a complete web-server when it is equipped with various communication interfaces and protocols. See risks listed under "We may not be able to introduce and sell new products and our inability to do so may harm our business materially" and "Our future success is dependent on the release and acceptance of our new eZ80 Internet Engine family of products."


Development Tools

Our Developer Studio (ZDS) is a stand-alone software development environment that provides a comprehensive development solution for embedded designers and incorporates our sophisticated line of development tools. ZDS integrates a language-sensitive editor, project manager, highly optimizing ANSI C-compiler, assembler, linker and symbolic source-level debugger that supports our entire line of Z8, Z8Plus, eZ80, Z80S180 and DSP processors. ZDS provides an industry standard user interface running under all Windows(R)-based operating systems, and features an integrated set of windows, document views, menus and toolbars that enable developers to create, test and refine applications in a familiar and productive environment.

ZDS II is the next generation descendant of ZDS that has been enhanced to meet the challenges of our more sophisticated developers. ZDS II supports a scripting engine for more flexible user-configuration and automated regression testing. ZDS II also supports a new communication layer allowing it to be interface with third-party emulation products as well as our new ZPAK II high-speed emulation and evaluation hardware interface.

Many independent companies develop and market application development tools and systems that support our standard product architectures. Although we do not generate significant revenues from the sale of development tools, we believe that familiarity with, and adoption of, development systems offered by ourselves as well as third-party vendors will be an important factor when considering ZiLOG as the vendor of choice by new product developers.


Customers, Sales and Marketing

We use a total marketing approach to build relationships with a targeted list of original equipment manufacturers, distributors and end-users in the communications and embedded control markets. Important embedded control customers include Tyco, Black & Decker, Chamberlain Group, Samsung and Thomson/RCA. Lead communications customers in 2001 included Alcatel, Cisco Systems, Handspring, Lucent Technologies, Hewlett-Packard and Nortel.

To market our products to our customers, we utilize a well-trained and highly-skilled direct sales and distribution sales force, a customer-centric website, technical documentation that includes product specifications and application notes, development tools and reference designs, sales promotional materials, targeted advertising and public relations activities, and involvement in key trade shows and technical conferences in North America, Europe and Asia. During 2001, we derived approximately 61% of our net sales from direct sales to original equipment manufacturers, compared to 60% in 2000 and 39% from sales through distributors in 2001, compared to 40% in 2000.

Our direct sales force of approximately 100 people focuses on four geographic areas: Americas, Europe, Asia and Japan. We have sales offices located in the metropolitan areas of, Chicago, Dallas, El Paso, Los Angeles, Minneapolis, Philadelphia, San Diego, Beijing, Hong Kong, Kuala Lumpur, London, Munich, San Jose, Seoul, Shanghai, Shenzhen (China), Singapore, Soemmerda (Germany), Taichung City (Taiwan), Taipei, and Toronto.

We provide direct customer support through our field application engineers, who are located in our sales offices around the world and work directly with local customers in close consultation with our factory-based technical specialists. Field application engineers typically develop technology expertise in a market segment that is most prominent in their geographic areas. These engineers provide significant aid to the customer throughout the design process. Customer support in the Americas is being provided by our American-based personnel. Our local area sales offices handle customer service functions for Asia and Europe.

In 2000, we announced an exclusive full-service distribution agreement with Pioneer-Standard in North America and we terminated our existing relationships with our three largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. These terminations were completed at the end of the third quarter of 2000. In 1999, these three distributors collectively purchased $42.3 million of our products. By virtue of this exclusive agreement, we receive more dedicated sales and marketing resources from Pioneer-Standard than from our previous three distributors combined. These resources include sales representatives focused full-time on our business, co-operative trade advertising, seminars and workshops to train design engineers about our products, direct mail advertising and collateral materials and web site pages dedicated to our products.

Pioneer-Standard accounted for approximately 12.6% and 11.5% of our net sales during the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 1999, Arrow Electronics accounted for approximately 12.6% of our net sales.

As further explained in Note 2 to the consolidated financial statements, commencing in 2000, revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them is deferred until products are resold by the distributor to end users. Prior to fiscal 2000, revenue on shipments to distributors having rights of return and price protection on unsold merchandise held by them were recognized upon shipment to the distributors, with appropriate provisions for reserves for returns and allowances. The figures presented above for 1999 net sales to Arrow Electronics have not been restated to the new method of accounting for revenue recognition.


Manufacturing and Sourcing

We operate one five-inch semiconductor wafer fabrication facility in Idaho. We closed our eight-inch wafer fabrication facility, which we call Mod III, at the end of January 2002 and it is being held for sale. Currently our five-inch wafer fabrication facility is producing wafers with circuit geometries of 0.65, 0.8 and 1.2 microns. Our products that have circuit sizes below 0.65 microns are being produced at outside foundries in Taiwan. We conduct most of our final test operations at our facility in the Philippines and outsource our assembly operations to subcontractors located primarily in Indonesia and the Philippines.

The National Standards Authority of Ireland granted ISO 9001 and 9002 certifications to our facilities in Idaho. The SGS International Certification Services AG of Zurich, Switzerland granted an ISO 9002 certification to our Philippines test facility. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

If the plan of reorganization is approved and becomes effective, the assets of Mod III will be transferred to our new subsidiary. The holders of our senior notes will enjoy most of the expected economic value of this Mod III subsidiary if the facility is leased or sold.


Research and Development

As of December 31, 2001, we employed approximately 131 people in research and development as compared to approximately 140 people as of December 31, 2000. Expenditures for research and development during 2001were $28.7 million, representing 17% of net sales. Expenditures for research and development in 2000 were $36.9 million and represented 15% of net sales; in 1999 our R&D expenditures were $32.8 million and represented 13% of net sales. During 2001, our research and development activities were focused largely on communications product development relating to our eZ80 and CarteZian products. In January 2002, we announced the discontinuation of our Cartezian product development efforts and the closure of our Austin, Texas design center. Accordingly, in 2002, we expect to reduce our research and development spending compared to 2001 levels. In 2002, we expect our research and development expenditures will be focussed largely on new products in the eZ80 family, enhancing our embedded control product offerings and IrDA transceivers.


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

We compete with other micro-logic device manufacturers who target the same specific market segment. Our current and future products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics, Toshiba among others. However, we believe that no single competitor addresses exactly the same set of products or markets as we do.


Backlog

Our total backlog of released orders was $23.4 million as of December 31, 2001 as compared to $33.0 million as of December 31, 2000. Our sales are generally made pursuant to short-term purchase orders rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period.


Patents and Licenses

As of December 31, 2001, we held 123 U.S. and 10 foreign patents and had 41 U.S. and 28 foreign patent applications pending. We have more than 80 U.S. mask work registrations on our products. We hold copyright registrations to protect proprietary software employed in over 100 of our products. We have 16 U.S. registered trademarks, 3 foreign registered trademarks, 13 pending U.S. trademarks, 2 pending foreign trademarks, and have common law rights in more than 40 trademarks or servicemarks. In addition, we have more than 150 active licenses for product or technology exchange. The purpose of these licenses has, in general, been to provide second sources for standard products or to convey or receive rights to valuable proprietary or patented cores, cells or other technology.


Employees

As of December 31, 2001, we had 946 full-time employees, including 607 in manufacturing, 131 in research and development, 112 in sales and marketing and a total of 98 in information technology, finance and administration. This compares with 1,611 full-time employees that were employed by us on January 1, 1999.

In order to reduce our costs and improve our operating efficiency, we have reduced our worldwide headcount in each of the last three years. Significant headcount reductions occurred in connection with our outsourcing of assembly operations in January 1999 and in connection with the closures in the first quarter of 2002 of our Mod III wafer fabrication facility in Nampa, Idaho and our customer support and engineering design center in Austin, Texas. In addition to these actions, we have also had various other voluntary and involuntary reductions in force during the last three years. We consider our relations with our employees to be good and believe that our future success will depend, in large part, upon our ability to attract, retain, train and motivate our employees. None of our employees are represented by labor unions.


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


ITEM 2.            PROPERTIES

On January 25, 2002, we moved our headquarters from Campbell, California to a 41,000 square foot facility in San Jose, California, leased through January 31, 2007. Excluding the cost of terminating our old lease and relocation expenditures, this move is expected to save us approximately $5.0 million per year in annual operating costs.

We currently own and perform wafer fabrication at our 118,000 square foot building located on a 53-acre site in Nampa, Idaho. We recently closed our Mod III facility, which is approximately 158,000 square feet. In connection with our plan of reorganization, we will transfer the assets of the Mod III facility to an entity primarily owned by our bondholders which will hold this facility pending resale to a third party, subject to certain requirements.

A majority of our final test operations are performed at a 54,000 square foot facility in the Philippines, which is leased from a third party through 2004. We recently completed the closure of our 17,000 square foot customer support and engineering design center in Austin, Texas. In 1999, we opened a design center in Bangalore, India and have entered into a lease agreement for approximately 10,000 square feet. In addition, we have short-term leases for its sales offices located in the U.S., Canada, England, Germany, Japan, Korea, Malaysia, the People's Republic of China (including Hong Kong), Singapore and Taiwan. We are in the process of closing several sales offices located in the U.S. and Japan.

ITEM 3.  LEGAL PROCEEDINGS

On July 29, 1996, we filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, we sought a declaration that our former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify us in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in Ko v. ZiLOG. Our complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. According to its cross-complaint, Pacific sought a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit.

On February 26, 2002, we agreed to make a payment of $300,000 to fully settle these lawsuits. We have already paid $75,000 of this amount. The balance is to be paid in 3 equal installments over the next twelve months. The outstanding balance accrues interest at 6% per annum.

We filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California on February 28, 2002. Prior to this filing, we solicited the acceptance of our plan of reorganization from holders of our senior notes and our preferred stock. We received unanimous acceptance of our plan of reorganization from the noteholders and preferred shareholders voting. In connection with the filing, we made several motions to the judge requesting, among other things, that we be able to pay our employees and trade creditors in the ordinary course. These motions were granted. We expect to have our plan of reorganization confirmed before the middle of May 2002, or as soon as possible thereafter. The terms of the plan of restructuring are described in greater detail under the heading "ITEM 1. BUSINESS, Financial Restructuring and Reorganization."

One party has notified us that we may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. We are investigating the claims of all of these parties. We have had no further communications about any of this for at least 8 months. In the event that we determine, however, that any such notice may involve meritorious claims, we may seek a license. Based on industry practice, we believe that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on our financial condition. See Factors That May Affect Future Results - "We could be subject to claims of infringement of third-party intellectual property rights, which could result in significant expense to us and/or loss of such rights."

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2002, we commenced solicitation of acceptances of the plan of reorganization from the holders of our senior notes and preferred stock by sending a copy of a disclosure statement with respect to the plan of reorganization together with a ballot to each such holder. We established January 16, 2002 as the record date for determining holders of senior notes and preferred stock entitled to vote on the plan of reorganization. The voting period for the solicitation ended on February 26, 2002. The result of the solicitation was the acceptance of the plan of reorganization by holders of senior notes with respect to both number and amount and preferred stock with respect to amount, in each case as required for class acceptance of the plan of reorganization under the Bankruptcy Code, as follows:

                                                          For                               Against
                                            --------------------------------   -------------------------------
                                                Amount/         Percent           Amount/          Percent
                                                Number          of Voted          Number           of Voted
                                            --------------------------------   -------------------------------
Principal amount of Senior Notes.........    $ 221,210,000       100.0%         $   --                0.0%
Number of Senior Notes...................               42       100.0%         $   --                0.0%

Principal amount Preferred Stock.........    $     249,014       100 %          $   --                0.0%



We did not solicit votes from holders of our common stock. They are deemed to have rejected the plan of reorganization, and thus, their vote is not required.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Pre-Reorganization Equity

As of December 31, 2001, there were approximately 245 stockholders of record of our Common Stock, eight holders of the Company's Class A Non-Voting Common Stock and eight holders of our Series A Cumulative Preferred Stock.

We have not paid cash dividends on our Common Stock, Class A Non-Voting Common Stock or Series A Cumulative Preferred Stock and do not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the agreements governing our senior notes and our credit facility limit our ability to pay dividends on our capital stock. We intend to retain our earnings for the development of our business.

Our Series A Cumulative Preferred Stock accumulates dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 27, 2008, and 15.5% per annum thereafter. Dividends will be payable, at the election of the Board but subject to availability of funds and the terms of the Indenture governing our senior notes and our credit facility, in cash or in kind through a corresponding increase in the liquidation preference of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock has an initial liquidation preference of $100.00 per share.

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

Shares of Series A Cumulative Preferred Stock may be redeemed at our option, in whole or in part, at 100%, if redeemed on or after February 25, 2003, in each case of the sum of (a) the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the date of redemption. Redemption of shares of the Series A Stock prior to February 26, 2003 would be at a premium to par value based on a declining scale as follows: 101.5% after August 25, 2001; 101% after February 25, 2002 and 100.5% after August 25, 2002. Optional redemption of the Series A Cumulative Preferred Stock will be subject to, and expressly conditioned upon, certain limitations under the Indenture governing our senior notes and our credit facility.

In certain circumstances, including the occurrence of a change of control of our ownership, but subject to certain limitations under the indenture governing our senior notes, and under the credit facility, we may be required to repurchase shares of Series A Cumulative Preferred Stock at 101% of (a) the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus (b) accrued and unpaid dividends thereon to the repurchase date.


Post-Reorganization Equity

Upon effectiveness of our plan of reorganization, our currently outstanding preferred and common stock and all options and warrants related thereto will be cancelled. All accumulated dividends and any other obligations with respect to our outstanding preferred and common stock will be extinguished. Each holder of common stock, however, will receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The plan of reorganization provides for the cancellation of the senior notes. Each holder will receive, in exchange for its senior notes, its pro rata share of:

         o 100% of our newly issued common stock, except for 14%, issued or reserved for issuance to our employees, directors and consultants under a management incentive plan.

         o 100% of the newly issued series A preferred stock issued by our currently wholly owned subsidiary, MOD III, Inc. Holders of the new MOD III Series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the new MOD III series A preferred stock from the net proceeds of the sale of our MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which we will transfer to MOD III when the plan of reorganization becomes effective and from certain operating lease proceeds. Dividends will accrue on the new MOD III Series A preferred stock at 9 1/2% per annum.

         o 50% of MOD III Subsidiary's newly issued series B preferred stock. We will retain the remaining 50% of the MOD III series B preferred stock. Holders of the MOD III series B preferred stock will be entitled to receive the net sale proceeds from the sale of MOD III in excess of $30 million plus accrued but unpaid dividends on the MOD III Series A preferred stock.

There were no sales of unregistered securities by us in 2001.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and its subsidiaries.



                                                         Years Ended December 31,
                                                             (in thousands)
                                              -------------------------------------------------
                                                2001     2000       1999       1998      1997
                                              -------   -------    -------    -------   -------

Consolidated Statements of Operations
  Data:
Net sales................................   $ 172,310 $ 239,213 $  245,138 $  204,738 $  261,097
Cost of sales............................     130,064   151,721    158,768    163,315    171,722
                                              -------   -------    -------     -------   -------
Gross margin.............................      42,246    87,492     86,370     41,423     89,375

Research and development.................      28,668    36,856     32,777     28,846     30,467
Selling, general and administrative......      46,143    54,478     59,082     54,317     47,806
Special charges(1).......................      54,329    17,489      4,686     38,620       --
                                              -------   -------    -------     -------   -------
                                              129,140   108,823     96,545    121,783     78,273
                                              -------   -------    -------     -------   -------
Operating income (loss)..................     (86,894)  (21,331)   (10,175)   (80,360)    11,102

Interest income..........................       1,144     2,756      2,567      3,755      3,167
Interest expense.........................      33,710    29,062     28,954     24,375        275
Other, net...............................        (827)     (805)      (324)      (796)       832
                                              --------   -------   --------    -------    ------
Income (loss) before income taxes, equity
  investment and cumulative effect of
  change in accounting principle.........    (120,287)  (48,442)   (36,886)  (101,776)    14,826
Provision (benefit) for income taxes.....         499       332      1,004    (14,248)     2,965
                                              -------   -------    -------     -------    -------
Income (loss) before equity investment and
  cummulative effect of change in
  accounting principle...................    (120,786)  (48,774)   (37,890)   (87,528)    11,861
Equity in loss of Qualcore Group, Inc....      (7,178)     (885)       --         --        --
                                              -------    -------    -------    -------    -------
Income (loss) before cumulative effect
  of change in accounting principle......    (127,964)   (49,659)   (37,890)   (87,528)    11,861
Cumulative effect of change in accounting
  principle..............................       --        (8,518)      --         --         --
                                              -------    -------    -------     -------   -------
Net income (loss)........................   $(127,964)  $(58,177) $ (37,890) $ (87,528) $  11,861
                                              =======    =======    =======     ======     =======

Pro forma net loss (2)...................   $   --      $(49,659) $ (41,597) $ (84,946) $    --
EBITDA (3)...............................   $   4,662   $ 37,829  $  46,555  $  19,259  $  75,456

Consolidated Balance Sheet Data
  (at end of period):
Working capital..........................   $(306,817) $  23,692  $  55,562  $  46,807  $ 131,594
Total assets.............................   $ 115,724  $ 239,747  $ 284,286  $ 297,071  $ 415,639
Notes Payable............................   $ 280,000  $ 280,000  $ 280,000  $ 280,000  $    --
Total preferred stock....................   $  25,000  $  25,000  $  25,000  $  25,000  $    --
Stockholders' equity (deficiency)........   $(274,057) $(142,883) $ (89,768) $ (48,231) $ 340,482


(1) Special charges consist of asset write-downs, restructuring charges and bond restructuring fees in 2001; asset write-downs; restructuring charges and purchased in-process R&D charge in 2000; asset write-downs and purchased in-process R&D charge in 1999; and recapitalization and restructuring charges in 1998. See Note 5 of Notes to Consolidated Financial Statements.
(2) Pro forma net loss reflects pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively for the years 1999 and 1998. Data was not available in sufficient detail to provide pro forma information for 1997. See Note 2 of the Notes to Consolidated Financial Statements.
(3) EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing our operating performance, financial position and cash flows. The EBITDA measure presented herein may not be compared to EBITDA as presented by other companies. Summarized below is a reconciliation of our net income (loss) to EBITDA:


                                                                 Years Ended December 31,
                                                                     (in thousands)
                                             ----------------------------------------------------------------
                                                  2001           2000         1999        1998         1997
                                             ----------------------------------------------------------------
Net income (loss)                            $ (127,964)     $ (58,177)   $ (37,890)  $ (87,528)   $ 11,861
Special charges                                  54,329         17,489        4,686      38,620         -
Depreciation and amortization                    37,888         41,954       52,368      61,795      63,522
Non-cash stock charges                              166            522         -           -           -
Equity investment loss                            7,178            885         -           -           -
Interest expense (income), net                   32,566         26,306       26,387      20,620      (2,892)
Cumulative effect of accounting change             -             8,518         -           -           -
Income tax expense (benefit)                        499            332        1,004     (14,248)      2,965
                                             ------------    -----------  ----------- -----------  ---------
EBITDA                                       $    4,662      $  37,829    $  46,555   $  19,259    $ 75,456
                                             ============    ===========  =========== =========--  =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999. This discussion and analysis should be read in conjunction with the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA in our filings with the Securities and Exchange Commission, earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of depreciation and amortization, asset impairments, equity investments, stock-based compensation, debt restructuring, restructuring of operations and lease termination costs. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.


Results of Operations

Our operating results have and will vary because of a number of factors, including the timing and success of new product introductions, customer design wins and losses, the success of cost reduction programs, changes in product mix, volume, timing and shipment of orders, fluctuations in manufacturing productivity, availability of third-party manufacturing services at commercially reasonable prices and quality, and overall economic conditions. Sales comparisons are also subject to customer order patterns and business seasonality.


Critical Accounting Policies

We believe our critical accounting policies are as follows:
o        revenue recognition;
o        estimating sales, returns and allowances;
o        estimating allowance for doubtful accounts;
o        estimating write-downs of excess and obsolete inventories; and
o        asset impairments

A brief description of these policies is set forth below. For more information regarding our accounting policies, see Note 1 in the notes to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for bad debts, and inventory write-downs and asset impairments. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue recognition. We sell our products through two channels, direct sales to original equipment manufacturers and sales through third-party distributors. During 2001, sales to original equipment manufacturers accounted for approximately 61.2% of our total net sales, and sales to distributors accounted for 38.8% of total net sales. We apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." and Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." Revenues from product sales to OEMs are recognized upon transfer of title, which usually occurs upon delivery of our products to a customer or their designated shipping agent. At that time, we provide for estimated sales returns and other allowances related to those sales. Approximately 38.8% of our net sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors' inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets. See note 2 in the notes to consolidated financial statements.

Estimating sales returns and allowances. Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products when initially establishing and then evaluating quarterly the adequacy of the reserve for sales returns and allowances. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected.

Allowance for doubtful accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we analyze historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.



Estimating write-downs of excess and obsolete inventories. We identify excess and obsolete products and analyze historical net sales demand forecasts, current economic trends, inventory age and historical write-offs when evaluating the net realizable value of our inventories. Write-offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of revenues and operating results.

Asset Impairments. We apply the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of long-lived Assets." We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o        significant changes in the manner of our use of the acquired assets;

o        significant changes in the strategy for our overall business; and

o        significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value, the carrying value of the assets is reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of future undiscounted cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations. During 2001, we reported special charges of $42.7 million relating to write-offs of long-lived assets. If actual market conditions or net proceeds of assets to be sold are less favorable than our assumptions, we may be required to take further special charges for asset impairment, which could adversely impact our operating results.


Overview

We were founded in 1974 as a designer, developer and manufacturer of 8-bit microprocessors and we have evolved into a designer, manufacturer and marketer of semiconductor micro-logic devices for use in the communications and embedded control markets. Using proprietary technology, we provide devices that our customers design into their end products. Our devices enable data communications and telecommunications companies to process and transmit information and also enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products.

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol "ZLG." On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction we ceased having publicly traded equity. Since the merger was structured as a recapitalization with a continuing minority stockholder group, our financial statements still reflect our historical basis of accounting. After the merger, our strategy changed significantly. Our restructuring activities have included streamlining various production facilities and outsourcing our assembly and some of our wafer fabrication operations. In addition, we have recently discontinued development of our Cartezian family of 32-bit microprocessors and refocused on our core 8-bit and 16-bit product lines.

We sell our products through two channels, direct sales to original equipment manufacturers and sales through third-party distributors. During 2001, sales to original equipment manufacturers accounted for approximately 61.2% of our total net sales, and sales to distributors accounted for 38.8% of total net sales. During the same period, our total net sales were comprised of approximately 34.6% domestic sales and 65.4% international sales.

In 2000, in order to streamline our distribution channels, we terminated our existing relationships with our three largest distributors in North
America: Arrow Electronics, Future Electronics and Unique Technologies. During 2000, we engaged Pioneer-Standard Electronics as our sole exclusive full service distributor in North America.

Beginning in the second half of 2000, our customer order levels began to decline as a result of slowing general economic conditions and high customer inventory levels. Our 2001 net sales declined by 28% when compared to net sales in 2000. Under the leadership of our new Chief Executive Officer, Jim Thorburn, we have responded to this protracted market downturn with several restructuring actions. These actions are aimed at refocusing our organization on our core 8-bit micro-logic products and cost reduction actions designed to save approximately $50.0 million of cash expenditures annually, (compared to the first quarter of 2001 cash expenditure levels). Part of our cost reduction actions involves plans to restructure our long-term debt, which will by itself save about $26.6 million in interest payments annually. Some of the significant actions to date include:

o Streamlining of executive management, including the termination of 9 senior executives and the appointment of Jim Thorburn as Chairman and Chief Executive Officer;

o    Reduction of our global headcount by approximately 35% since December
     31, 2000;

o Closure of our eight-inch wafer manufacturing facility and wafer probe operations in Nampa, Idaho;

o Successful migration of production processes to our five-inch wafer fabrication facility, outside foundries and our Philippine wafer probe and test facility;

o Termination of our third-party sales representative commission program;

o Relocation of our headquarters from a 108,000 square foot facility in Campbell, CA, to a 41,000 square foot facility in San Jose, CA ;

o    Termination of investment relationship with Qualcore Group, Inc.;

o Termination of our development of the Cartezian family of 32-bit microprocessors and closure of our Austin, TX design center; and

o Receipt of unanimous support from voting senior note holders for our plan to recapitalize ZiLOG by exchanging $280 million in secured debt, plus accrued interest, for equity.


Financial Restructuring and Reorganization

We filed a pre-packaged Chapter 11 plan of reorganization with the bankruptcy court of the Northern District of California on February 28, 2002 and the bankruptcy court has set a hearing for the confirmation of the plan for April 30, 2002. After we receive such confirmation, we expect to exit from bankruptcy by the middle of May, 2002 or as soon as practicable thereafter.

We will continue to operate our business in Chapter 11 in the ordinary course and have obtained the necessary relief from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of our employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of our senior secured notes, are not impaired under the plan.

Under the plan of reorganization, our $280M senior notes will be cancelled. Each holder will receive, in exchange for its senior notes, its pro rata share of:

o 100% of our newly issued common stock, except for 14%, which will be issued or reserved for issuance to our employees, consultants, and directors under a management incentive plan.

o 100% of the newly issued series A preferred stock issued by our currently wholly owned subsidiary, MOD III. Holders of MOD III series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III series A preferred stock from the net proceeds of the sale of our MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which we will transfer to MOD III when the plan becomes effective and from certain operating lease proceeds. Dividends will accrue on the MOD III series A preferred stock at 9 1/2% per annum.

o 50% of MOD III's newly issued series B preferred stock. We will retain the remaining 50% of the new MOD III series B preferred stock. Holders of the new MOD III series B preferred stock will be entitled to receive the net sale proceeds from any sale of Mod III's assets in excess of $30 million plus accrued but unpaid dividends on the new MOD III series A preferred stock.



o The plan of reorganization provides for the cancellation of our currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to our outstanding preferred and common shares will be extinguished. Each holder of common stock will, however, receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The plan of reorganization also provides for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. Upon the plan of reorganization's effectiveness, we will, among other things, revise our charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.

Historical background to the plan of reorganization

We issued the senior secured notes in connection with our going-private transaction in 1998. Since then, our business and financial growth have been negatively affected by the extremely difficult business climate in which we have been operating.

In March 2001, we retained Lazard Freres & Co., LLC as financial advisor to assist us in exploring a number of strategic alternatives. Also in March of 2001, Lazard began the process of soliciting bids for the sale of all or parts of our business. While we received a number of proposals, each of these contained significant financing or due diligence contingencies. After consultation with our financial advisor, we determined that these contingencies could seriously jeopardize the likelihood that a strategic transaction could be consummated.

In July 2001, holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes formed an informal group to discuss and negotiate the terms of a possible restructuring with us. All members of this group executed confidentiality agreements and on July 13, 2001, members of our management met with these holders and their counsel to discuss a possible restructuring.

Discussions continued over the course of the summer and fall of 2001. During the course of these discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 27, 2001, we reached a non-binding agreement regarding the terms of the plan with this informal group of our noteholders.

On January 28, 2002, we commenced solicitation of acceptances of the plan of reorganization from the holders of our senior notes and preferred stock. We did not solicit votes from holders of our old common stock. In connection with this solicitation, we entered into lock-up agreements with members of the noteholders' group. Under the lock-up agreements, the members of the noteholders' group agreed, among other things and subject to certain conditions, to vote to accept the plan of reorganization.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of our senior notes accepted the plan of reorganization. None of the holders rejected the plan. All of the holders of preferred stock who voted also accepted the plan of reorganization.

We believe that the restructuring will substantially reduce uncertainty with respect to our future and better position us to develop new products and maintain and expand our customer base by focusing on our core business. ZiLOG is a pioneer in the semiconductor industry and we have a well-recognized brand. We believe that the elimination of our senior secured notes will allow us to devote more resources towards developing and expanding our core business. There can be no assurance that we will be successful in consummating the plan of reorganization, however we believe that completion of the plan will provide a stronger financial base upon which we can focus and execute to develop a successful business. Our financial statements do not include any adjustments that reflect the restructuring or other events contemplated by the plan.


Upon emergence from Chapter 11 proceedings, we will adopt fresh start reporting pursuant to the provisions of the American Institute of Certified Public Accountant's Statement of Position 90-7. Under statement 90-7, on the consummation date our assets and liabilities will be restated to reflect their fair values, the accumulated deficit will be eliminated, and our debt and capital structure will be recast pursuant to the provisions of the prepackaged plan.


Years Ended December 31, 2001 and 2000

Net Sales. Our net sales of $172.3 million in 2001 declined 28% from net sales of $239.2 million in 2000. The decrease was attributable primarily to lower unit shipments of embedded control products. Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000, which continued throughout 2001 and has adversely affected net sales for most of our product lines. We believe that this overall decline in demand for our products is reflective of general economic trends, particularly in the high technology sector, and may continue for several quarters. Net sales from our communications segment declined 15.1% to $77.2 million in 2001 compared to 2000, which was primarily the result of lower unit shipments of serial communications, wireless connectivity and DSL products, offset partially by higher unit sales of Modem products. In 2001, net sales from our embedded control segment decreased 34.4% to $93.1 million as a result of decreased unit shipments of every product line in the segment. During 1999 we began to de-emphasize our peripherals product line and in 2000, we announced the discontinuation of our military business line. Accordingly, during 2001, net sales of our peripheral products were $4.9 million compared to $15.4 million in 2000 and we had no military product sales in 2001, compared to $10.7 million in 2000. We expect continuation of the trend of declining net sales of PC peripheral products.

Net sales of our products in the Americas in 2001 decreased 29.8% to $87.0 million. Net sales of our products in Asia, including Japan, in 2001 decreased 28.6% to $64.6 million, and net sales of our products in Europe declined by 16.2% to $20.7 million in 2001.

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales declined to 24.5% in 2001 from 36.6% in 2000. This decline in gross margin was primarily brought on by a substantial reduction in sales volume that translated into significant factory under-utilization and resulted in under-absorbed factory overhead and unfavorable manufacturing variances during 2001. As a consequence of our surplus wafer fabrication capacity, we announced during July of 2001 that our wafer manufacturing plants would be consolidated. In January 2002 we closed our eight-inch Mod III wafer fabrication facility and we expect to realize significant operating cost savings beginning in 2002 as a result of the Mod III closure. These savings will be partially offset by higher spending in our five-inch manufacturing facility and from purchases of manufactured wafers from outside foundries. During December 2000, we wrote-down the book value of our five-inch wafer fabrication facility, which was being held for sale until June of 2001 (see Special Charges below). After actively pursuing the sale of our five-inch wafer fabrication facility to several potential buyers, we were unable to consummate a sale and the fabrication facility was placed back into productive asset status in July 2001. During 2001, depreciation expense was reduced by approximately $2.8 million as a result of the fiscal 2000 write-down in book value of the five-inch wafer fabrication facility assets and due to holding of these assets for sale during the first half of 2001.

Research and Development Expenses. Research and development expenses decreased to $28.7 million in 2001 from $36.9 million in 2000. The 2001 decrease in research and development spending was due principally to lower headcount and reduced spending in our central process technology organization, elimination of goodwill amortization in connection with the write-off of our investment in the assets of Seattle Silicon Corporation, and an overall reduction in the number of product development projects. During 2002, we expect further reductions in research and development spending as a consequence of the write-off of goodwill acquired from Calibre, Inc. in the fourth quarter of 2001 and due to the closure of our Austin, Texas design center in the first quarter of 2002.





Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $46.1 million in 2001 from $54.5 million in 2000, but increased as a percentage of net sales to 26.8% in 2001 from 22.8% in 2000. The decrease in our selling, general and administrative spending in 2001 was due primarily to lower payroll-related costs as a result of lower headcount, elimination of outside sales representative commissions and reduced incentive compensation and commissions. Also during 2000 we incurred a $1.1 million charge for expenses relating to our planned initial public offering of common stock, which costs did not recur in 2001.

Special Charges. Special charges, charged to expense, for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):


                                                         2001          2000           1999
                                                     ------------   ------------   ------------
Asset Impairments:
   Impairment of MOD III assets..................... $  30,417      $   --         $   --
   Other impaired and dispositioned assets..........     6,501           9,274          3,677
Restructuring of operations:
   Employee retention bonuses, severance pay and
     termination benefits...........................     8,537           6,470         --
   Termination and exit charges.....................     3,225             200         --
   Other............................................     1,399          --             --
Debt restructuring:
   Professional Fees................................     4,250          --             --
   Purchased in-process research and development....       --            1,545          1,009
                                                     ------------   ------------   ------------
                                                     $  54,329      $   17,489     $    4,686
                                                     ============   ============   ============



The following table details special charges accrual activity and ending accrual balances for the years ended December 31, 2001 and December 31, 2000 (in thousands):



                                    Severance      Termination,
                                       and         Cancellation
                                   Termination      and Exit          Debt
                                     Benefits        Charges      Restructuting       Other           Total
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1999......$     --        $     --        $    --         $    --         $     --
Total charge to special charges...      6,470              200         --              --               6,670
Cash paid.........................     (1,218)            (100)        --              --              (1,318)
Deferred stock compensation.......     (1,989)          --             --              --              (1,989)
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2000......      3,263              100         --              --               3,363

Total charge to special charges...      8,537            3,225         4,250           1,399           17,411
Cash paid.........................     (6,187)            (550)       (3,192)         (1,181)         (11,110)
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2001......$     5,613     $     2,775     $    1,058      $      218      $     9,664
                                  =============   =============   =============   =============   =============


During the fourth quarter of 2001, we recorded a fixed asset impairment charge of $30.4 million to adjust to the carrying value of the Mod III eight-inch wafer fabrication facility in Nampa, Idaho to its estimated fair value of $30.0 million. Mod III completed its final manufacturing in January 2002. The property, plant and equipment of Mod III were idled in January 2002, and are now being held for sale.


During the fourth quarter of 2001, we reached a settlement agreement with our equity investment partner, Qualcore Group, Inc. in which we paid Qualcore a termination charge of $450,000, and returned all the shares representing our 20% equity ownership in Qualcore. In return, Qualcore cancelled its right to "put" approximately 11% of Qualcore's common stock to us for an aggregate cost of $5.2 million. All future design services from Qualcore, if any, will be purchased under standard pay-for-performance-and-delivery contracts.

During the fourth quarter of 2001, we also recorded an impairment charge of $2.1 million for the entire remaining book value of goodwill associated with our acquisition of Calibre, Inc. The Calibre goodwill was deemed to be impaired because our expected revenues from the acquired business have not been realized.

In November 2001, we negotiated an agreement with the owner of our Campbell, California headquarters facility to terminate its lease. We agreed to pay termination charges of $2.7 million in cash and transfer title to certain assets and leasehold improvements in return for cancellation of approximately $10.0 million in future lease commitments on our 108,000 square foot headquarters facility. We recorded $1.5 million of special charges to write-off the net book value of disposed assets in connection with the lease cancellation. During the year ended December 31, 2001, we accrued $2.8 million of termination charges.

During the third and fourth quarters of 2001, we charged to expense approximately $4.5 million for employee retention bonuses, severance, and termination benefits for the announced reduction in force due to our plans to close its eight-inch wafer fabrication facility in Nampa, Idaho. This action is expected to affect approximately 200 employees. At December 31, 2001, approximately $4.2 million was reserved for these payments, which are expected to be paid primarily in the first quarter of 2002.

Also during the third and fourth quarters of 2001, a charge of $1.0 million was incurred for manufacturing consolidation costs, including new mask sets to support our wafer fabrication consolidation efforts, and relocation costs relating to moving our wafer probe operation to its facilities in the Philippines. Approximately $0.2 million was reserved for payment in connection with the manufacturing consolidation charges.

We charged $3.5 million to expense for professional fees related to our debt restructuring efforts that accrued during the third and fourth quarter of 2001. At December 31, 2001, approximately $1.1 million was accrued for payment in connection with these professional fees.

During the second quarter of 2001, we incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses, fixed-asset related write-offs of $2.9 million, including planning software and surplus test equipment; manufacturing consolidation charges of $0.4, and $0.8 million relating to consultants who are assisting with the Company's restructuring plans. In connection with this restructuring, we eliminated approximately 200 positions worldwide, including 4 senior vice presidents, with continuation payments through the length of such senior vice presidents' employment agreements. As of December 31, 2001, approximately $0.4 million was reserved for future payments in connection with these restructurings.

Details of special charges for the years ended December 31, 2000 and 1999 are described below.

Interest Expense. Interest expense increased to $33.7 million in 2001 from $29.1 million in 2000. Interest expense in both years relates primarily to our senior notes issued in conjunction with our recapitalization merger in February 1998. The increase in our interest expense in 2001 compared to 2000 relates primarily to interest on borrowings under our revolving credit facility and a $4.2 million dollar write off of all remaining unamortized net debt issuance cost in the fourth quarter of 2001, as a result of the default on our senior notes.

Income Taxes. Our provision for income taxes in both 2001 and 2000 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes. Based on available evidence, including our cumulative losses to date, we have provided a full valuation allowance of $79.1 million against our net deferred tax assets.


Equity in Loss of Qualcore Group, Inc. In March 2000, we acquired a 20% equity stake in Qualcore Group, Inc. for approximately $8.1 million. We accounted for this investment under the equity method. During the fourth quarter of 2001, we terminated our agreement with Qualcore. As a result of this transaction, we recorded a $5.8 million special charge to write off the book value of our equity investment in Qualcore. The loss in equity of Qualcore Group, Inc. also includes the amortization of goodwill associated with our equity investment.


Years Ended December 31, 2000 and 1999

Net Sales. Our net sales of $239.2 million in 2000 declined 2.4% from net sales of $245.1 million in 1999. The decrease was attributable primarily to lower unit shipments of embedded control products Overall, we experienced a significant decline in bookings and net sales during the fourth quarter of 2000 which affected net sales for most of our product lines. Net sales from our communications segment grew 7.4% to $90.9 million in 2000 compared to 1999, which was primarily the result of higher unit shipments of serial communications, wireless connectivity and modem products.
In 2000, net sales from our embedded control segment decreased 11.5% to $142.0 million as a result of decreased unit shipments of PC peripheral, TV and ROM-based microcontroller products. These sales declines were partially offset by higher unit shipments of military and infrared remote devices. During 2000, net sales of our peripheral products were $15.4 million compared to $28.2 million in 1999. During 2000, net sales of military products totaled $10.7 million and we expect no further sales of these products.

Net sales of our products in the Americas in 2000 increased 21.1% to $137.2 million from $113.3 million in 1999. Net sales of our products in Asia, including Japan, in 2000 decreased 24.0% to $80.4 million, and net sales of our products in Europe remained flat at $26.1 million in 2000.

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales improved to 36.6% in 2000 from 35.2% in 1999. This improvement was primarily a result of reduced depreciation expense in our eight-inch wafer fabrication facility and increased sales of higher-margin communications and military products, offset partially by higher unfavorable manufacturing variances in the second half of 2000 due to a reduction in wafer fabrication facility utilization. Effective July 5, 1999, we changed the estimated useful lives of some of our machinery and equipment located in our eight-inch wafer fabrication facility in Idaho from five to seven years. This change in accounting estimate reduced depreciation expense by $9.1 million during 1999, and by $14.3 million in 2000 compared to the amount we would have recorded under our previous useful life estimates. Had the change in accounting estimate been in effect for the full year in 1999, it would have resulted in an approximately $18.2 million reduction in depreciation expense compared to the amount that would have been recorded under the previous useful life estimates. During December 2000, we recorded an impairment of our five-inch wafer fabrication facility.

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

Approximately $1.5 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Calibre, Inc. in July 2000. In December 2000 we implemented a restructuring action that resulted in termination of 86 employees worldwide, including five members of our senior management. This action resulted in severance and benefits expenses of $5.5 million, including $2.0 million of non-cash stock charges. The $3.5 million cash portion of these severance benefits was scheduled to be paid as follows: $0.5 million in 2000; $2.3 million in 2001; and $0.7 million in 2002. During the fourth quarter of 2000 we also recorded a charge of $0.1 million for contractual liabilities and $9.2 million for write-down of long-lived assets, including $2.3 million for intangible assets acquired from Seattle Silicon and $6.9 million for assets held for sale in our five-inch wafer manufacturing facility in Idaho. In December 2000, management approved a plan for the sale of our five-inch wafer fabrication facility in Nampa, Idaho. The decision to sell this facility was based on our desire to reduce fixed manufacturing overhead costs by transferring most production into its newer eight-inch wafer fabrication facility that was significantly under-utilized. Property, plant, and equipment, with a book value of $9.9 million, were written down by $6.9 million to an estimated realizable value of $3.0 million at December 31, 2000. The Company reclassified these assets and the remaining carrying value of $3.0 million to other current assets during the first half of 2001. The Company engaged in discussions with several prospective buyers of the five-inch wafer fabrication facility, but we were unable to consummate a sale of these assets at an acceptable price. In July 2001, we abandoned our plan to sell the five-inch wafer fabrication facility. In accordance with SFAS No. 144, the $3.0 million of remaining carrying value of the five-inch facility was reclassified back into property, plant and equipment.

During 1999, we recorded special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development expense related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999. We also recognized a $3.7 million charge in 1999 for the write-down to estimated net realizable value of surplus test equipment.

Interest Expense. Interest expense increased to $29.1 million in 1999 from $29.0 million in 1999. Interest expense in both years relates primarily to our senior notes issued in conjunction with our recapitalization merger in February 1998.

Income Taxes. Our provision for income taxes in both 2000 and 1999 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes. Based on available evidence, including our cumulative losses, we provided a full valuation allowance against our net deferred tax assets at December 31, 2000 and 1999.

Equity in Loss of Qualcore Group, Inc. In March 2000, we acquired a 20% equity stake in Qualcore Group, Inc. for approximately $8.1 million. We accounted for this investment under the equity method. The loss in equity of Qualcore Group, Inc. primarily represents amortization of goodwill associated with our equity investment.


Liquidity and Capital Resources

We incurred substantial indebtedness in connection with our recapitalization merger. We currently have $280.0 million in aggregate principal amount of senior notes outstanding, plus approximately $27.0 million of accrued interest, which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. Interest on the senior notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively. We did not make the scheduled semi-annual interest payments of $13.3 million on the notes for either the September 2001 or the March 2002 payment dates. Consequently, we are currently in default on these notes and the noteholders can request payment for the entire amount at any time. We currently do not have sufficient cash to pay the entire amount that would be due if the noteholders demanded payment of the principal and/or interest due on the notes. Accordingly, if the noteholders exercise this right or if they were to foreclose on our collateral assets, we may not be able to continue as a going concern. As noted previously, we have concluded that the best vehicle to achieve a restructuring of its senior secured indebtedness was through consummation of a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code.

Our primary cash needs over the past three years have been for debt restructuring expenditures, restructuring of operations, working capital, interest on our senior notes, payments to our former chief executive and capital expenditures. We have met these needs with our operating cash flow, cash on hand and available credit lines. As of December 31, 2001, we had cash and cash equivalents of approximately $30.7 million. Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (5.7% at December 31, 2001) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (5.8% at December 31, 2001) or LIBOR plus 3.0% (6.7% at December 31, 2001) for the capital expenditure line. As of December 31, 2001 borrowings under the revolving credit facility totaled $12.8 million and there were no borrowings under the capital expenditure line. As of February 24, 2002 borrowings under the revolving credit facility totaled $11.5 million, including $1.2 million representing standby letters of credit. There was no additional borrowing capacity under either facility and this loan is currently in default and could be called by the lender.

We have a commitment letter in place from our current lender to replace of current credit facility with a three-year $15.0 million senior secured revolving credit facility upon emergence from our Chapter 11 bankruptcy. The new facility will be on substantially similar terms as the existing facility, except that borrowings will bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. The capital expenditure line will be cancelled.

During the year ended December 31, 2001, our operating activities used net cash of $18.8 million, which was primarily attributable to our overall net loss of $128 million adjusted for the following non-cash items: $37.9 million of depreciation and amortization; $36.9 million of write-offs of long-lived assets; $1.9 million stock option compensation,, and $7.2 million equity in loss of Qualcore Group, Inc., which includes a write-off of equity assets of $5.8 million. Reductions in inventories, accounts receivable and prepaid and other assets totaled $35.4 million and contributed to 2001 operating cash flow, as did a $13.6 million increase in accrued interest expense. Decreases in accounts payable, accrued compensation and employee benefits and other accrued and non-current liabilities used a total of $24.5 million of operating cash during 2001.

During the year ended December 31, 2000, our operating activities provided net cash of $8.5 million, which was primarily attributable to our overall net loss of $58.2 million adjusted for the following non-cash items: $42.0 million of depreciation and amortization; $9.3 million write-down of long-lived assets; $8.5 million cumulative change in accounting principle; $2.6 million stock option compensation; $1.5 million of purchased in-process research and development expense, and $0.9 million equity in loss of Qualcore Group, Inc. During 1999, our operating activities generated net cash of $24.4 million which was primarily attributable to an increase in accounts payable, accrued compensation and employee benefits and other accrued and non-current liabilities of $23.3 million and adjusted by non-cash items including depreciation and amortization of $52.4 million, a write-down of assets held for disposal of $3.7 million and a charge for purchased in-process research and development of $1.0 million. These items were offset by a net loss of $37.9 million and an increase in inventories, accounts receivable and other assets totaling $18.3 million.

During the year ended December 31, 2001, our investing activities used cash of $4.1 million consisting entirely of capital expenditures. During the year ended December 31, 2000, our investing activities used cash of $30.3 million consisting of $21.9 million of capital expenditures and $8.1 million, including expenses, for the acquisition of a 20% equity investment in Qualcore with an option to purchase the remaining 80% interest. During 2000, our capital expenditures primarily related to enhancements to our 0. 35-micron wafer manufacturing capability. We used $14.2 million in cash for investing activities in 1999. We invested $8.3 million in capital expenditures primarily for new test equipment, product development tools and computer system upgrades and $5.9 million for the acquisition of the net assets of Seattle Silicon.

During the year ended December 31, 2001, cash provided from financing activities totaled $12.9 million and represented $12.8 million of borrowings on our revolving credit facility and $0.1 million of proceeds received from issuance of common stock pursuant to stock option exercises. During the year ended December 31, 2000, cash provided from financing activities totaled $1.8 million and related primarily to $2.7 million of proceeds received from issuance of common stock pursuant to stock sales and stock option exercises, which were offset by principal payments under capital leases of $0.9 million. Cash used by financing activities of $0.2 million in 1999 was from principal payments under capital leases offset by exercises of stock options.

Our cash needs include debt-restructuring expenditures, restructuring of operations, working capital, and capital expenditures. As of March 29, 2002, we had commitments of approximately $0.4 million for capital expenditures. The 2002 business climate is expected to continue to be extremely difficult. Upon emergence from Chapter 11, we presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs for the next 12 months. Whether we are able to do so will depend primarily on our results from operations during 2002 and on the success of our debt restructuring plan and our other initiatives. If we are not able to do so, we may be unable to continue as a going concern unless we can obtain additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets.


Effects of Inflation and Changing Prices

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2001, 2000, and 1999.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We will adopt SFAS 142 for the first fiscal quarter of 2002, and the adoption will not have any effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are in the process of assessing the effect of adopting SFAS 143.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of long-lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. ZiLOG adopted the provisions of SFAS 144 in 2001 and it had no effect on our financial condition or results of operations.
..

Factors That May Affect Future Results

Risks Related to Our Business and Industry

If our plan of reorganization does not become effective, our cash flow will not be sufficient to satisfy all of our cash needs for the remainder of 2002.



Our cash needs include future requirements for working capital, capital expenditures, and other projected expenditures, related to our announced restructuring and wafer fabrication facility consolidation plans and payment of our indebtedness. In the event that we do not successfully emerge from Chapter 11 as contemplated under our plan of reorganization we could be required to repay the total outstanding balances due under our senior notes and our credit facility. We do not have sufficient cash to make these payments. If we are unable to restructure these obligations, our creditors could liquidate our assets to satisfy their debt.


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


Our quarterly operating results are likely to fluctuate and may fail to meet expectations, which may cause the price of our securities to decline.

Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. Our future operating results will depend on a variety of factors and they may fail to meet expectations. Any failure to meet expectations could cause the price of our securities to fluctuate or decline significantly. In addition, high proportions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

         o our ability to introduce and sell new products and technologies on a timely basis;

         o    changes in the prices of our products;

         o    technological change and product obsolescence;

         o changes in product mix or fluctuations in manufacturing yields;

         o    variability of our customers' product life cycles;

         o the level of orders that we receive and can ship in a quarter, customer order patterns and seasonality;

         o    increases in the cost of raw materials; and

         o    gain or loss of significant customers.

In addition to causing fluctuations in the price of our securities, any significant declines in our operating performance could harm our ability to meet our debt service and other obligations.


We are currently experiencing a downturn in the business cycle and our revenues, cash generation and profitability are being adversely affected.


The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and continues today. The terrorist acts of September 2001 in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, have exacerbated the downturn and created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on technology, which could also negatively affect our quarterly results or financial condition in the future. We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered. We are uncertain how long this decline will last. In 1997 and 1998, we experienced similar significant declines in customer demand for our products. In response to these reductions in demand, other semiconductor manufacturers and we reduced prices to avoid a significant decline in capacity utilization. We are currently experiencing significant declines in our capacity utilization in our manufacturing facilities and we have reduced selling prices on certain products. We may be required to further reduce selling prices given the fixed costs associated with such manufacturing capacity, this decline has had and will continue to have a negative impact on our financial condition. In addition, we are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.



We have a history of losses, we expect future losses and we may not achieve or maintain profitability in the future.

We have a history of net losses, we expect future net losses and we do not expect to achieve profitability in the near future. We incurred net losses of $128.0 million in 2001, $58.2 million in 2000, and $37.9 million in 1999. As of December 31, 2001, we had an accumulated deficit of approximately $312.1 million.


We have implemented and are considering additional implementing significant cost cutting measures, but these cost-cutting measures may not result in increased efficiency or future profitability.

Similar to other semiconductor companies, we have implemented and may consider implementing additional significant cost cutting measures that may include:

         o consolidation of our wafer fabrication facilities, outsourcing significant manufacturing transfer of our probe operations to the Philippines;

         o    refocusing of business priorities;

         o reallocation of personnel and responsibilities to better utilize human resources;

         o    reductions in workforce; and

         o    temporary office and facility shutdowns.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy. We may be unable to implement our business strategy and, even if we do implement our strategy successfully, our results of operations may fail to improve.

In addition, although the semiconductor micro-logic market has grown in prior years, it is currently in a significant downturn. Our revenues and future profitability could be harmed seriously. It is uncertain for how long this slowdown will last.


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

Our ability to introduce new products successfully depends on several factors, including:

         o    proper new product selection;

         o    timely completion and introduction of new product designs;

         o complexity of the new products to be designed and manufactured;

         o development of support tools and collateral literature that make complex products easy for engineers to understand and use; and

         o market acceptance of our products and our customers' products.

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

We announced our newest product, the eZ80 Webserver family of products, in September 1999. We have delivered samples of our first eZ80 product to some of our customers and have released the first eZ80 product to production. These new products may not perform as anticipated and there may be unforeseen redesigns or delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. While we do expect to receive revenues from these products in 2002, it is not clear how significant those revenues will be. Future revenues may also be insufficient to recover the costs associated with their development.

Products as complicated as the eZ80 Webserver frequently contain errors and defects when first introduced or as new versions are released. Delivery of products with such errors or defects, or reliability, quality or compatibility problems, could require significant expenditures of capital and other resources and significantly delay or hinder market acceptance of these products. Any such capital expenditures or delays could harm our operating results materially, damage our reputation and affect our ability to retain our existing customers and to attract new customers.


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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future communications products compete with, or are expected to compete with, products offered by Advanced Micro Devices, ARM, Atmel, Conexant, Intel, Lucent Technologies, Maxim, MIPS Technologies, Mitel, Motorola, NEC, NetSilicon, Philips, PMC-Sierra, Sharp, Texas Instruments and Toshiba. Our current and future embedded control products compete with, or are expected to compete with, products offered by Atmel, Hitachi, Intel, Microchip, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, ST Microelectronics and Toshiba. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

         o our ability to design and manufacture new products that implement new technologies;

         o our ability to protect our products by effectively utilizing intellectual property laws;

         o    our product quality, reliability, ease of use and price;

         o the diversity of product line and our efficiency of production;

         o the pace at which customers incorporate our devices into their products; and

         o the success of our competitors' products and general economic conditions.

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

For example, we may experience problems that make it difficult to manufacture the quantities of our products that we anticipate producing in our .65 micron wafer fabrication processes. These difficulties may include:

         o equipment being delivered later than or not performing as expected;

         o    process technology changes not operating as expected;

         o complications in moving production from our eight-inch wafer fabrication facility to our five-inch wafer fabrication facility or to outside foundries in connection with our announced wafer fabrication facility consolidation plans; and

         o    engineers not operating equipment as expected.

If we are unable to obtain adequate production capacity, our business could be harmed.

We intend to rely on independent third-party foundry manufacturers to fabricate an increasing percentage of our products. Industry-wide shortages in foundry capacity could harm our financial results. Should we be unable to obtain the requisite foundry capacity to manufacture our complex new products, or should we have to pay high prices to foundries in periods of tight capacity, our ability to increase our revenues might be impaired. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

Other significant risks associated with relying on these third-party manufacturers include:

         o reduced control over the cost of our products, delivery schedules and product quality;

         o the warranties on wafers or products supplied to us are limited;

         o increased exposure to potential misappropriation of our intellectual property; and

         o the cost and consumption of time associated with switching foundries.


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

Approximately 65% of our net sales in 2001 were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations and rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Malaysia and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

         o    economic and political instability;

         o changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

         o    transportation delays;

         o    power supply shortages and shutdowns;

         o difficulties in staffing and managing foreign operations and other labor problems;

         o    existence of language barriers and cultural distinctions;

         o    taxation of our earnings and the earnings of our personnel;
              and

         o other uncertainties relating to the administration of or changes in, or new interpretation of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our revenues primarily because we depend on third-party distributors to market and sell our products. These third-party distributors accounted for approximately 40% of our sales in 1999, 40% of our sales in 2000 and 39% of our sales in 2001. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers accounted for approximately 48% of our net sales in 1999, approximately 49% of our net sales in 2000 and 55% of our net sales in 2001. Arrow Electronics alone accounted for approximately 13% of our net sales in 1999 and Pioneer-Standard accounted for approximately 12% of our net sales in 2000 and approximately 13% of our net sales in 2001. Particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

As a result of technological changes, from time to time our customers design our product out of some devices. Any resulting decreased sales could reduce our profitability. For example, we have learned that a number of our customers have changed the designs of computer mouse pointing devices that they manufacture, and that as a result, these devices will no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. As a result of these design changes, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000 and to approximately $4.9 million in 2001. These reduced sales have and may continue to harm our operating results materially.


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

The measures we take to protect our intellectual property rights may be inadequate to protect our proprietary technologies and processes from misappropriation, and these measures may not prevent independent third party development of competitive products. We may not be able to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Despite our efforts to protect our proprietary rights in both the United States and in foreign countries, existing intellectual property laws in the United States provide only limited protection and, in some cases, the laws of foreign countries provide even less protection.

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

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. Third parties may assert claims or initiate litigation against us, our licensors, our foundries, our service providers, or our customers with respect to existing or future products. Any intellectual property litigation initiated against us could subject us to significant liability for damages and attorneys' fees, invalidation of our proprietary rights, injunctions or other court orders that could prevent us from using specific technologies or engaging in specific business activities.

These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

         o    pay substantial damages;

         o cease using key aspects of our technologies or processes that incorporate the challenged intellectual property;

         o cease the manufacture, use, sale, offer for sale and importation of infringing products;

         o    alter our designs around a third party's patent;

         o obtain licenses to use the technology that is the subject of the litigation from a third party;

         o expend significant resources to develop or obtain non-infringing technology;

         o create new brands for our services and establish recognition of these new brands; or

         o make significant changes to the structure and the operation of our business.

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

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. Even though we have not heard anything about any of these for at least eight months, and while we believe that we are unlikely to have liability in any of these situations, no assurance can be given in this regard. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

We are defending one lawsuit, in the ordinary course of business. We may lose this suit and we may be subject to a material judgment against us.


We may engage in acquisitions that harm our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To grow our business and maintain our competitive position, we have made acquisitions in the past and may acquire other businesses in the future. In the past, for example, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation in April 1999 for approximately $6.1 million. In July 2000, we acquired Calibre in exchange for 741,880 shares of our common stock, including shares of our common stock issuable upon the exercise of vested options, plus additional shares issuable pursuant to an earn-out provision.

Acquisitions involve a number of risks that could harm our business and result in the acquired business not performing as expected, including:

         o insufficient experience with technologies and markets in which the acquired business is involved that may be necessary to successfully operate and integrate the business;

         o ineffective communication and cooperation in product development and marketing among senior executives and key technical personnel;

         o problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

         o diversion of management time and attention from our core business and to the acquired business;

         o potential failure to retain key technical, management, sales and other personnel of the acquired business; and

         o difficulties in retaining relationships with suppliers and customers of the acquired business.

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

At December 31, 2001, we had $280.0 million of consolidated long-term indebtedness and a stockholders' deficiency of $274.1 million.

If we are unable to successfully restructure our senior notes, the high degree to which we are leveraged may have important consequences to our business, including:

         o    we may not be able to continue as a going concern;

         o our ability to obtain additional financing for working capital, capital expenditures, product development, possible future acquisitions or other purposes may be impaired or any such financing may not be available;

         o a substantial portion or all of any cash flow available from operations after satisfying liabilities that arise in the ordinary course of business will be dedicated to the payment of debt service obligations;

         o high leverage may place us at a competitive disadvantage, limit our flexibility in reacting to changes in our operating environment and make us more vulnerable to a downturn in our business or the economy generally.

         o we will be required to generate substantial operating cash flow to pay interest and other obligations.

The 2002 business climate is expected to be extremely difficult. We presently expect that anticipated cash flows from operations and available cash, coupled with some operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs. Whether we are able to do so will depend primarily on our results from operations during 2002 and on the success of our other initiatives. If we are not able to do so, we may require additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets.


The agreements governing our indebtedness may limit our ability to finance future operations or capital needs or engage in business activities that may be in our interest.

The terms of our indebtedness contain, and the terms of our post-confirmation credit facility are expected to contain restrictive covenants that may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting our ability to:

         o    dispose of assets;

         o    incur additional indebtedness;

         o    prepay other indebtedness or amend some debt instruments;

         o    pay dividends or repurchase our stock;

         o    create liens on assets;

         o    enter into sale and leaseback transactions;

         o    make investments, loans or advances;

         o    make acquisitions or engage in mergers or consolidations;

         o    change the business conducted by us or our subsidiaries;

         o make capital expenditures or engage in specific transactions with affiliates; and

         o    otherwise restrict other corporate activities.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our short-term investment portfolio and short-term debt obligations. We do not use derivative financial investments in its investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high quality credit issuances and limiting the amount of credit exposure to any one company. We mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. We have no cash flow exposure due to rate changes for its cash equivalents or the fixed-rate debt as these instruments have fixed interest rates. The variable rate debt is an obligation established with a commercial lender, and we have cash flow exposure due to rate changes. See Note 6 of Notes to Consolidated Financial Statements for a discussion on the interest rates.




The table below presents principal amounts and related average interest rates by year of maturity for our cash equivalents and debt obligation (in thousands):



                                                                   Fair
                                        2002          Total        Value
                                      ---------     --------     ---------
Cash Equivalents:
Fixed rate.........................  $   29,239    $  29,239    $  29,239
Average interest rate..............       1.76%        1.76%        --

Short-term Debt:
Variable-rate debt.................  $   12,800    $  12,800    $  12,800
Interest rate......................       4.75%        4.75%        --

Fixed-rate debt....................  $  280,000    $  280,000   $  78,400
Stated interest rate...............      9.50%         9.50%        --


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following financial statements and supplementary data are provided herein:

         Report of KPMG LLP, Independent Auditors...................................................pg. 38

         Report of Ernst & Young LLP, Independent Auditors..........................................pg. 40

         Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............................pg. 41

         Consolidated Statements of Operations for the Years Ended December 31, 2001,
                  2000 and 1999.....................................................................pg. 42

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
                  2000 and 1999.....................................................................pg. 43

         Consolidated Statements of Stockholders' Deficiency for the Years Ended
                  December 31, 2001, 2000, and 1999.................................................pg. 44

         Notes to Consolidated Financial Statements.................................................pg. 45



REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors
ZiLOG, Inc.:

We have audited the accompanying consolidated balance sheet of ZiLOG, Inc. and subsidiaries, (the Company), as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on February 28, 2002. Although the Company is currently operating their business as debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their business as a going concern is contingent upon, among other things, the Company's ability to gain confirmation of their plan of reorganization by the Bankruptcy Court and ultimately to achieve profitable operations and positive cash flow. The accompanying consolidated financial statements to not include any adjustments that might result from the outcome of these uncertainties.

                                                           /s/ KPMG LLP

Mountain View, California
March 29, 2002




REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZiLOG, Inc.

We have audited the accompanying consolidated balance sheet of ZiLOG, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. Our audits also included the financial statement schedule for the years ended December 31, 2000 and 1999 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZiLOG, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its accounting method for recognizing revenue on shipments to its distributors.



                                                   /s/ Ernst & Young LLP

San Jose, California
January 26, 2001




                        CONSOLIDATED BALANCE SHEETS
            (in thousands, except shares and per share amounts)



                                                              December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------   ---------

                        ASSETS
Current assets:
   Cash and cash equivalents.........................    $  30,707   $  40,726
   Accounts receivable, less allowance for doubtful
    accounts of $678 in 2001 and $879 in 2000........       16,664      29,378
   Inventories.......................................       17,362      27,547
   Prepaid expenses and other current assets.........        3,905      14,005
                                                          ---------   ---------
      Total current assets...........................       68,638     111,656
                                                          ---------   ---------
Property, plant and equipment, at cost:
   Land, buildings and leasehold improvements........        6,219      28,860
   Machinery and equipment...........................       88,273     286,470
                                                          ---------   ---------
                                                            94,492     315,330
   Less:accumulated depreciation and amortization....      (48,708)   (205,879)
                                                          ---------   ---------
      Net property, plant and equipment..............       45,784     109,451
Other assets.........................................        1,302      18,640
                                                         ----------  ----------
                                                         $ 115,724   $ 239,747
                                                         =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Short-term debt...................................    $  12,800   $    --
   Notes payable.....................................      280,000        --
   Interest payable on notes.........................       22,516       8,867
   Accounts payable..................................       13,355      17,098
   Accrued compensation and employee benefits........        8,992      27,720
   Other accrued liabilities.........................        4,923       5,496
   Accrued special charges...........................        9,664       3,363
   Dividends payable on preferred stock..............       16,594      11,422
   Deferred income on shipments to distributors......        6,611      13,998
                                                          ---------   ---------
      Total current liabilities......................      375,455      87,964

Notes payable........................................         --       280,000
Other non-current liabilities........................       14,326      14,666

Commitments and contingencies

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
  authorized; 1,500,000 shares designated as Series A
  Cumulative Preferred Stock; 250,000 shares of Series
  A Cumulative Preferred Stock issued and outstanding
  at December 31, 2001 and 2000; aggregate
  liquidation preference $40,750 at
  December 31, 2001..................................       25,000      25,000
Common Stock, $0.01 par value; 70,000,000 shares
  authorized; 32,017,272 and 31,962,845 shares issued
  and outstanding at December 31, 2001 and 2000,
  respectively. Class A Stock, $0.01 par value;
  30,000,000 shares authorized; 10,000,000 shares
  issued and outstanding at December 31, 2001 and
  2000...............................................          420         419

Deferred stock compensation..........................         (596)     (1,462)
Additional paid-in capital...........................       13,247      12,151
Accumulated deficit..................................     (312,128)   (178,991)
                                                          ---------   ---------
      Total stockholders' deficiency.................     (274,057)   (142,883)
                                                         ----------  ----------
                                                         $ 115,724   $ 239,747
                                                         =========   =========


      See accompanying notes to the consolidated financial statements



                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)



                                                Year Ended December 31,
                                              ----------------------------
                                                2001     2000      1999
                                              -------   -------   -------
Net sales................................   $ 172,310 $ 239,213 $ 245,138
Cost of sales............................     130,064   151,721   158,768
                                              -------   -------   -------
Gross margin.............................      42,246    87,492    86,370

Operating expenses:
Research and development.................      28,668    36,856    32,777
Selling, general and administrative......      46,143    54,478    59,082
Special charges..........................      54,329    17,489     4,686
                                              -------   -------   -------
                                              129,140   108,823    96,545
                                              -------   -------   -------
Operating loss...........................     (86,894)  (21,331)  (10,175)
Other income (expense):
Interest income..........................       1,144     2,756     2,567
Interest expense.........................     (33,710)   29,062    28,954
Other, net...............................        (827)     (805)     (324)
                                              -------   -------   -------
Loss before income taxes, equity
  investment and cumulative effect of
  change in accounting principle.........    (120,287)  (48,442)  (36,886)
Provision for income taxes...............         499       332     1,004
                                              -------   -------   -------
Loss before equity investment and
  cumulative effect of change in
  accounting principle...................    (120,786)  (48,774)  (37,890)
Equity in loss of Qualcore Group, Inc....      (7,178)    (885)      --
                                              -------   -------   -------
Loss before cumulative effect
  of change in accounting principle......    (127,964)  (49,659)  (37,890)
Cumulative effect of change in accounting
  principle..............................        --      (8,518)       --
                                            ---------  --------- --------
Net loss.................................    (127,964)  (58,177)  (37,890)
Preferred stock dividends accrued........       5,173     4,528     3,965
                                            ---------  --------- --------
Net loss attributable to common
  stockholders...........................   $(133.137) $(62,705) $(41,855)
                                            =========  ========  =========

Pro forma amounts with the change in
  accounting principle related to
  revenue recognition applied
  retroactively (unaudited):
 Net loss................................   $   --     $    --   $(41,597)
                                            =========  ========= =========


      See accompanying notes to the consolidated financial statements.




                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)



                                                Year Ended December 31,
                                              ----------------------------
                                                2001     2000      1999
                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................   $ (127,964) $ (58,177) $ (37,890)
Adjustments to reconcile net loss to net
 cash (used) provided by operating
 activities:
   Cumulative change in accounting
   principle...............................           --      8,518         --
   Equity in loss of Qualcore Group, Inc...        7,178        885         --
   Depreciation and amortization...........       37,888     41,954     52,368
   Impairment of long lived assets.........       34,831      6,852      3,677
   Impairment of goodwill..................        2,086      2,422         --
   Stock compensation......................        1,896      2,641         --
   Charge for purchased in-process
     research and development..............           --      1,545      1,009
   Interest on notes payable...............       13,649         --         --
   Loss from disposition of equipment......          700        119        261
Change in assets and liabilities:
   Accounts receivable.....................       12,714      3,069     (6,683)
   Inventories.............................       10,185      1,470     (6,224)
   Prepaid expenses and other
     current and noncurrent assets.........       12,497      2,121     (5,396)
   Accounts payable........................       (3,024)    (6,037)     5,617
   Accrued compensation and employee
     benefits..............................      (18,728)    (4,939)     8,061
   Other accrued expenses..................       (2,719)     6,050      9,579
                                                 -------    -------    -------
       Cash provided (used) by operating
         activities........................      (18,811)     8,493     24,379
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures....................       (4,075)   (21,926)    (8,269)
   Acquisition of Seattle Silicon, net of
     cash acquired.........................           --         --     (5,931)
   Acquisition of Calibre, Inc., net of
     cash acquired.........................           --       (355)        --
   Purchase of equity interest in Qualcore
     Group, Inc. ..........................           --     (8,056)        --
                                                 -------    -------    -------
       Cash used by investing activities...       (4,075)   (30,337)   (14,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt...........       12,800         --         --
   Proceeds from issuance of common stock..           67      2,658        318
   Principal payments under capital leases.           --       (894)      (547)
                                                 -------    -------    -------
       Cash provided (used) by financing
         activities........................       12,867      1,764       (229)
                                                 -------    -------    -------
Increase (decrease) in cash and cash
 equivalents...............................      (10,019)   (20,080)     9,950
Cash and cash equivalents at beginning
 of period.................................       40,726     60,806     50,856
                                                 -------    -------    -------
Cash and cash equivalents at end of
 period....................................    $  30,707  $  40,726   $ 60,806
                                               =========  =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the year.........      $  14,365  $  26,896   $ 26,869
   Income taxes paid (net refund) during
     the year............................      $     479  $     175   $ (7,137)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   Equipment purchased under capital
     leases..............................       $    --   $      --   $  2,077
   Issuance of common stock in connection with
     Calibre, Inc. acquisition...........       $    --   $   4,291   $     --
   Preferred dividend accrued............       $ 5,173   $   4,528   $  3,965



      See accompanying notes to the consolidated financial statements.




            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                           (dollars in thousands)



                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                               (dollars in thousands)


                                                         Common Stock         Common Stock    Deferred  Addt'l              Total
                                    Preferred Stock          Voting             Class A        Stock    Paid     Accumu-    Stock-
                                  -------------------- ------------------- ------------------ Compensa-  in       lated    holders'
                                   Shares      Amount    Shares     Amount   Shares    Amount   tion   Capital   Deficit  Deficiency
                                  ---------  --------- -----------   ----- -----------  -----   -----   ------   --------  ---------
Balance at January 1, 1999.......  250,000 $   25,000  30,098,736   $ 301  10,000,000  $ 100  $  --   $  799   $ (74,431) $ (48,231)
Issuance of Common Stock under
  stock option plans.............     --         --       127,050       1       --        --     --      317        --          318
Issuance of Common Stock for
  employee compensation..........     --         --       300,000       3       --        --     --       (3)       --         --
Preferred dividends accrued......     --         --          --        --       --        --     --       --      (3,965)    (3,965)
Net loss and comprehensive loss..     --         --          --        --       --        --     --       --     (37,890)   (37,890)
                                  ---------  --------- -----------   ----- -----------  -----   -----   ------   --------  ---------
Balance at December 31, 1999..... 250,000      25,000  30,525,786     305  10,000,000    100     --     1,113   (116,286)   (89,768)
Issuance of Common Stock under
  stock option plans.............    --          --       382,393       4       --        --     --       954       --          958
Sales of restricted stock........    --          --       425,000       4       --        --     --     1,696       --        1,700
Issuance of common stock for
  acquisition....................    --          --       629,666       6       --        --     --     4,285       --        4,291
Preferred dividends accrued......    --          --          --        --       --        --     --       --      (4,528)    (4,528)
Deferred stock compensation......    --          --          --        --       --        --   (2,160)  2,160       --         --
Deferred stock compensation
  cancellations..................    --          --          --        --       --        --      333    (333)      --         --
Amortization of deferred stock
  compensation...................    --          --          --        --       --        --      365     --        --          365
Stock option compensation........    --          --          --        --       --        --     --     2,276       --        2,276
Net loss and comprehensive loss..    --          --          --        --       --        --     --       --    (58,177)    (58,177)
                                  ---------  --------- -----------   ----- -----------  -----   -----   ------   --------  ---------
Balance at December 31, 2000..... 250,000      25,000  31,962,845     319  10,000,000    100   (1,462) 12,151   (178,991)  (142,883)
Issuance of Common Stock under
  stock option plans, net........     --         --        54,427       1       --        --     --        66       --           67
Preferred dividends accrued......     --         --          --        --       --        --     --        --     (5,173)    (5,173)
Deferred stock compensation
  cancellations..................     --         --          --        --       --        --      700    (700)      --         --
Amortization of deferred stock
  compensation...................     --         --          --        --       --        --      166      --       --          166
Stock option compensation........     --         --          --        --       --        --     --     1,730       --        1,730
Net loss and comprehensive loss..     --         --          --        --       --        --     --        --   (127,964)  (127,964)
                                  ---------  --------- -----------   ----- -----------  -----   -----   ------   --------  ---------
Balance at December 31, 2001..... 250,000  $   25,000  32,017,272   $ 320  10,000,000  $ 100  $  (596)$13,247  $(312,128) $(274,057)
                                  =========  ========= ===========   ===== ===========  =====   =====  =======   ========  =========



                                                     See accompanying notes to the consolidated financial statements.





                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------------

Nature of business: ZiLOG designs, develops, manufactures and markets integrated circuits for application specific standard products (ASSPs) for the communications, integrated controls, and home entertainment markets.

Basis of Presentation: The consolidated financial statements include the accounts of ZiLOG, Inc. and its subsidiaries. All significant transactions and accounts between the Company and these subsidiaries have been eliminated in consolidation.

The Company has incurred recurring operating losses and has a net capital deficiency as of December 31, 2001. As described in Note 16, on February 28, 2002, ZiLOG filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code with the Northern District of California (the Reorganization Plan") and currently expects to emerge sometime in May 2002. We believe there is a strong likelihood that the Reorganization Plan will be approved by the Bankruptcy Court because the holders of our senior notes and preferred stock have already approved the terms of the plan. None of ZiLOG's other debts are being restructured as part of this plan. Consequently it is not expected that employees and general unsecured creditors will be compromised under this Reorganization Plan. Although ZiLOG believes that it is likely that the Reorganization Plan will be approved with terms and conditions substantially the same as those submitted and discussed above, there is a possibility that the Reorganization Plan may not be approved. In the event that the Reorganization Plan is not approved or if the Bankruptcy Court changes the Reorganization Plan significantly, ZiLOG's ability to continue as a going concern could be severely adversely affected. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In October 2000, the SEC issued a summary of Frequently Asked Questions ("FAQ") relating to SAB 101. SAB 101 and the related FAQ provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Adoption of SAB 101 had no impact on the Company's consolidated financial statements.

Foreign currency translation: All of the Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are remeasured at current exchange rates, and non-monetary accounts are remeasured at historical rates. Revenues and expenses are remeasured at the average exchange rates for each period, except for depreciation expense, which is remeasured at historical rates. Foreign currency exchange losses were included in determining results of operations and aggregated $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Cash and cash equivalents: Cash and cash equivalents consist of financial instruments, including auction rate securities, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Auction-rate securities included in cash and cash equivalents totaled $11.0 million at December 31, 2000. ZiLOG had no outstanding auction-rate securities in cash and cash equivalents at December 31, 2001.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2001 - (Continued)


Inventories: Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and consist of the following (in thousands):


                                           December 31,
                                     -------------------------
                                      2001              2000
                                     -------           -------


  Raw materials...............     $    1,011      $     1,313
  Work-in-process.............         10,295           19,827
  Finished goods..............          6,056            6,407
                                     --------         --------
                                   $   17,362      $    27,547
                                     ========         ========


Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment and 30 years for buildings. Significant impairments of property, plant and equipment were recorded in 2001 due to the operational restructuring of the Company, and write-down of ZiLOG's eight-inch wafer fabrication facility to its expected realizable value. See Note 5 below for a further discussion. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $35.2 million, $39.4 million and $51.1 million for 2001, 2000 and1999, respectively. Assets leased under a capital lease are recorded at the present value of the lease obligation and are primarily amortized over the shorter of the remaining term of the lease or the estimated economic life of the asset. Amortization of leased assets was approximately $0.2 million in 2001, $0.7 million in 2000 and $0.7 million in 1999.

Advertising expenses: The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses for 2001, 2000, and 1999 were approximately $0.7 million, $1.0 million and $1.7 million, respectively.

Shipping costs: Shipping costs are included in cost of sales.

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

Stock awards: The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For stock option grants issued with an exercise price equal to the fair market value of the stock as determined by the board of directors, the Company recognizes no compensation expense for stock option grants. Pro forma information required by FASB Statement No. 123, Accounting for Stock Based Compensation is presented in Note 9 below.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25, or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but some provisions of FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have any impact on our financial position or results of operations.


Recent Accounting Pronouncements:

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase methods. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after July 1, 2001. With respect to goodwill and intangible assets acquired prior to July 2, 2001, ZiLOG is required to adopt FAS 142 effective January 1, 2001. The Company expects no impact from the adoption of the provisions to FAS 142 that are effective January 1, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Impairment of Disposal of Long-Lived Assets" ("FAS 144"), which is applicable to financial statements for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment if long-lived assets. The Company adopted FAS 144 in 2001 there was no impact to the consolidated financial statements.


NOTE 2.  ACCOUNTING CHANGE - RECOGNITION OF REVENUE ON SALES TO DISTRIBUTORS
         -------------------------------------------------------------------

In the fourth quarter of 2000, the Company changed its accounting method for recognizing revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them. The Company previously recognized revenue upon shipment to these distributors, net of appropriate allowances for sales returns, price protection and warranty costs. Following the accounting change, revenue recognition on shipments to these distributors is deferred until the products are resold by the distributors to their customers. The Company believes that deferral of revenue recognition on these distributor shipments and related gross margin until the product is shipped by the distributor results in a more meaningful measurement of results of operations as it better conforms to the changing business environment and is more consistent with industry practice; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting method was a charge of $8.5 million, net of a zero income tax effect. The pro forma effects of the accounting change on prior years' results are shown in the statement of operations. The effect of adopting the new accounting method in 2000 resulted in an increase in the net loss of $1.6 million, exclusive of the cumulative effect of the accounting change. In the below table, net loss for 2000 represents net loss after the cumulative effect adjustment as a result of the accounting change and pro forma net loss represents net loss before the cumulative effect adjustment. The pro forma effects of the accounting change on prior years' results are as follows (in thousands):


                                           Year Ended
                                          December 31,
                                     -------------------------
                                      2000               1999
                                     -------           -------

As reported
  Net sales...................     $ 239,213      $    245,138
  Net loss....................       (58,177)          (37,890)

Pro forma amounts with the change
in accounting principle related to
revenue recognition applied
retroactively (unaudited):
  Net sales...................     $ 239,213      $    240,694
  Net loss....................       (49,659)          (41,597)



NOTE 3: ACQUISITIONS AND EQUITY INVESTMENT
------------------------------------------

On July 27, 2000, ZiLOG acquired Calibre, Inc. ("Calibre") pursuant to a merger agreement for 629,666 shares of ZiLOG common stock, par value $.01 per share ("Common Shares") and 112,214 Common Shares issuable upon exercise of vested options. The purchase price of approximately $4.9 million, including acquisition costs of approximately $0.1 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; goodwill of $3.3 million and in-process research and development of approximately $1.5 million. Goodwill was being amortized on a straight-line basis over four years and the net book value at December 31, 2000 is $2.9 million. During the fourth quarter of 2001, the remaining $2.1 million net book value of this goodwill was deemed impaired and recorded as special charges. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, the results of operations of Calibre subsequent to July 27, 2000 are included in the Company's consolidated statements of operations.

Calibre's in-process research and development, primarily focused on a partially developed technology that replaces third-party transceivers to enable wireless communications, was expensed in the third quarter because the projects related to the acquired research and development had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications. Such customer design specifications include product functions, features and performance requirements. To date, we have been unsuccessful in marketing these products and there can be no assurance that these products will ever achieve commercial viability.

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

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20 percent of the then-outstanding common stock of Qualcore Group, Inc. ("Qualcore") for cash of $8.0 million plus expenses of $0.1 million, pursuant to a purchase and sale agreement (the "Qualcore Agreement"). Subject to the Qualcore Agreement, $5.5 million was paid on March 22, 2000 and $2.5 million was paid on April 14, 2000. ZiLOG accounted for its investment in Qualcore common stock using the equity method. The difference between the total cost of ZiLOG's investment in Qualcore of $8.1 million and ZiLOG's underlying equity in Qualcore's net assets was being amortized on a straight-line basis over five years. Under the terms of the Agreement, ZiLOG had the option until June 30, 2001 to acquire all of the remaining outstanding shares of common stock of Qualcore for cash and/or a number of ZiLOG's Common Shares. If ZiLOG did not exercise this option, Qualcore had the right to put approximately 11% of Qualcore's common stock to the Company for $5.2 million. The Company did not exercise this option. During the fourth quarter of 2001, the Company reached a settlement agreement with Qualcore in which the Company paid Qualcore a termination charge of $450,000, and returned all the shares representing ZiLOG's 20% equity ownership in Qualcore. The termination charge has been recorded as a special charge. In return, Qualcore cancelled its put right. In connection with this settlement the Company wrote-off the remaining balance of its investment in Qualcore.

On April 20, 1999, ZiLOG acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation ("Seattle Silicon") a fabless semiconductor company based in Bellevue, Washington that offers a customized design capability for analog devices and mixed signal system-on-a-chip (SOC) technology. The purchase price of approximately $6.1 million, including acquisition costs of approximately $0.4 million, was allocated based on fair values as follows: tangible net assets of $0.1 million; in-process research and development of $1.0 million; and goodwill of $5.0 million. Goodwill was being amortized on a straight-line basis over three years and the net book value at December 31, 1999, was $3.9 million. During the fourth quarter of 2000, the remaining $2.3 million net book value of this goodwill was expensed to special charges, see Note 5 below. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Seattle Silicon subsequent to April 20, 1999, are included in the Company's consolidated statements of operations.

In-process research and development was expensed in April 1999 because the projects related to the acquired research and development (partially developed semiconductor product designs), had not reached technological feasibility and have no alternative future use. The nature of efforts required to develop the purchased in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. The cost of completing these projects was not material and the Company was not successful in bringing these products to commercial viability.

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


NOTE 4.  FAIR VALUES OF FINANCIAL INSTRUMENTS
         ------------------------------------

Cash and cash equivalents consist primarily of cash in bank accounts, commercial paper, money market accounts and short-term time deposits. The short-term debt represents borrowings under a revolving line of credit with a commercial lender. The Notes Payable are 9.5% Senior Secured Notes which mature on March 1, 2005. The carrying amount on the balance sheet for Cash and cash equivalents at December 31, 2001 and 2000 were $30.7 million and $40.7 million, respectively, which approximates fair value, due to their short maturities. Based on market quoted values, the Notes had an estimated fair value of $78.4 million and $159.6 million at December 31, 2001 and 2000, respectively. The carrying amount, which approximates fair value, on the balance sheet at December 31, 2001 for the short-term debt was $12.8 million, which represents the principle amount borrowed.


NOTE 5.  SPECIAL CHARGES
         ---------------

During the fourth quarter of 2001, ZiLOG recorded an impairment of $30.4 million to the carrying amount of the Mod III eight-inch wafer fabrication facility in Nampa, Idaho ("Mod III"), to its estimated fair value of $30.0 million. The fabrication facility completed its final manufacturing in January 2002. The property, plant and equipment of Mod III were idled in January 2002, and at that time were classified as assets held for sale.

During the fourth quarter of 2001, the Company reached a settlement agreement with our equity investment partner, Qualcore Group ("Qualcore") in which the Company paid Qualcore a termination charge of $450,000, and returned all the shares representing ZiLOG's 20% equity ownership in Qualcore. In return, Qualcore cancelled its right to "put" approximately 11% of Qualcore's common stock to the Company for an aggregate cost of $5.2 million. All future design services from Qualcore, if any, will be purchased under standard pay-for-performance-and-delivery contracts. In addition, net goodwill of $2.1 million for Calibre was deemed to be impaired and was written off because expected revenues from this acquired business have not been realized.

In November 2001, the Company negotiated with the owner of its Campbell, California headquarters facility to terminate its lease. The Company has agreed to pay termination charges of $2.8 million in cash and transfer title to certain assets and leasehold improvements in return for cancellation of approximately $10.0 million in future lease commitments on its 108,000 square foot headquarters facility. The Company incurred $1.5 million of special charges to write-off the net book value of assets in connection with the lease termination. At December 31, 2001, approximately $2.8 million of lease termination charges were accrued and were paid in February 2002.

During the third and fourth quarters of 2001, ZiLOG incurred special charges of approximately $4.5 million for employee retention bonuses, severance, and termination benefits for the announced reduction in force due to ZiLOG's management plans to close its eight-inch fabrication facility in Nampa, Idaho. This action affected approximately 200 employees. At December 31, 2001, approximately $4.2 million was accrued for these payments, which were made in the first quarter of 2002.

During the third and fourth quarters of 2001, special charges aggregating $1.0 million were recognized for manufacturing consolidation costs, including new mask sets to support ZiLOG's wafer fabrication facility consolidation efforts and relocation costs relating to moving the Company's wafer probe operation to its facilities in the Philippines. At December 31, 2001, approximately $0.2 remained accrued in connection with the manufacturing consolidation charges.

ZiLOG charged $3.5 million to expense for professional fees related to its debt restructuring efforts during the third and fourth quarter of 2001. At December 31, 2001, approximately $1.1 million remained accrued for payment in connection with these professional fees.

During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses, fixed-asset related write-offs of $2.9 million, including planning software and surplus test equipment; manufacturing consolidation charges of $0.4 million, and $0.8 million relating to consultants who are assisting with the Company's restructuring plans. In connection with this restructuring, ZiLOG eliminated approximately 200 positions worldwide, including 4 senior vice presidents, with continuation payments through the length of such senior vice presidents' employment agreements. As of December 31, 2001, approximately $0.4 million was accrued for future payments in connection with these agreements.

During the fourth quarter of 2000, ZiLOG incurred special charges totaling $14.8 million. In December 2000, management approved a plan for the sale of the Company's five-inch wafer fabrication facility in Nampa, Idaho. The decision to sell this facility was based on the Company's desire to reduce fixed manufacturing overhead costs by transferring most production into its newer eight-inch wafer fabrication that was under-utilized. Property, plant, and equipment, with a book value of $9.9 million, were written down by $6.9 million to an estimated realizable value of $3.0 million at December 31, 2000. In 2000, the Company reclassified these assets and the remaining carrying value of $3.0 million to other current assets. As of July 1, 2001, the Company changed its decision and now intends to keep its five-inch wafer fabrication facility and close its eight-inch fabrication facility. The Company then reclassified the $3.0 million carrying value of the five-inch wafer fabrication facility from other current assets to property, plant and equipment. For the year ended December 31, 2001, depreciation expense was lowered by approximately $2.8 million, compared to what would have been recorded without the December 2000 write-down and reclassification of these assets.

Also, during the fourth quarter of 2000, the net unamortized Seattle Silicon goodwill of $2.3 million was written off as the Company decided not to pursue further development on commercial production of the products and technology that the goodwill was originally established for. ZiLOG also incurred special charges of $0.1 million for the cancellation of contractual liabilities and $5.5 million for severance benefits, which includes $2.0 million of non-cash stock option compensation. Of the approximately $3.5 million cash payments for severance benefits, $2.1 million and $0.5 million was paid in 2001 and 2000, respectively. The Company expects to make cash payments of approximately $0.9 million in 2002. In connection with this action, approximately 86 employees were terminated, including 5 senior vice presidents, with continuation payments through the length of such senior vice presidents' employee agreements.

During the third quarter of 2000, ZiLOG incurred a special charge of $1.5 million of in-process research and development resulting from the acquisition of Calibre, Inc.

During the second quarter of 2000, ZiLOG incurred special charges of $1.2 million relating to a restructuring of its Communications segment. In connection with this action, approximately 24 employees were terminated and 12 other employees were transferred into the Communications segment from other areas of the Company. The $1.2 million charge included $0.9 million for severance and benefits, $0.1 million of non-cash stock option compensation, $0.1 million for write-off of impaired assets, and $0.1 million for contractual liabilities. As of December 31, 2001, approximately $0.1 million was accrued for payment of severance and termination benefits.

During the second quarter of 1999, ZiLOG incurred special charges of $4.7 million. Approximately $1.0 million was purchased in-process research and development related to several partially developed semiconductor product designs that were acquired through the acquisition of Seattle Silicon in April 1999. ZiLOG also recognized a $3.7 million charge for the write-down to estimated fair value for test equipment held for sale, which was based on an independent appraisal. These assets were disposed of during the year ended December 31, 2000.

The following table details special charges activity for the years ended December 31, 2001 and December 31, 2000 (in thousands):



                                    Severance      Termination
                                       and         Cancellation
                                   Termination      and Exit          Debt
                                     Benefits        Charges      Restructuting       Other           Total
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1999......$     --        $     --        $    --         $    --         $     --
Total charge to special charges...      6,470              200         --              --               6,670
Cash paid.........................     (1,218)            (100)        --              --              (1,318)
Deferred stock compensation.......     (1,989)          --             --              --              (1,989)
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2000......      3,263              100         --              --               3,363

Total charge to special charges...      8,537            3,225         4,250           1,399           17,411
Cash paid.........................     (6,187)            (550)       (3,192)         (1,181)         (11,110)
                                  -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2001......$     5,613     $      2,775    $    1,058      $      218      $     9,664
                                  ===========     ===========     ==========      =============   ===========



Special charges, charged to expense, for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                         2001          2000           1999
                                                     ------------   ------------   ------------
Asset Impairments:
   Impairment of MOD III assets..................... $  30,417      $       --         $   --
   Other impaired and dispositioned assets..........     6,501           9,274          3,677
Restructuring of operations:
   Employee retention bonuses, severance pay and
     termination benefits...........................     8,537           6,470             --
   Termination and exit charges.....................     3,225             200             --
   Other............................................     1,399              --             --
Debt restructuring:
   Professional Fees................................     4,250              --             --
   Purchased in-process research and development....        --           1,545          1,009
                                                     ------------   ------------   ------------
                                                     $  54,329      $   17,489     $    4,686
                                                     ============   ============   ============



NOTE 6.  CREDIT FACILITY
         ---------------

On December 30, 1998, ZiLOG executed an agreement with a financial institution (the "Lender") for up to $40 million in the form of a senior secured revolving line of credit and capital equipment credit facility (the "Facility"). The Facility provides for borrowings of up to $25 million, subject to a borrowing base consisting of 80% of eligible accounts receivable and 40% of eligible inventories. The Facility also provided $15 million for a capital expenditure line, which is secured by eligible equipment financed. Borrowings, on the $25 million portion bear interest at a rate per annum (at ZiLOG's option) equal to the London Inter-Bank Overnight Rate (LIBOR) plus 2%, or the Lender's published prime rate. Borrowings for the capital expenditure line under the Facility bear interest at a rate per annum (at ZiLOG's option) equal to LIBOR plus 3% or the Lender's prime rate plus 1%. As of December 31, 2001, The Company had borrowings of $12.8 million on the revolving line of credit, which bore interest at 4.75%, per annum. There were no borrowings under the capital equipment credit facility. The Company's default on the payment due on notes payable, and the expiration of the applicable grace period on this payment on October 4, 2001, constitutes a default under the Facility. As a result, this lender is under no obligation to make additional loans to the Company, and the Company therefore may not be able to borrow any additional amounts under this Facility. In addition, this lender has the option to call the loan and render the amounts outstanding under the Facility immediately due and payable. The term of the revolving credit facility is four years and the capital expenditure line is five years, and they expire on December 30, 2002 and 2003, respectively.

We received a commitment letter from its current lender to replace the Facility with a three-year $15.0 million senior secured revolving credit facility upon emergence from Chapter 11 bankruptcy. The terms of the commitment letter indicate that the new facility will be on substantially similar terms as the Facility, except that borrowings will bear interest at a rate per annum equal to the commercial lender's stated prime rate or LIBOR, plus 2.5%, and the capital expenditure line will be cancelled.


NOTE 7.  NOTES PAYABLE
         -------------

The Company has issued $280 million 9.5% senior secured notes ("the Notes"), which mature on March 1, 2005. Interest is payable semi-annually on the first of March and September. ZiLOG did not make its scheduled semi-annual interest payment of $13.3 million on the outstanding senior notes that was due on September 4, 2001. As a result, the senior notes are now callable by the bondholders at any time.

Accordingly, during the third quarter of 2001, the Company reclassified its indebtedness under the senior notes from a long-term liability to a current liability on the consolidated balance sheet. ZiLOG has continued to accrue interest, including associated penalties, amounting to approximately $22.5 million at December 31, 2001. Subsequent to December 31, 2001, the Company reached agreement with the holders of the senior notes to convert the senior notes and accrued interest and penalties into equity. See Note 16 for a further discussion of our planned financial restructuring and reorganization.

Expenses associated with the senior notes of approximately $9.9 million were deferred and are being amortized to interest over the term of the senior notes. According to the terms of the senior note agreement, the Company had until October 4, 2001, to pay the interest due on September 4, 2001. Since this did not happen, the debt became immediately due and payable at the option of the holders, and accordingly, the Company charged to interest expense the $4.2 million of remaining unamortized net debt issuance costs during the fourth quarter of 2001. The senior notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company or its subsidiaries, make capital expenditures or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.


NOTE 8.  RETIREMENT AND PENSION PLANS
         ----------------------------

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($10,500 for calendar year 2001). The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were approximately $0.6 million, $0.8 million, and $0.7 million in 2001, 2000, and 1999, respectively. There were no discretionary contributions made for 2001, 2000 or 1999.

During the second quarter of 2001, ZiLOG's Board of Directors cancelled the Company's Deferred Compensation Plan (the "Plan"), which allowed certain management employees to defer their receipt of selected amounts of compensation. These deferrals were transferred to a third party Trustee for investment purposes. The third party Trustee paid out the deferred compensation to the affected employees upon termination of the Plan.

The Company's Philippines subsidiaries maintain a defined benefit pension plan for local employees, which is consistent with local statutes and practices. This benefit plan had no material impact on the Company's financial statements for the periods presented.


NOTE 9.  STOCKHOLDERS' DEFICIENCY
         ------------------------

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

Preferred stock: The Board has the authority to issue, from time to time, by resolution and without any action by stockholders, up to 5,000,000 shares of preferred stock, par value $100.00 per share, in one or more classes and/or series and may establish the powers, designations, preferences, rights and qualifications, limitations or restrictions (which may differ with respect to each such class and/or series) of such class and/or series. The Board adopted a resolution on February 26, 1998, providing for the creation of series A cumulative preferred stock ("Series A Stock"). On February 28, 1998, the Board issued 250,000 shares of series A stock, which is a non-voting 13.5% preferred stock with a par value of $100.00 per share.

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

Deferred stock compensation: During the second quarter of 2000, in connection with a planned public offering of the Company's common stock, management determined that the Company had issued stock options to employees having exercise prices below the deemed fair value for financial reporting purposes of the common shares on the date of grant. Accordingly, ZiLOG recorded deferred stock compensation of $2.1 million, representing the excess of the deemed fair value of the common shares on the date of grant over the options' exercise price. Deferred compensation expense is generally being amortized ratably over the four-year option-vesting period. Stock option compensation expense related to these options totaled approximately $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

In addition, the vesting periods on certain stock options were accelerated for employees subject to the reduction in force during the second quarter of 2001 and the second and fourth quarters of 2000 (See Note 5). Accordingly, the excess of the fair market value over the exercise price of $2.1 million and $1.7 million for these options were recorded as a special charge during the years ended December 31, 2000 and December 31, 2001, respectively.

1998 stock plans: In August 1998, the ZiLOG, Inc. Long-Term Stock Incentive Plan (the "Plan") and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the "Executive Plan"), jointly referred to as the "1998 Plans," were adopted by the Board. Under the 1998 Plans, the Company may grant eligible employees, directors and consultants restricted shares, stock units and nonstatuatory and incentive stock options. Options under the 1998 Plans generally have a life of 10 years and vest at a rate of 25% on each of the first four anniversaries following the option grant date. The terms and conditions of each option or stock award under the 1998 Plans are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. As of December 31, 2001, 4.65 million and 6.75 million shares have been reserved for issuance and approximately 2,669,000 and 4,400,000 options have been granted, net of cancellations, under the Plan and the Executive Plan, respectively.

2000 stock plan: In February 2001, the ZiLOG, Inc. 2000 Stock Incentive Plan ("2000 Plan") was adopted by the Board. Under the 2000 Plan, the Company may grant eligible employees, directors and consultants restricted shares, stock units and nonstatutory and incentive stock options. Options under the 2000 Plan have a maximum life of 10 years and vest at a rate of 25% on the first anniversary of the date of the grant and ratably each month for the following three (3) years. The terms and conditions of each option stock award under the 2000 Plan are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. A total of 3.0 million shares have been reserved for issuance under the 2000 Plan. No grants were awarded under the 2000 Plan as of December 31, 2001.




A summary of the Company's activity for all stock plans for the years ended December 31, 2001, 2000 and 1999, is as follows:



                                                       Shares                       Weighted-
                                                      Available                      Average
                                                         for          Options        Exercise
                                                        Grant       Outstanding       Price
                                                     ------------   ------------   ------------
The 1998 and 2000 Plans (1)


   Balance as of January 1, 1999....................  1,701,550      6,198,450           $2.90
    Additional shares reserved......................  3,100,000             --              --
    Options granted................................. (1,571,575)     1,571,575           $3.05
    Shares granted..................................   (300,000)       --                $0.00
    Options exercised...............................      --          (127,050)          $2.50
    Options cancelled...............................    371,974       (371,974)          $2.50
                                                    ------------   ------------
   Balance as of December 31, 1999..................  3,301,949      7,271,001           $2.96
    Additional shares reserved......................  3,300,000             --              --
    Options granted................................. (3,282,899)     3,282,899           $5.58
    Restricted shares sold..........................   (425,000)            --           $0.00
    Options exercised...............................      --          (382,393)          $2.50
    Options cancelled...............................  1,165,960     (1,165,960)          $3.77
                                                    ------------   ------------
   Balance as of December 31, 2000..................  4,060,010      9,005,547           $3.83
    Options granted.................................   (247,815)       247,815           $6.00
    Options exercised...............................      --           (60,613)          $1.72
    Options cancelled...............................  2,694,019     (2,694,019)          $4.08
                                                    ------------   ------------
   Balance as of December 31, 2001..................  6,506,214      6,498,730           $3.83
                                                    ============   ============


(1) No grants were awarded under the 2000 Plan as of December 31, 2001.


The following table summarizes information about stock options outstanding at December 31, 2001:




                                       Options Outstanding                                 Options Exercisable
                     ---------------------------------------------------------   -------------------------------------

                                            Weighted-
                                             Average             Weighted-                                Weighted-
                           Number           Remaining             Average             Number               Average
     Range of               Out-           Contractual           Exercise              Exer-              Exercise
  Exercise Prices         standing             Life                Price              cisable               Price
 -----------------   -----------------   -----------------   -----------------   -----------------   -----------------
   $1.09 - $1.09               21,338                 8.01               $1.09              21,338               $1.09
   $2.39 - $2.50            3,465,973                 6.60               $2.50           2,746,003               $2.50
   $4.00 - $6.00            3,001,419                 7.82               $5.39           1,501,243               $5.01
                     -----------------   -----------------    -----------------   -----------------   -----------------
   $1.09 - $6.00            6,498,730                 7.17               $3.83           4,268,584               $3.37
                     -----------------   -----------------   -----------------   -----------------   -----------------


The weighted average grant date fair value of options granted in 2001, 2000, and 1999 were $0.95, $1.24, and $1.13, per share, respectively. Options that were exercisable as of December 31, 2001, 2000, and 1999 were 4,268,584, 3,726,909, and 2,014,281, respectively.

Pro forma stock based compensation: FAS No. 123 requires that the information be determined as if the Company has accounted for its employee options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value of the options granted under the 1998 Plans was estimated at the date of grant using the Minimum Value Method option-pricing model using the following weighted average assumptions for 2001, 2000, and 1999:



                                                              Year Ended December 31,
                                                         --------------------------------

                                                            2001        2000       1999
                                                         --------------------------------
Annual average risk free interest rate...................    3.5%        5.0%      6.7%
Estimated life in years..................................     5           5         5
Dividend yield...........................................    0.0%        0.0%      0.0%


For purposes of pro forma disclosure, the expense amortization of the options' fair value is allocated over the options' four-year vesting period. Future pro forma net income (loss) results may be materially different from actual amounts reported. The pro forma net loss amounts for the year ended December 31, 2001,2000, and 1999 were approximately $124.8 million, $60.6 million, and $39.0 million, respectively.


NOTE 10.  INCOME TAXES
          ------------

The provision for income taxes is as follows (in thousands):


                                                       Year Ended December 31,
                                                    ---------------------------
                                                     2001      2000      1999
                                                    -------   -------   -------
State, All Current...............................  $   179   $    --   $   197
                                                    -------   -------   -------
                                                       179        --       197

Foreign, All Current.............................      320       332       807
                                                    -------   -------   -------
                                                       320       332       807
                                                    -------   -------   -------
  Provision for income taxes...........            $   499    $  332    $ 1,004
                                                    =======   =======   =======


Pretax income (loss) from foreign operations was $(1.8) million, $(2.5) million and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.


The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The source and tax effects of the differences are as follows (in thousands):


                                                     Year Ended December 31,
                                                  ---------------------------
                                                   2001      2000      1999
                                                  -------   -------   -------
  Computed expected benefit..................... $(42,100) $(16,955) $ (12,910)
  State taxes, net of federal benefit...........      116        --        197
  Foreign taxes.................................      320       332        807
  MOD III write-off.............................   10,646        --         --
  Calibre Goodwill write-off....................      730        --         --
  Foreign losses not benefited..................      731     1,047         --
  Losses for which no current year benefit is
    recognized..................................   30,012    15,799     12,630
  Other.........................................       44       109        280
                                                  -------   -------    -------
                                                  $  499    $  332     $ 1,004
                                                  =======   =======    ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                          December 31,
                                                  ---------------------------
                                                         2001      2000
                                                        -------   -------
  Deferred tax liabilities - tax over book
   depreciation.................................       $(10,019) $(11,828)

  Deferred tax assets:
   Net operating losses carryforward............         77,315    42,368
   Accruals not currently deductible............          4,213     4,958
   Inventory valuation adjustments..............          7,161     4,815
   Tax credits carryforward.....................          9,120     2,540
   Prepaid expenses and other...................            308      (257)
                                                        -------   -------
                                                         98,117    54,424
  Deferred tax asset valuation allowan..........        (88,098)  (42,596)
                                                        -------   -------
  Net deferred taxes............................       $     --   $    --
                                                        =======   =======


Realization of deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2001 has been established to reflect this uncertainty. The valuation allowance increased by approximately $45.5 million, $14.0 million, and $11.1 million during the fiscal years ended December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, the Company had federal and California net operating loss carryforwards of approximately $213.0 million and $63.0 million, respectively, which will expire beginning in years 2004 through 2021, if not utilized. As of December 31, 2001, the Company also had federal and California tax credit carryforwards of approximately $7.0 million and 3.2 million, respectively, which will expire at various dates beginning in 2004 through 2021, if not utilized.

Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards and tax credit carryforwards before full utilization. The Company expects that consummation of the financial restructuring plan described in Note 16 will result in a change in ownership and that substantially all of its tax attributes will be either eliminated or significantly limited.


NOTE 11.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

The Company leases certain of its facilities and equipment under non-cancelable operating leases, which expire in 2002 through 2007. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable leases at December 31, 2001 are as follows (in thousands):

                                              Operating
                                                Leases
                                              ---------
     2002................................ $     2,554
     2003................................       1,529
     2004................................       1,341
     2005................................       1,130
     2006................................       1,041
     Thereafter..........................          83
                                              ---------
     Total minimum lease payments........       7,678
                                              =========

The Company is also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $6.9 million, $7.3 million, and $6.6 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, we sought a declaration that our former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify us in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in Ko v. ZiLOG. Our complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. According to its cross-complaint, Pacific sought a total of approximately six million, three hundred thousand dollars ($6,300,000), plus interest and costs of suit.

On February 26, 2002, the Company agreed to make a payment of $300,000 to fully settle these lawsuits. We have already paid $75,000 of this amount. The balance is to be paid in 3 equal installments over the next twelve months. The outstanding balance accrues interest at 6% per annum.

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. In the event ZiLOG NOTES determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

ZiLOG is participating in other litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously. The Company believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company, although there can be no assurance in this regard.


NOTE 12.  RELATED PARTY TRANSACTIONS
          --------------------------

In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, ("AIT"), pursuant to which, AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $6.3 million, $17.4 million, and $23.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company had payments due to AIT of approximately $0.5 million, $1.5 million and $3.8 million at December 31, 2001, 2000 and 1999, respectively. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to Globespan, of which Texas Pacific Group is a significant stockholder. The Company's net sales to Globespan totaled approximately $6.0 million, $9.2 million and $0.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. ZiLOG's receivables from Globespan were approximately $0.3 million, $2.6 million and $0.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. Payment terms between Globespan and ZiLOG are net 30 days.

During 2001, our present Chief Executive Officer, Jim Thorburn, was functioning as ZiLOG's Acting CEO pursuant to a consulting agreement with Texas Pacific Group. Under the agreement, Mr. Thorburn was paid $3000 per day, plus out-of-pocket expenses. In 2001, ZiLOG paid Mr. Thorburn consulting fees of $574,000, pursuant to this agreement.


NOTE 13.  SEGMENT REPORTING
          -----------------

Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosures about Segment of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

During the second quarter of fiscal 2000, ZiLOG reorganized its operating segments. This reorganization resulted in military products being reclassified from the communications segment to the embedded control segment. ZiLOG continues to have two reportable segments, communications and embedded control. The 1999-year information presented below has been reclassified to reflect the change.

The Company's embedded control segment is divided into two business units:
Field Programmable Microcontrollers and Home Entertainment. Consistent with the rules of FAS No. 131, the Company has aggregated these two business units into one reportable segment because both units have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit microcontrollers and digital signal processors. ZiLOG's communications segment consisted of its Communications business unit, which is generally more profitable than the Company's other business units and is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. In 2000, net sales, EBITDA, and depreciation and amortization, included in Corporate and other, were generated from foundry work performed for manufacturing partners.

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

Information regarding reportable segments for the years ended December 31, 2001, 2000, and 1999 is as follows (in thousands):



                                                               Embedded         Corporate          Total
                                           Communications       Control         and Other       Consolidated
                                           ---------------   --------------   --------------   --------------

2001
Net sales..............................   $       77,245    $    93,108      $       1,957    $    172,310
                                                                                               ==============

EBITDA.................................           (6,585)        10,186              1,061           4,662
Depreciation and amortization..........          (12,052)       (24,701)            (1,135)        (37,888)
Special charges........................            --             --               (54,329)        (54,329)
Amortization of deferred stock option
   compensation........................            --             --                  (166)           (166)
Interest income........................            --             --                 1,144           1,144
Interest expense.......................            --             --               (33,710)        (33,710)
                                                                                              --------------
Loss before income taxes and equity
   investment..........................                                                       $   (120,287)
                                                                                              =============

2000
Net sales..............................   $       90,931    $   141,990       $      6,292    $    239,213
                                                                                              =============
EBITDA.................................           29,136          9,488               (795)         37,829
Depreciation and amortization..........          (10,608)       (30,900)              (446)        (41,954)
Special charges........................            --             --               (17,489)        (17,489)
Amortization and direct stock option
   compensation charges................            --             --                  (522)           (522)
Interest income........................            --             --                 2,756           2,756
Interest expense.......................            --             --               (29,062)        (29,062)
                                                                                              --------------
Loss before income taxes, equity
  investment and cumulative effect
  of change in accounting
  principle............................                                                       $    (48,442)
                                                                                              =============

1999
Net sales..............................   $      84,697     $   160,441       $       --      $    245,138
                                                                                              =============
EBITDA.................................          32,368          13,523               664           46,555
Depreciation and amortization.........          (10,420)        (41,948)              --           (52,368)
Special charges........................            --             --                (4,686)         (4,686)
Interest income........................            --             --                 2,567           2,567
Interest expense.......................            --             --               (28,954)        (28,954)
                                                                                              --------------
Loss before income taxes...............                                                       $    (36,886)
                                                                                              =============



Net sales are attributable to the ship-to location of ZiLOG's customers as presented in the following table (in thousands):


                                             Year Ended December 31,
                                         --------------------------------
                                           2001       2000        1999
                                         ---------  ---------  ---------

United States.....................     $  59,648   $ 110,884   $  93,361
Mexico............................        18,294       1,267          41
China (including Hong Kong).......        17,086      26,880      40,669
Korea.............................        11,545      14,600      22,417
Singapore.........................        11,287      12,962       7,595
Canada............................         8,818       8,788       8,802
Other Foreign Countries...........        45,632      63,832      72,253
                                       ---------     -------     -------
      Total.......................     $ 172,310     239,213     245,138
                                       =========     =======     =======


The following table shows the location of long-lived assets (in thousands):


                                                 December 31,
                                           ------------------------
                                            2001            2000
                                           --------        --------
United States (including corporate
  assets).........................       $  43,982       $  104,010
Philippines.......................           1,477            5,031
Other.............................             325              410
                                           --------        --------
     Total assets.................       $  45,784          109,451
                                           ========        ========


Major customers: During the years ended December 31, 2001 and 2000, one distributor, Pioneer-Standard Electronics, who buys from both segments, accounted for approximately 12.6% and 11.5% of net sales, respectively. During the year ended December 31, 1999, one distributor, Arrow Electronics, Inc., who buys from both segments, accounted for approximately 12.6% of net sales.


NOTE 14.  CONCENTRATION OF CREDIT RISK
          ----------------------------

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


NOTE 15.  QUARTERLY RESULTS (UNAUDITED)
          -----------------------------

The following tables present unaudited quarterly financial information (in thousands) for the eight quarters of 2001 and 2000. The financial information presented for the first three quarters of 2000 has been restated and gives effect to the accounting change discussed in Note 2. The Company's year-end is December 31, with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter.


                                          Quarter Ended (Unaudited)
                                ---------------------------------------------
                                Dec. 31,     Sep. 30,    July 1,    April 1,
                                  2001        2001        2001        2001
                                --------     --------    --------   --------
Net sales..................   $  41,418    $ 42,659     $ 43,983   $ 44,250
Gross margin...............      14,427      13,212        8,528      6,079
Special charges............      41,700       4,513        8,116        --
Net loss...................     (62,046)    (14,738)     (27,124)   (24,056)



                                          Quarter Ended (Unaudited)
                                ---------------------------------------------
                                Dec. 31,     Oct. 1,    July 2,    April 2,
                                  2000        2000        2000        2000
                                --------     --------    --------   --------
Net sales..................   $  56,010    $ 66,216     $ 61,143   $ 55,844
Gross margin...............      15,538      24,669       25,296     21,989
Special charges............      14,753       1,545        1,191        --
Net loss...................     (25,211)     (7,876)      (6,353)   (18,737)


NOTE 16.    FINANCIAL RESTRUCTURING AND REORGANIZATION
            ------------------------------------------

As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net stockholders' deficiency and its business and financial growth were negatively affected by the extremely difficult business climate. These conditions raise substantial doubt about the Company's ability to continue as a going concern and have lead to the need to restructure the Notes.

ZiLOG filed a pre-packaged Reorganization Plan was filed with the bankruptcy court of the Northern District of California on February 28, 2002 and the bankruptcy court has set a hearing for the confirmation of the Reorganization Plan for April 30, 2002. After such confirmation, the Company expects to exit from bankruptcy by the middle of May, 2002 or as soon as practicable thereafter.

The Company will continue to operate its business in Chapter 11 in the ordinary course and has obtained the necessary relief from the bankruptcy court to pay employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of the Notes, are not impaired under the Reorganization Plan.


Under the Reorganization Plan, the Notes will be cancelled. Each noteholder will receive, in exchange for its senior notes, its pro rata share of:

o 100% of ZiLOG's newly-issued common stock, except for 14%, which will be issued or reserved for issuance to employees, consultants, and directors under a management incentive plan.

o 100% of the newly issued series A preferred stock issued by a currently wholly-owned subsidiary, MOD III, Inc. Holders of MOD III series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III series A preferred stock from the net proceeds of the sale of the MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which the Company will transfer to MOD III when the Reorganization Plan becomes effective and from certain operating lease proceeds. Dividends will accrue on the MOD III series A preferred stock at 9 1/2% per annum.

o 50% of MOD III's newly issued series B preferred stock. ZiLOG will retain the remaining 50% of the new MOD III series B preferred stock. Holders of the new MOD III series B preferred stock will be entitled to receive the net sale proceeds from any sale of MOD III's assets in excess of $30 million plus accrued but unpaid dividends on the new MOD III series A preferred stock.

o The Reorganization Plan provides for the cancellation of all currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to the Company's outstanding preferred and common shares will be extinguished. Each holder of common stock will, however, receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The Reorganization Plan also provides for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. Upon the Reorganization Plan's effectiveness, the Company will, among other things, revise its charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.

Historical background to the Reorganization Plan

The Notes were issued in connection with ZiLOG's going-private transaction in 1998. Since then, the Company's business and financial growth have been negatively affected by the extremely difficult business climate in which it has been operating.

In March 2001, ZiLOG retained Lazard Freres & Co., LLC as financial advisor to assist in exploring a number of strategic alternatives. Also in March of 2001, Lazard began the process of soliciting bids for the sale of all or parts of the Company. Although the Company received a number of proposals, each of these contained significant financing or due diligence contingencies. After consultation with its financial advisor, ZiLOG determined that these contingencies could seriously jeopardize the likelihood that a strategic transaction could be consummated.

In July 2001, holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of the Notes formed an informal group to discuss and negotiate the terms of a possible restructuring plan. All members of this group executed confidentiality agreements and on July 13, 2001, members of ZiLOG's management met with these holders and their counsel to discuss a possible restructuring.

Discussions continued over the course of the summer and fall of 2001. During the course of these discussions, the Company concluded that the best vehicle to achieve a restructuring of the Notes was through consummation of a voluntary pre-packaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. On November 27, 2001, the Company reached a non-binding agreement regarding the terms of a reorganization plan with this informal group of noteholders.

On January 28, 2002, the Company commenced solicitation of acceptances of the Reorganization Plan from the holders of the Notes and Series A stock. No voting was solicited from holders of the Company's common stock. In connection with this solicitation, ZiLOG entered into lock-up agreements with members of the noteholders' group. Under the lock-up agreements, the members of the noteholders' group agreed, among other things and subject to certain conditions, to vote to accept the Reorganization Plan.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of the Notes accepted the Reorganization Plan and there were no votes to reject the Reorganization Plan. All of the holders of preferred stock who voted also accepted the Reorganization Plan.

The Company believes that consummation of the Reorganization Plan will substantially reduce uncertainty with respect to ZiLOG's future and better position it to develop new products and maintain and expand its customer base by focusing on its core business. ZiLOG is a pioneer in the semiconductor industry and has a well-recognized brand. It is expected that the retirement of the Notes will allow the Company to devote more resources towards developing and expanding its core business. There can be no assurance that the Company will be successful in consummating the Reorganization Plan, however management believes that completion of the Reorganization Plan will provide a stronger financial base upon which to focus and execute its business plans. The consolidated financial statements do not include any adjustments that reflect the restructuring or other events contemplated by the Reorganization Plan.


NOTE 17.    SUBSEQUENT EVENT (UNAUDITED)
            ----------------------------

In January 2002, ZiLOG terminated development of its Cartezian family of 32-bit RISC microprocessors. As a result, the Company will close its Austin, Texas Design Center and will reduce its workforce by approximately 50 people in both research and development, as well as its sales general and administrative organizations. The Company expects to incur special charges of approximately $3.5 million in the first quarter of 2002 to cover costs of severance, relocation, and asset impairment write-offs.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 21, 2001, ZiLOG dismissed Ernst & Young LLP as its independent auditors. This dismissal was recommended by ZiLOG's Audit Committee and approved by the Company's Board of Directors. Also, on December 21, 2001, the Company engaged KPMG LLP as its principal accountant to audit its financial statements.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information regarding individuals who currently serve as our directors or executive officers. Each director will hold office until the next annual meeting of stockholders or until his or her successor is elected and qualified. If the Reorganization Plan is approved and becomes effective, we do not expect that John W. Marren and William S. Price, III, will continue as directors. We expect that certain new directors will be elected. Officers are appointed by the Board of Directors and serve at the Board's discretion. The executive officers listed below serve on our Executive Council, which meets periodically to advise the CEO concerning certain matters.

       Name                                      Age                    Position
       ----                                      ---                    --------
John W. Marren .........................         39        Director
William S. Price, III...................         46        Director
James M. Thorburn........................        46        Chairman, Chief Executive Officer and Director
Michael D. Burger.......................         43        President and Director
Gerald J. Corvino.......................         54        Executive Vice President and Chief Information Officer
Perry Grace.............................         44        Vice President and Chief Financial Officer
Daniel M. Jochnowitz.....................        40        Vice President, General Counsel and Secretary

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

William S. Price III became a director of the Company upon consummation in 1998. Mr. Price was a founding partner of Texas Pacific Group in 1993. Prior to forming Texas Pacific Group, Mr. Price was Vice President of Strategic Planning and Business Development for GE Capital, and from 1985 to 1991 he was employed by the management consulting firm of Bain & Company, attaining partnership status and acting as co-head of the Financial Services Practice. Mr. Price is a graduate of Stanford University and received a Juris Doctorate degree from the Boalt Hall School of Law at the University of California, Berkeley. Mr. Price is Chairman of the Board of Favorite Brands International, Inc. and Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Boards of Directors of Continental Airlines, Inc., Del Monte Foods, Denbury Resources, Inc., Vivra Specialty Partners, Inc., Landis & Gyr, Belden & Blake Corporation, Punch Taverns, Aerfi, and American Center for Wine, Food and Arts.

James M. Thorburn was appointed Chief Executive Officer, Chairman of the Board, and a director in January 2002. In March 2001, Mr. Thorburn was appointed the acting Chief Executive Officer and President. He is also employed by Texas Pacific Group as a consultant. Prior to his joining us, Mr. Thorburn was Senior Vice President and Chief Operating Officer of ON Semiconductor. From May 1998 until August 1999, Mr. Thorburn served as our Senior Vice President and Chief Financial Officer. Prior to May 1998, Mr. Thorburn was the Vice President of Operations Finance at National Semiconductor. During his 17-year career at National Semiconductor, Mr. Thorburn managed the financial needs for National Semiconductor's Communications and Computing Group, Analog Division and European Operations. Mr. Thorburn holds a Bachelor of Science degree in Economics from the University of Glasgow, Scotland and is a qualified accountant with the Institute of Chartered Management Accountants.

Michael D. Burger was appointed President and a director in January 2002. In April 2001, Mr. Burger was appointed Executive Vice President and General Manager of the Connecting Technology Business Unit. He joined us in December 1998 as Senior Vice President of Worldwide Sales. Before joining us, Mr. Burger was Vice President of Worldwide Marketing and Sales at QuickLogic Corporation. Prior to QuickLogic, Mr. Burger was the Vice President and Managing Director for National Semiconductors ASICs Division based in Hong Kong. Mr. Burger holds a Bachelor of Science degree in Electrical Engineering from New Mexico State University. He is a graduate of Stanford's Executive Management Program.

Gerald J. Corvino was appointed Executive Vice President in January 2002. In June 1998, Mr. Corvino was appointed Senior Vice President and Chief Information Officer. Beginning in 1996, 1994 and 1979 respectively, Mr. Corvino held the position of CIO for Oracle Corporation, CIO for AT&T Microelectronics, and Vice President Corporate Information Services at Amdahl. Mr. Corvino studied three years toward a Bachelor of Science in Mathematics at Boston College and is certified for Managing Information Systems Resources from Harvard Business School.

Perry Grace was appointed Vice President and Chief Financial Officer for ZiLOG in July 2001. Prior to ZiLOG, Mr. Grace served as Vice President of Finance and Chief Financial Officer for Ramp Networks, an Internet security appliance provider acquired by Nokia in 2001. Prior to Ramp Networks, Mr. Grace was employed by National Semiconductor Corporation from 1987 to 1999, where he held several finance and controller positions. Mr. Grace holds a Bachelor of Science degree in Accounting and Finance, Commercial Law, and Computer Science from Deakin University in Geelong, Australia, and is a chartered accountant.

Daniel J. Jochnowitz was appointed Vice President, General Counsel and Secretary for ZiLOG in June 2001. Prior to ZiLOG, Mr. Jochnowitz served as Senior Corporate Counsel for Inktomi Corporation. Prior to Inktomi, Mr. Jochnowitz was the Senior Vice President and General Counsel for BHP Power, Inc. Earlier in his career, Mr. Jochnowitz worked for O'Melveny & Meyers; Milbank, Tweed, Hadley & McCloy; and Milgrim Thomajan & Lee PC. He also clerked for the Honorable William E. Doyle of the Tenth Circuit Court of Appeals in Denver, Colo. Mr. Jochnowitz received a Bachelor of Arts degree and a Juris Doctorate from Columbia University.



ITEM 11. EXECUTIVE COMPENSATION

Employment Contracts and Termination of Employment and Change in Control Arrangements

In connection with our plan of reorganization, we entered into a two-year employment agreement, dated January 7, 2002, with our Chief Executive Officer and Chairman, James M. Thorburn. This agreement provides that: (1) Mr. Thorburn will be employed as our Chairman and Chief Executive Officer and will be paid an annual salary of $800,000; (2) Mr. Thorburn will be eligible to earn an annual incentive payment in an amount between 25% and 200% of his annual base salary based on our annual EBITDA; (3) on the effective date of the plan of reorganization, Mr. Thorburn will be eligible to receive up to 4% of the shares of our common stock in options and restricted stock; and (4) Mr. Thorburn will receive a signing bonus of $650,000 upon the fulfillment of certain conditions. These conditions were met as of February 28, 2002 and the signing bonus was paid to Mr. Thorburn on March 8, 2002.

Mr. Thorburn's employment agreement automatically terminates on the second anniversary of the Effective Date. In the event that, before such second anniversary, we terminate Mr. Thorburn's employment without cause, or Mr. Thorburn resigns at any time for good reason, we shall pay to Mr. Thorburn the greater of (a) 180% Mr. Thorburn's base salary, or (b) Mr. Thorburn's base salary for the balance of the term of the agreement plus an additional amount equal to 80% of Mr. Thorburn's base salary for the balance of the term of the agreement. For the purposes of this employment agreement, "cause" means one or more of the following: (i) Mr. Thorburn's material breach of the agreement; (ii) Mr. Thorburn's failure to reasonably and substantially perform his duties under the agreement; (iii) Mr. Thorburn's willful misconduct or gross negligence which materially injures us; or (iv) Mr. Thorburn's conviction or plea of nolo contendere to (A) a felony, or
(B) other serious crime involving moral turpitude. Also for the purposes of this agreement, "good reason" means a material diminution in Mr. Thorburn's duties and responsibilities set forth in his employment agreement. Upon any change in control prior to the effective date of the plan of reorganization, Mr. Thorburn will be entitled to a percentage of the purchase price of the company equal to (i) 2.14% of the purchase price, plus (ii) the difference between (a) 1.86% of the purchase price and (b) the price per share that Mr. Thorburn would be obligated to pay to acquire 1.86% of the stock under the applicable stock option agreement, plus (iii) one year's base salary and annual bonus.

If Mr. Thorburn decides to terminate his employment with us, with or without good reason, within thirty days following a change of control, we shall pay Mr. Thorburn the balance of his then current base salary for the remainder of the term of his employment agreement plus an amount equal to 80% of Mr. Thorburn's then current base salary. In addition, we will accelerate the vesting on all stock, stock options and other stock awards held by Mr. Thorburn.


Compensation of Directors

As of December 31, 2001, each outside director receives an option grant of 15,000 shares of common stock effective as of the date of their commencement as a member of the Board of Directors. On each outside director's anniversary date of the commencement of their term as a member of the Board, they shall receive an annual stock option grant of 7,500 shares. Beginning January 2001, a cash retainer of $20,000 per annum was paid to each outside director. Each outside director also receives $1,000 per meeting of the Board or any committee of the Board whether the outside director appears in person or by telephone and reimbursement of reasonable expenses incurred to attend such meeting of the Board or committee meeting. This compensation is not paid pursuant to consulting contracts. The Company's other directors currently do not receive any compensation for service on the Board of Directors. There are no family relationships between any directors or executive officers of the Company. Compensation for outside directors is currently being reviewed and may change.


Compensation Committee Report

Our compensation program for officers is administered by the Compensation Committee of the Board of Directors, which is currently composed of Mr. Price.

Our compensation policy for executive officers is designed to support the overall objective of enhancing value for shareholders by attracting, developing, rewarding and retaining highly qualified and productive individuals, relating compensation to both our performance and individual performance, and ensuring compensation levels that are externally competitive and internally equitable.

The key elements of our current executive officer compensation consist of base salary, a cash bonus, stock options and restricted stock for executive officers. The Compensation Committee's policies with respect to each of these elements, including the bases for the compensation awarded to Mr. Thorburn, are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by us to the individual, including insurance and other benefits.

Prior to January 2002, Mr. Thorburn was paid pursuant to a contract between TPG Partners II, L.P., and Mr. Thorburn. Under this contract, Mr. Thorburn was paid by us $3,000/per day, plus reimbursement for reasonable expenses.

The Committee reviews each officer's salary annually. In determining appropriate salary levels, consideration is given to scope of responsibility, experience, Company and individual performance, as well as pay practices of other companies relating to executives with similar responsibility.


In determining compensation for Mr. Thorburn, the Compensation Committee considered the role he played in cutting costs and refocusing our business as well as pay practices at other technology companies of comparable size and Mr. Thorburn's past business experience.

Our officers may be considered for annual cash bonuses, which are awarded based on our meeting certain financial goals.

In awarding a bonus to executive officers, the Compensation Committee reviews compensation levels and financial results available to it for executive officers for similarly sized technology companies, as well as those companies located near the Company's headquarters.

In 2001, our financial performance goals were met for the executive officers. Consequently, the executive officers received a bonus based upon the Company's financial performance in the year 2001. Mr. Thorburn and other executive officers that remained employed by us in the first quarter of 2001 received the long-term components of bonuses paid to them in 1998 and 1999.

Under the ZiLOG 1998 Long Term Stock Incentive Plan and the ZiLOG 1998 Executive Officer Stock Incentive Plan, restricted shares, stock units and stock options may be granted to the Company's employees, including executive officers, directors and consultants. Grants are determined by the Compensation Committee after recommendation by the Company's management, and the number of options or shares granted under either plan is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability.

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


Compensation Committee Members:

/s/   William S. Price, Chairman


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

In 2001, the compensation committee was comprised of William S. Price III, Chairman, Richard S. Friedland and Murray A. Goldman. Mr. Friedland and Mr. Goldman resigned as members of the Board of Directors and the Compensation Committee on December 31, 2001. There were no Compensation Committee Interlocks as that term is defined under Item 402 (j) of Regulation S-K as promulgated under the Securities Exchange Act of 1934, as amended, among the committee members. The Acting Chief Executive Officer and President of the Company, the Senior Vice President of Human Resources and the General Counsel provided staff to support this committee. None of the Chairman of the Company, the Senior Vice President of Human Resources nor the General Counsel participated in the deliberations concerning their own respective compensation.







SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officers and the four other most highly compensated executive officers who were serving as executive officers as of December 31, 2001, 2000, and 1999, (collectively, the "Named Executive Officers"):



                                                        Annual Compensation
                                              ----------------------------------------------    Long-Term Compensation
                                                                                                        Awards
                                                                              Other        -----------------------------     All
                                                                              Annual        Restricted     Securities       Other
Name and                                                                     Compensa-        Stock        Underlying     Compensa-
Principal Position                 Year      Salary ($)     Bonus ($) (1)     tion ($)     Awards ($)      Options (#)   tion ($)(2)
--------------------------------   -----    ------------   --------------  -------------- ------------   --------------  -----------
James M. Thorburn...............   2001    $  574,000     $     --        $     --       $     --             --       $   8,743(3)
Chairman, Chief Executive          2000          --             --              --             --             --             --
Officer and Director               1999       158,796          195,000(4)    108,061(5)        --             --           2,400

Curtis J. Crawford (15).........   2001       204,463       10,236,730(16)   121,087(17)       --             --       1,013,958(18)
Chairman, President and Chief      2000       885,216           --            58,155(19)       --          400,000           1,450
Executive Officer, Director        1999       839,231        1,380,000        47,026(20)    750,000(21)       --             2,400

Michael D. Burger...............   2001       281,087          204,416(6)       --             --            --               828(7)
President and Director             2000       217,493           --              --             --           54,500           --
                                   1999       226,569          220,000          --             --            --             3,491(8)

Gerald J. Corvino...............   2001       280,074          204,316(9)       --             --            --          293,613(10)
Executive Vice President and       2000       222,778           --           131,250(11)       --           49,500         2,400
Chief Information Officer          1999       232,944          220,000           734(12)       --            --            2,400

Perry Grace (22)................   2001        88,702           95,950(13)      --             --            --              --
Vice President and Chief           2000         --              --              --             --            --              --
Financial Officer                  1999         --              --              --             --            --              --


Daniel M. Jochnowitz (23).......   2001        92,977           47,760(14)      --             --           30,000         1,523
Vice President, General Counsel    2000         --              --              --             --            --              --
and Secretary                      1999         --              --              --             --            --              --



(1) For each named executive in the table above, one-half of the amount indicated is a long-term bonus earned in 1999 of which 50% of that amount was paid in February 2000 and 25% was paid in February 2001 and 2002. Such long-term bonuses require that the executive be employed by ZiLOG, Inc. at the time of payment.
(2) Unless otherwise indicated, amounts represent the Company's matching contributions to the ZiLOG, Inc. Tax-Deferred 401(k) Investment Plan.
(3)      Represents deferred compensation plan distribution.
(4)      Represents a prorated long-term bonus paid in advance.
(5) Represents a realized gain of $105,000 on the exercise of 70,000 stock options in 1999, and accrued vacation paid of $3,061 upon termination of employment.
(6)      Represents quarterly incentive bonuses.
(7)      Represents deferred compensation plan distribution.
(8)      Represents imputed interest on a personal loan made to Mr. Burger.
(9)      Represents quarterly incentive bonuses.
(10)     Deferred compensation plan distribution of $291,063.
(11) Represents realized gain on the exercise of 37,500 stock options in 2000.
(12)     Represents airfare for family members.
(13) Represents a sign-on bonus of $55,000 and a quarterly incentive bonus of $40,950.
(14)     Represents quarterly incentive bonuses.
(15) Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.
(16)     Represents payment of a contractual obligation paid at termination.
(17)     Represents payment of accrued vacation at termination.
(18)     Deferred compensation plan distribution of$1,011,558.
(19)     Represents payroll gross-up for taxable moving expenses.
(20)     Represents the amount paid for relocation expenses.
(21) Reflects earnings relating to a grant of 300,000 shares of our common stock to Mr. Crawford. These shares were initially issued as restricted stock, though in 1999 these restrictions lapsed. No dividends will be paid on these shares.
(22)     Mr. Grace commenced employment with the Company in July 2001.
(23)     Mr. Jochnowitz commenced employment with the Company in June 2001.




OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth further information regarding option grants to each of our Named Executive Officers during 2001. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price, and appreciation of 5% and 10% from the date the option was granted to the end of the option terms.



                                                Individual Grants                              Potential Realized
                                   ------------------------------------------                   Value at Assumed
                                               % of Total                                        Annual Rates of
                                    Number of    Options                                          Stock Price
                                   Securities   Granted to                                      Appreciation for
                                   Underlying   Employees    Exercise                              Option Term
                                     Options     in Fiscal    Price           Expiration   -------------------------
          Name                       Granted       Year       ($/SH)             Date           5%($)        10%($)
-----------------------------       ----------  ----------  ----------        ----------   -------------------------
Daniel M. Jochnowitz.........        30,000(1)     12.1%      $6.00   (2)      06/25/11    $  113,201    $   286,874



(1) Mr. Jochnowitz's options vest and become exercisable at the rate of 25% on each of the first four anniversaries following the option grant date.
(2) This option was granted at the fair value for our common stock at the grant date, as determined by our board of directors.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2001

The following table provides information regarding the aggregate option exercises and fiscal year-end option values for each of the Company's Named Executive Officers for the year ended December 31, 2001. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of our common stock on December 31, 2001, as determined by our board of directors to be $6.00 per share.



                                                           Number of
                                                      Securities Underlying         Value of Unexercised
                                                       Unexercised Options          In-The-Money Options
                           Acquired                   at Fiscal Year End (#)         at Fiscal Year End ($)
                           Shares on     Value      ---------------------------  ----------------------------
       Name                Exercise(#)  Realized($)  Exercisable   Unexercisable   Exercisable   Unexercisable
------------------------    --------   ----------   ---------------------------  ----------------------------
James M. Thorburn.......       --       $  --              --            --      $       --       $     --
Curtis J. Crawford......       --          --       1,500,000            --       3,375,000             --
Michael D. Burger.......       --          --         159,500        75,000         501,500        157,500
Gerald J. Corvino.......       --          --          98,250        63,750         291,500        131,250
Perry Grace.............       --          --              --            --              --             --
Daniel M. Jochnowitz....       --          --              --        30,000              --             --





ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of ZiLOG, Inc. common and preferred stock as of March 1, 2002, by
(i) each stockholder known by the Company to be the beneficial owner of more than five percent of ZiLOG, Inc. common or preferred stock, (ii) each of the directors of ZiLOG, Inc., (iii) each of the Named Executive Officers, and (iv) all current executive officers and directors of ZiLOG, Inc. as a group.



                                                Series A                                   Class A Non-voting
                                             Preferred Stock           Common Stock           Common Stock
                                           -------------------     --------------------  ----------------------
                                           Amount                    Amount                Amount
                                            and                       and                   and
                                          Nature of                 Nature of             Nature of
                                           Benefi-                   Benefi-               Benefi-
                                            cial        Percent       cial      Percent     cial        Percent
          Name and Address                 Owner-         of         Owner-       of       Owner-         of
         of Beneficial Owner               ship(1)       Class       ship(1)    Class(2)   ship(1)       Class
---------------------------------------    -------       ------    ----------   -------  ----------     ------
TPG Partners II, L.P. (3)..............    242,343        96.9%    26,172,770    81.7%    9,693,620      96.9%
201 Main Street
Suite 2420
Fort Worth, TX  76102

Cede & Co. Depository Trust Company....       --           --       2,831,016     8.8        --            --

Curtis J. Crawford (4),(9).............      2,127          *       2,129,786     6.7        85,106        *

Michael D. Burger (5)..................       --           --         159,500      *         --            --

Gerald J. Corvino (6)..................       --           --         135,750      *         --            --

James M. Thorburn......................       --           --          70,000      *         --            --

Perry Grace............................       --           --            --        --        --            --

Daniel M. Jochnowitz...................       --           --            --        --        --            --

John W. Marren (7).....................       --           --            --        --        --            --

William S. Price, III (8)..............       --           --            --        --        --            --

All current executive..................       --           --         365,250     1.1        --            --
officers and directors,
as a group (7 persons)




-------------------
*        Less than 1 percent.

(1) Unless otherwise indicated, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Applicable percentage ownership is based upon 32,017,272 shares of common stock outstanding at March 1, 2002.
(3) Includes 2,328,330 and 1,523,256 shares of common stock; 862,344 and 564,168 shares of Class A non-voting common stock; and 21,559 and 14,104 shares of preferred stock held by TPG Investors II, L.P. and TPG Parallel II, L.P., respectively.
(4) Includes 1,500,000 shares, which Mr. Crawford has the right to acquire within 60 days of March 1, 2002 through the exercise of options.
(5) Includes 159,500 shares, which Mr. Burger has the right to acquire within 60 days of March 1, 2002 through the exercise of options.
(6) Includes 98,250 shares, which Mr. Corvino has the right to acquire within 60 days of March 1, 2002 through the exercise of options.
(7) Mr. Marren serves as a director for the Company and also is a partner of TPG Partners II, L.P., and disclaims beneficial ownership of such securities, except to the extent of his respective pecuniary interests therein.
(8) Mr. Price serves as a director for the Company and also is a partner of TPG Partners II, L.P., and disclaims beneficial ownership of such securities except to the extent of his respective pecuniary interests therein.
(9) Curtis J. Crawford resigned as Chairman of the Board, President and Chief Executive Officer effective March 16, 2001.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



See Note 12 to the consolidated financial statements for a discussion of related party transactions.




                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Consolidated Financial Statements and Supplementary Data:

                  Report of KPMG LLP, Independent Auditors..........................................pg. 38

                  Report of Ernst & Young LLP, Independent Auditors.................................pg. 40

                  Consolidated Balance Sheets as of December 31, 2001 and 2000......................pg. 41

                  Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000, and 1999.................................................pg. 42

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000, and 1999.................................................pg. 43

                  Consolidated Statements of Stockholders' Deficiency for the Years
                  Ended December 31, 2001, 2000, and 1999...........................................pg. 44

                  Notes to Consolidated Financial Statements........................................pg. 45

         2.       Financial Statement Schedules

         The Financial Statement Schedule listed below is filed as part of this Report:

                                                                   Form 10-K
                                                                       Page
                                                                   ----------

               Schedule II   Valuation and Qualifying Accounts         II-1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b)      Reports on Form 8-K
         The Company filed a Current Report on Form 8-K on December 28, 2001, in which it reported a change in its certifying accountant under Item 4.

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

        ZiLOG, INC.


By:   /s/ JAMES M. THORBURN                          Date: April 12, 2002
    --------------------------------
         (James M. Thorburn)
         (Chairman, Chief Executive Officer and Director)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signatures                                Title                                  Date
              ----------                                -----                                  ----

/s/     JAMES M. THORBURN                Chairman, Chief Executive Officer,
-------------------------                        and Director                             April 12, 2002
       (James M. Thorburn)

/s/     MICHAEL D. BURGER                      President and Director                     April 12, 2002
-------------------------
       (Michael D. Burger)


/s/     PERRY GRACE                      Vice President and Chief Financial               April 12, 2002
---------------------                             Officer
       (Perry Grace)


/s/     JOHN W. MARREN                                Director                            April 12, 2002
-----------------------
       (John W. Marren)


/s/     WILLIAM S. PRICE, III                         Director                            April 12, 2002
-----------------------------
       (William S. Price)




                               EXHIBIT INDEX
       Exhibit
         No.                        Description
       -------                      -----------

     2.1 (a)    Agreement and Plan of Merger, dated as of July 20, 1997,
                between TPG Partners II, L.P. and ZiLOG Inc. (the
                Recapitalization Agreement).
                NOTE: Pursuant to the provisions of paragraph (b) (2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any Schedule to the Recapitalization Agreement.
     2.2 (a)    Amendment Number One to the Recapitalization Agreement,
                dated as of November 18, 1997, by and between TPG Partners
                II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
     2.3 (a)    Amendment Number Two to the Recapitalization Agreement,
                dated as of December 10, 1997, by and between TPG Partners
                II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
     2.4 (a)    Amendment Number Three to the Recapitalization Agreement,
                dated as of January 26, 1998, by and between TPG Partners
                II, L.P., TPG Zeus Acquisition Corporation and ZiLOG, Inc.
     3.1 (a)    Certificate of Incorporation of ZiLOG, Inc.
     3.2 (a)    Certificate of Merger of TPG Zeus Acquisition Corporation
                into ZiLOG, Inc filed with the Delaware Secretary of State on February 27, 1998.
     3.3 (a)    Bylaws of ZiLOG, Inc.
     3.4 (a)    Certificate of Designation of Series A Cumulative Preferred
                Stock of ZiLOG, Inc.
     3.5 (b)    Certificate of Amendment of Certificate of Incorporation of
                ZiLOG, Inc.
     4.1 (a)    Stockholders Voting Agreement dated as of July 20 1997, by and among TPG Partners II, L.P., on the one hand, and
                Warburg, Pincus Capital Company, L.P. and Warburg, Pincus &
                Co., on the other hand.
     4.2 (a)    Stockholders' Agreement dated as of February 27, 1998, by
                and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors
                II, L.P., TPG Parallel II, L.P. and certain other
                stockholders of ZiLOG, Inc.
     4.3 (a)    Letter Agreement, dated as of November 18, 1997, by and
                among TPG Partners II, L.P., Warburg, Pincus Capital
                Company, L.P. and Warburg, Pincus & Co., and ZiLOG, Inc.
     4.4 (a)    Form of 9.5% Senior Secured Notes due 2005 of ZiLOG, Inc.
     4.5 (a)    Indenture, dated as of February 27, 1998, by and among
                ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company and State
                Street Bank and Trust Company.
                NOTE: Pursuant to the provisions of paragraph (b) (2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Indenture.
     4.6 (a)    Purchase Agreement dated as of February 23, 1998, by and
                among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA Company,
                Goldman, Sachs & Co., BancBoston Securities Inc. and
                Citicorp Securities, Inc.
     4.7 (a)    Registration Rights Agreement dated as of February 27,
                1998, by and among ZiLOG, Inc., ZiLOG Europe, ZiLOG TOA
                Company, Goldman, Sachs, & Co., BancBoston Securities Inc.
                and Citicorp Securities, Inc.
     4.8 (a)    Company Security Agreement dated as of February 27, 1998 by and between ZiLOG, Inc. and State Street Bank and Trust
                Company.
                NOTE: Pursuant to the provisions of paragraph (b)(2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Company Security Agreement.
     4.9  (a)   Subsidiary Security Agreement dated as of February 27,
                1998 by and among each of the direct and indirect ZiLOG,
                Inc. Subsidiary signatories thereto and State Street Bank
                and Trust Company. NOTE: Pursuant to the provisions of
                paragraph (b) (2) of item 601 of Regulation S-K, the
                Registrant hereby undertakes to furnish to the Commission
                upon request copies of any schedule to the Subsidiary
                Security Agreement.
     4.10 (a)   Company Pledge Agreement dated as of February 27, 1998 by
                and between ZiLOG, Inc. and State Street Bank and Trust
                Company.
                NOTE: Pursuant to the provisions of paragraph (b)(2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Company Pledge Agreement.
     4.11 (a)   Subsidiary Pledge Agreement dated as of February 27, 1998
                by each of the direct and indirect ZiLOG, Inc. Subsidiary
                signatories thereto and State Street Bank and Trust
                Company. NOTE: Pursuant to the provisions of paragraph
                (b)(2) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of any schedule to the Subsidiary Pledge Agreement.
     4.12 (a)   Company and Subsidiary Patent and Trademark Security
                Agreement, dated as of February 27, 1998 by and among
                ZiLOG, Inc., each of the direct and indirect domestic
                ZiLOG, Inc. Subsidiary signatories thereto and State Street
                Bank and Trust Company.
                NOTE: Pursuant to the provisions of paragraph (b) (2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Company and Subsidiary Patent and
                Trademark Security Agreement.
     4.13 (a)   Copyright Security Agreement dated as of February 27, 1998 by ZiLOG, Inc., each of the direct and indirect ZiLOG, Inc.
                Subsidiary signatories thereto and State Street Bank and
                Trust Company. NOTE: Pursuant to the provisions of
                paragraph (b) (2) of Item 601 of Regulation S-K, the
                Registrant hereby undertakes to furnish to the Commission
                upon request copies of any schedule to the Copyright
                Security Agreement.
     4.14 (a)   Stockholders' Agreement, dated as of March 26, 1998, by and among ZiLOG, Inc., TPG Partners II, L.P., TPG Investors II,
                L.P. TPG Parallel II, L.P. and certain other stockholders
                of ZiLOG.
     10.1(a)    Contract of Lease, dated March 22, 1979, by and between
                ZiLOG Philippines, Inc. and Fruehauf Electronics Phils.
                Corporation.
                NOTE: Pursuant to the provisions of paragraph (b)(2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Contract of Lease.
      10.2 (c)  Credit Agreement dated December 30, 1998, by and between
                ZiLOG, Inc. and The CIT Group/ BusinessCredit, Inc.
     10.2.1(f)  Amendment Number One to the Credit Agreement, by and
                between ZiLOG, Inc. and The CIT Group/Business Credit, Inc.
     10.2.2(f)  Amendment Number Two to the Credit Agreement, dated August
                18, 2000, by and between ZiLOG, Inc. and The CIT
                Group/Business Credit, Inc.
     10.2.3(f)  Amendment Number Three to the Credit Agreement, dated
                December 27, 2000, by and between ZiLOG, Inc. and The CIT
                Group/Business Credit, Inc.
     10.3 (a)   Form of 1997 Employee Performance Incentive Plan (1).
     10.4 (a)   1997 ZiLOG Employee Performance Incentive Plan
                Administrative Guide (1).
     10.5 (a)   1997 ZiLOG Employee Performance Incentive Plan Executive
                Bonus Administrative Guide (1).
   10.8  (f)    Employment Agreement effective September 1, 2000, by and
                between Tom Vanderheyden and ZiLOG, Inc. (1)
   10.9  (f)    Employment Agreement effective November 20, 2000, by and
                between Michael Burger and ZiLOG, Inc. (1)
   10.12 (f)    Employment Agreement effective May 30, 2000, by and between
                Gerald J. Corvino and ZiLOG, Inc. (1).
   10.13 (f)    ZiLOG, Inc. 2000 Stock Incentive Plan.
   10.16        Lease, dated as of December 21, 2001, between ZiLOG, Inc.
                and The Sobrato Group.
                NOTE: Pursuant to the provisions of paragraph (b)(2) of
                item 601 of Regulation S-K, the registrant hereby
                undertakes to furnish to the Commission upon request copies of any schedule to the Lease.
   10.17 (d)    ZiLOG, Inc. 1998 Long-Term Stock Incentive Plan, as
                amended.
   10.18 (d)    ZiLOG, Inc. Executive Officer Stock Incentive Plan, as
                amended.
   10.21 (e)    Restricted Share Agreement dated January 13, 2000, by and
                between Robert D. Norman and ZiLOG, Inc.
   10.22 (d)    Restricted Share Agreement dated February 7, 2000, by and
                between Richard S. Friedland and ZiLOG, Inc.
   10.23 (d)    Restricted Share Agreement dated February 7, 2000 by and
                between Murray A. Goldman and ZiLOG, Inc.
   10.24 (d)    Restricted Share Agreement dated February 1, 2000 by and
                between Lionel Sterling and ZiLOG, Inc.
   10.25 (d)    Distributor Agreement dated February 2, 2000 by and between
                Pioneer-Standard Electronics, Inc. and ZiLOG, Inc.
   10.26 (e)    Purchase and Sale Agreement dated March 22, 2000, by and
                between ZiLOG, Inc., Dasaradha R. Gude, certain
                stockholders, Virtual IP Group, Inc., Qualcore Group, Inc.
                and Qualcore Logic Private Limited.
                NOTE: Pursuant to the provisions of paragraph (b) (2) of
                Item 601 of Regulation S-K, the Registrant hereby
                undertakes to furnish to the Commission, upon request,
                copies of any Schedule to the Purchase and Sale Agreement.
   10.27 (e)    Merger Agreement dated July 16, 2000, by and between ZiLOG,
                Inc. and Calibre, Inc. NOTE: Pursuant to the provisions of paragraph (b) (2) of Item 601 of Regulation S-K, the
                Registrant hereby undertakes to furnish to the Commission, upon request, copies of any Schedule to the Merger
                Agreement.
   18.1 (f)     Letter from Ernst & Young LLP, independent auditors,
                regarding change in accounting principle.
   21.1 (a)     Subsidiaries of ZiLOG, Inc.
   23.1         Consent of KPMG LLP, independent auditors.
   23.2         Consent of Ernst & Young LLP, independent auditors.
   25.1 (a)     Form T-1 with respect to the eligibility of State Street
                Bank and Trust Company with respect to the Indenture.

   ------------------------

   (a) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-51203) declared effective by the Securities and Exchange Commission on July 9, 1998.
   (b) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.
   (c) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
   (d) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   (e) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2000.

   (f) Incorporated herein by reference to the item of the same name filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   (1) Represents a management contract or compensatory plan or agreement.




                                                        SCHEDULE II

                                ZiLOG, INC.

                     VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)



                                                           Additions
                                                            Charged
                                           Balance at       to Costs                  Balance at
                                            Beginning          and      Deductions      Ending
                                            of Period       Expenses        (1)       of Period
                                            ---------       ---------    ---------    ---------
December 31, 2001
  Allowance for doubtful accounts........      $879            $100        $(301)        $678
                                            =========       =========    =========    =========

December 31, 2000
  Allowance for doubtful accounts........      $423            $456        $ --          $879
                                            =========       =========    =========    =========

December 31, 1999
  Allowance for doubtful accounts........      $366            $127        $ (70)        $423
                                            =========       =========    =========    =========



-----------------

(1) Uncollectable accounts written off, net of recoveries.