Form 10-Q
period 2002-03-31
ZILOG INC
filed 2002-05-15
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13748

ZiLOG, INC.
(Debtor-in-Possession as of February 28, 2002)
(Exact name of Registrant as specified in its charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

532 Race Street
San Jose, California   95126
(Address of principal executive offices)

(408) 558-8500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    As of April 30, 2002, there were 32,017,272 shares of the Company's Voting Common Stock, $.01 par value, and 10,000,000 shares of the Company's Non-Voting Common Stock, $.01 par value outstanding.

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

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG and Z80 are registered trademarks of ZiLOG, Inc.

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and April 1, 2001	**

Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and April 1, 2001	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 3. Defaults Upon Senior Securities	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

                                                    Three Months Ended
                                                 ---------------------
                                                 March 31,    April 1,
                                                    2002        2001
                                                 ---------- ----------
Net sales...................................         $36.0      $44.3
Cost of sales...............................          20.3       38.2
                                                 ---------- ----------
Gross margin................................          15.7        6.1

Operating expenses:
  Research and development..................           5.2        9.1
  Selling, general and administrative.......           8.1       13.6
  Special charges...........................           5.6        --
                                                 ---------- ----------
     Total operating expenses...............          18.9       22.7
                                                 ---------- ----------
Operating loss..............................          (3.2)     (16.6)

Other income (expense):
  Interest income...........................           0.1        0.5
  Interest expense (excludes contractual
     interest of $2,050 not recorded
     during reorganization).................          (5.0)      (7.3)
  Other, net................................           0.1       (0.3)
                                                 ---------- ----------
Loss before reorganization items, income
  taxes and loss from equity method
  investment................................          (8.0)     (23.7)
Reorganization items........................           3.8        --
Provision for income taxes..................           0.1        0.1
                                                 ---------- ----------
Loss before equity method investment........         (11.9)     (23.8)
Loss from equity method investment..........           --        (0.3)
                                                 ---------- ----------
Net loss....................................         (11.9)     (24.1)
Preferred stock dividends accrued...........          (1.4)      (1.2)
                                                 ---------- ----------
Net loss attributable to common
   stockholders.............................        $(13.3)    $(25.3)
                                                 ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

                                                              March 31,    December 31,
                                                                2002          2001
                                                             -----------  -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents..............................         $17.5        $30.7
  Accounts receivable, less allowance for doubtful
    accounts of $0.7 at March 31, 2002 and $0.7 at
    December 31, 2001 ...................................          16.2         16.7
  Inventories............................................          14.6         17.3
  Prepaid expenses and other current assets..............           4.4          3.9
                                                             -----------  -----------
          Total current assets...........................          52.7         68.6
                                                             -----------  -----------

MOD III assets held for sale.............................          30.0          --

Property, plant and equipment, at cost...................          59.4         94.5
Less: accumulated depreciation and amortization..........         (47.1)       (48.7)
                                                             -----------  -----------
   Net property, plant and equipment.....................          12.3         45.8

Other assets.............................................           1.2          1.3
                                                             -----------  -----------
                                                                  $96.2       $115.7
                                                             ===========  ===========
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Short-term debt........................................         $10.0        $12.8
  Notes payable..........................................           --         280.0
  Interest payable on notes..............................           --          22.5
  Accounts payable.......................................          13.2         13.4
  Accrued compensation and employee benefits.............           7.2          9.0
  Other accrued liabilities..............................           7.7         14.6
  Dividends payable......................................           --          16.6
  Deferred income on shipments to distributors...........           6.0          6.6
                                                             -----------  -----------
          Total current liabilities......................          44.1        375.5

Other non-current liabilities............................          14.2         14.3
Liabilities subject to compromise........................         325.2          --

Stockholders' deficiency:
  Preferred Stock, $100.00 par value; 5,000,000 shares
    authorized; 1,500,000 shares designated as Series A
    Cumulative Preferred Stock; 250,000 shares of Series
    A Cumulative Preferred Stock issued and outstanding
    at March 31, 2002 and December 31, 2001; aggregate
    liquidation preference $42.2 at March 31, 2002......           25.0         25.0

  Common Stock, $0.01 par value; 70,000,000 shares
    authorized; 32,017,272 shares issued and outstanding
    at March 31, 2002 and at December 31, 2001.
    Class A Stock, $0.01 par value; 30,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    at March 31, 2002 and December 31, 2001...............          0.4          0.4
  Deferred stock based compensation.......................         (0.5)        (0.6)
  Additional paid-in capital..............................         13.2         13.2
  Accumulated deficit.....................................       (325.4)      (312.1)
                                                             -----------  -----------
          Total stockholders' deficiency..................       (287.3)      (274.1)
                                                             -----------  -----------
                                                                  $96.2       $115.7
                                                             ===========  ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                 Three Months Ended
                                                             ----------------------
                                                             March 31,    April 1,
                                                                2002        2001
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................      ($11.9)     ($24.1)
   Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization........................         1.9        10.1
     Impairment of long lived assets......................         2.5         --
     Stock based compensation.............................         0.1         --
     Loss from disposition of equipment...................         --          0.2
   Changes in assets and liabilities:
     Accounts receivable..................................         0.5         7.0
     Inventories..........................................         2.7         5.0
     Prepaid expenses and other current and noncurrent
       assets.............................................        (0.4)        1.7
     Accounts payable.....................................        (0.2)       (0.8)
     Accrued compensation and employee benefits...........        (1.7)      (13.1)
     Liabilities subject to compromise....................         6.1         --
     Other accrued  liabilities...........................        (6.9)       (9.8)
                                                             ----------  ----------
           Net cash used by operations before
              repoganization items........................        (7.3)      (23.8)
   Reorganization items - professional fees paid..........        (2.2)        --
                                                             ----------  ----------
           Net cash used by operating activities.........         (9.5)      (23.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................        (0.9)       (3.1)
                                                             ----------  ----------
          Cash used by investing activities...............        (0.9)       (3.1)
                                                             ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments of) proceeds from short-term debt...........        (2.8)       13.0
  Proceeds from issuance of common stock..................         --          0.1
                                                             ----------  ----------
           Cash (used) provided by operating activities...        (2.8)       13.1
                                                             ----------  ----------
Decrease in cash and cash equivalents.....................       (13.2)      (13.8)
Cash and cash equivalents at beginning of period..........        30.7        40.7
                                                             ----------  ----------
Cash and cash equivalents at end of period................       $17.5       $26.9
                                                             ==========  ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2001, filed on April 12, 2002. The Company's independent auditors' report pertaining to ZiLOG's consolidated financial statements as of and for the year ended December 31, 2001 indicated that there were circumstances that existed that raised substantial doubt about ZiLOG's ability to continue as a going concern and that no adjustments have been made to the consolidated financial statements to reflect the outcome of these uncertainties.

The Company received confirmation from the U.S. Bankruptcy Court for the Northern District of California of its and ZiLOG-MOD III, Inc.'s ("MOD III") joint reorganization plan filed pursuant to chapter 11 of the Bankruptcy Code. The plan became effective on May 13, 2002 (See Note 2).

The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the 2002 presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

Upon emergence from chapter 11, ZiLOG will adopt fresh start reporting pursuant to the provisions of the American Institute of Certified Public Accountant's Statement of Position 90-7. Under statement 90-7, on the confirmation date the company's assets and liabilities will be restated to reflect their fair values, the accumulated deficit will be eliminated, and ZiLOG's debt and capital structure will be recast pursuant to the provisions of the prepackaged reorganization plan described in Note 2.

2) FINANCIAL RESTRUCTURING AND REORGANIZATION

The Company has suffered recurring losses from operations, has a net stockholders' deficiency and its business and financial growth have been negatively affected by a difficult business climate. These conditions led to the need to file for chapter 11 bankruptcy protection in order to restructure the Company's 9.5% senior secured notes (the "Notes").

ZiLOG filed a pre-packaged chapter 11 plan of reorganization with the bankruptcy court of the Northern District of California on February 28, 2002 (the "reorganization plan") and the bankruptcy court confirmed the reorganization plan as described herein on April 30, 2002. With the consummation of its new $15.0 million revolving credit facility with a commercial lender the plan of reorganization became effective on May 13, 2002.

The Company operated its business under chapter 11 in the ordinary course and had obtained the necessary approvals from the bankruptcy court to pay employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the chapter 11 filing. The claims of employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of the Notes, have not been compromised under the reorganization plan.

Under the reorganization plan, the Notes will be cancelled. Each noteholder will receive, in exchange for its Notes, its pro rata share of:

  100% of ZiLOG's newly-issued common stock, except for 14%, which will be issued or reserved for issuance to employees, consultants, and directors under a management incentive plan.

  100% of the newly issued series A preferred stock issued by ZiLOG-MOD III, its currently wholly-owned subsidiary. Holders of MOD III series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III series A preferred stock from the net proceeds of the sale of the MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which the Company will transfer to MOD III when the reorganization plan becomes effective and from certain operating lease proceeds. Dividends will accrue on the MOD III series A preferred stock at 9.5% per annum.

  50% of MOD III's newly issued series B preferred stock. ZiLOG will retain the remaining 50% of the new MOD III series B preferred stock. Holders of the new MOD III series B preferred stock will be entitled to receive the net sale proceeds from any sale of MOD III's assets in excess of $30 million plus accrued but unpaid dividends on the new MOD III series A preferred stock.

The reorganization plan also provides for the cancellation of all of ZiLOG's currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to the Company's outstanding preferred and common shares will be extinguished. Depending on how the Bankruptcy Court ultimately treats certain former shareholders of Calibre, Inc. who filed a recission claim against us, each holder of common stock will, however, receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The reorganization plan also provides for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. In order for the reorganization plan to have become effective, the Company was required to, among other things, revise its charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.

The Company believes that consummation of the reorganization plan will substantially reduce uncertainty with respect to ZiLOG's future and better position it to develop new products and maintain and expand its customer base by focusing on its core business. ZiLOG is a pioneer in the semiconductor industry and has a well-recognized brand. It is expected that the retirement of the Notes will allow the Company to devote more resources towards developing and expanding its core business. reorganization planManagement believes that completion of the reorganization plan will provide a stronger financial base upon which to focus and execute its business plans. The consolidated financial statements do not include any adjustments that reflect the restructuring or other events contemplated by the reorganization plan. Chapter 11 reorganization- related costs of $3.8 million included in the unaudited condensed debtor-in- possession statement of operations for the three months ended March 31, 2002 relate primarily to legal and other professional service fees.

Liabilities included in the unaudited condensed consolidated debtor-in-possession balance sheet at March 31, 2002, which are subject to compromise under the terms of the plan of reorganization, are summarized as follows (in millions):

Notes payable.................        $280.0
Accrued interest on Notes.....          27.2
Preferred dividends payable...          18.0
                                 ------------
  Total liabilities subject
    to compromise.............        $325.2
                                 ============

The above balance sheet amounts represent the Company's estimate of known or potential pre-petition claims. Pursuant to requirements of the Bankruptcy Code, schedules have been filed with the Bankruptcy Court setting forth its assets and liabilities. Differences between amounts recorded by ZiLOG and claims filed by creditors are being investigated and resolved after the chapter 11 bankruptcy proceedings. Such claims remain subject to future adjustment. Any such adjustments would increase or decrease the liabilities subject to compromise and reorganization costs in the period in which they have become known. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts, and proofs of claim. Payment terms for these amounts will be established in connection with the chapter 11 bankruptcy proceedings.

3) CRITICAL ACCOUNTING POLICIES

A brief description of these policies is set forth below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, ZiLOG evaluates its estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, inventory write-downs and asset impairments. ZiLOG bases its estimates on historical trends and various other assumptions that are believed to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue recognition. ZiLOG sells its products through two channels, direct sales to original equipment manufacturers (OEM) and sales through third-party distributors. During the first quarter of 2002, sales to original equipment manufacturers accounted for approximately 55% of total net sales, and sales to distributors accounted for approximately 45% of total net sales. ZiLOG applies the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" and Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." Revenues from product sales to OEMs are recognized upon transfer of title, which usually occurs upon delivery of products to a customer or its designated shipping agent. At that time, the Company provides for estimated sales returns and other allowances related to those sales. Net sales made to distributors have terms of sale allowing certain rights of return and price protection for ZiLOG products held in the distributors' inventories. Therefore, ZiLOG defers recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell its products to their customers. ZiLOG evaluates the amounts to defer based on the level of actual distributors' inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

Estimating sales returns and allowances. Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, ZiLOG analyzes historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products when initially establishing and then evaluating quarterly the adequacy of the reserve for sales returns and allowances. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on ZiLOG's judgments and estimates, particularly as to future customer demand and acceptance of our products, the Company's reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, net revenues could be adversely affected.

Allowance for doubtful accounts. ZiLOG maintains an allowance for losses that may occur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, ZiLOG analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. If the financial condition of one or more customers unexpectedly deteriorates, resulting in their inability to make payments, or if we otherwise underestimate bad debts as a result of customers' inability to pay, ZiLOG could be required to increase its allowance for doubtful accounts which could adversely affect operating results.

Estimating write-downs of excess and obsolete inventories. ZiLOG identifies excess and obsolete products and analyzes historical net sales demand forecasts, current economic trends, inventory age and historical write-offs when evaluating the net realizable value of its inventories. Write-offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions are less favorable than ZiLOG's assumptions, the Company may be required to take further write- downs of our inventory value, which could adversely impact cost of sales and operating results.

Asset Impairments. ZiLOG applies the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of long-lived Assets." ZiLOG assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

  significant changes in the manner of use of the acquired assets;

  significant changes in the strategy for ZiLOG's overall business; and

  significant negative industry or economic trends.

When ZiLOG determines that the carrying value of long- lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of future discounted cash flows. Asset impairments are recorded as a reduction in the asset value in the consolidated balance sheets and as special charges in the consolidated statements of operations. During the first quarter of 2002, ZiLOG reported special charges of $2.5 million relating to write-offs of long-lived assets. If actual market conditions or net proceeds of assets to be sold are less favorable than our assumptions, ZiLOG may be required to take further special charges for asset impairment, which could adversely impact operating results.

4) RELATED PARTY TRANSACTIONS

In January 1999 ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our principal stockholder. ZiLOG purchased services from AIT totaling approximately $0.8 million and $2.7 million during the three-month periods ended March 31, 2002, and April 1, 2001, respectively. The Company had payments due to AIT of approximately $0.4 million at March 31, 2002, and approximately $0.5 million at December 31, 2001. The Company's payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder. The Company's net sales to GlobeSpan totaled approximately $0.1 million and $2.4 million during the three-month periods ended March 31, 2002 and April 1, 2001, respectively. As of December 31, 2001, the Company had accounts receivable from GlobeSpan of approximately $0.3 million. ZiLOG had no outstanding receivable from GlobeSpan as of March 31, 2002. As of the effective date of the plan of reorganization, Texas Pacific Group and its affiliates are no longer significant shareholders of ZiLOG.

5) INVENTORIES

Inventories are stated at the lower of cost, first-in-first- out basis, or market and consisted of the following elements (in millions):

                                  March 31,   December 31,
                                     2002         2001
                                 ------------ ------------
     Raw materials.............         $1.0         $1.0
     Work-in-process...........          7.5         10.3
     Finished goods............          6.1          6.1
                                 ------------ ------------
                                       $14.6        $17.4
                                 ============ ============

6) SPECIAL CHARGES

In connection with the closure of the Company's Austin, Texas design center in the first quarter of 2002, furniture, fixtures and equipment with a book value of approximately $1.7 million were abandoned. Also in connection with this action and the streamlining of ZiLOG's sales force, severance and termination benefits of approximately $1.2 million were paid in the first quarter of 2002. Approximately $0.8 million of computer aided design software was impaired in the first quarter of 2002 as a result of the Company's decision to cancel development of the Cartezian family of 32-bit RISC microprocessors. Additionally, $1.9 million of special charges incurred during the first quarter of 2002 relate to the closure of the MOD III eight-inch wafer fabrication facility in Idaho. These costs include relocation of production activities to alternative manufacturing sites and the closure of the MOD III facility.

Special charges for the three months ended March 31, 2002, were as follows (in millions):

Asset impairments:
   Austin, Texas assets.........        $1.7
   Internal use software........         0.8
Restructuring of operations:
   Employee severance and
     termination benefits.......         1.2
   MOD III closure costs........         1.9
                                 ------------
                                        $5.6
                                 ============

The following table summarizes special charges accrual activity and ending accrual balances for the three-month period ended March 31, 2002 (in millions):

                                  Severance      Lease
                                     and      Cancellation   MOD III
                                 Termination    and Exit     Closure
                                   Benefits     Charges       Costs       Total
                                 ------------ ------------ ----------- ------------
December 31, 2001..........             $5.6         $2.8        $0.2         $8.6
Charges to expense.........              1.1        --            1.9         $3.0
Cash payments..............             (5.5)        (2.6)       (2.0)      ($10.1)
                                 ------------ ------------ ----------- ------------
March 31, 2002.............             $1.2         $0.2        $0.1         $1.5
                                 ============ ============ =========== ============

7) SEGMENT REPORTING

ZiLOG has two reportable business segments: Communications and Embedded Controls. The Company's Embedded Controls segment is comprised of two business units: Field Programmable Micro-controllers and Home Entertainment. Consistent with the rules of Statement of Financial Accounting Standards ("SFAS") No. 131 , "Disclosures about Segment of an Enterprise and Related Information", the Company has aggregated these two business units into one reportable segment because these product lines have similar gross margins and target consumer and industrial customer applications based largely on ZiLOG's Z-8 line of 8-bit micro-controllers and digital signal processors. The Communications segment is predominantly based on the Company's Z80 line of 8-bit microprocessors and serial communication devices. Net sales, EBITDA, and depreciation and amortization, included in Corporate and Other, were generated primarily from foundry work performed for manufacturing partners. EBITDA represents earnings (losses) before interest, income taxes, depreciation, amortization of intangible assets, non-cash stock compensation expenses, equity in loss of Qualcore, cumulative effect of change in accounting principle, reorganization items and special charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as a substitute for operating income or loss, net income or loss or cash flows from operating activities in analyzing our operating performance, financial position and cash flows. The EBITDA measure presented herein may not be comparable to EBITDA presented by other companies. Financial information regarding reportable segments for the three-month periods ended March 31, 2002 and April 1, 2001 are as follows (in millions):

                                                            Corporate
                                  Communica-    Embedded       and        Total
                                    tions       Control       Other    Consolidated
                                 ------------ ------------ ----------- ------------
Three Months Ended
  March 31, 2002:
Net sales........................      $14.4        $21.5        $0.1        $36.0
                                                                       ============
Loss before reorganization items,
   income taxes and loss from
   equity method investment......      --           --           --          ($8.0)
Depreciation and amortization....        0.5          1.4        --            1.9
Special charges..................      --           --            5.5          5.5
Amortization of stock based
   compensation..................      --           --            0.1          0.1
Interest income..................      --           --           (0.1)        (0.1)
Interest expense.................      --           --            5.0          5.0
                                                                       ------------
EBITDA...........................        1.7          2.5         0.2         $4.4
                                                                       ============

Three Months Ended
 April 1, 2001:
Net sales........................      $20.0        $23.2        $1.1        $44.3
                                                                       ============
Loss before reorganization items,
   income taxes and loss from
   equity method investment......      --           --           --         ($23.7)
Goodwill amortization............      --           --           (0.3)        (0.3)
Depreciation and amortization....        3.0          6.7         0.4         10.1
Interest income..................      --           --           (0.5)        (0.5)
Interest expense.................      --           --            7.3          7.3
                                                                       ------------
EBITDA...........................       (2.8)        (4.4)        0.1       $ (7.1)
                                                                       ============

Major customers: During the three months ended March 31, 2002, one distributor, Pioneer-Standard Electronics, who buys from both of our segments, accounted for approximately 10% of net sales. For the three month period ended April 1, 2001, Pioneer-Standard Electronics accounted for approximately 14% of net sales.

8) NOTES PAYABLE

ZiLOG did not make its scheduled semi-annual interest payments of $13.3 million on the outstanding 9.5% senior secured notes due 2005 (the "Notes") that were due on September 4, 2001 and March 1, 2002. As a result, the Notes became callable by the noteholders and during the third and fourth quarters of 2001, the Company classified its indebtedness under the Notes as a current liability on its balance sheet. In connection with filing the reorganization plan, ZiLOG classified the Notes as liabilities subject to compromise on its March 31, 2002 balance sheet. At March 31, 2002, an aggregate of $27.2 million in accrued interest was due on the Notes and was also classified as liabilities subject to compromise on the balance sheet. As described in Note 2, the reorganization plan filed on February 28, 2002 and confirmed on April 30, 2002 provides for extinguishment of the Notes and all related accrued interest.

9) SHORT TERM DEBT

We have a senior secured credit facility (the "Facility") from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. As of March 31, 2002, the revolving credit facility bore interest at the stated prime rate of 4.75% per annum. There were no borrowings under the capital equipment credit facility. At March 31, 2002, the Company had no calculated availability, net of borrowings of $10.0 million, under the revolving credit facility. Our default on the payment due on the Notes, and the expiration of the applicable grace period on this payment on October 4, 2001, constitutes a default under the Facility. As a result, this lender is under no obligation to make additional loans to the Company and we therefore may not be able to borrow any such additional amounts under this Facility. In addition, this lender has the option to call the loan and render the amounts outstanding under the Facility immediately due and payable.

ZiLOG entered into a new financing agreement with its current commercial lender, dated May 13, 2002, to replace the Facility with a new three-year $15.0 million senior secured revolving credit facility. The new facility is on substantially similar terms as the existing revolving credit facility, except that borrowings will bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. The Company canceled the capital expenditure line under the Facility.

10) COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three-month periods ended March 31, 2002, or April 1, 2001.

11) LEGAL PROCEEDINGS

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

We filed for protection under chapter 11 of the United States Bankruptcy Code in the Northern District of California on February 28, 2002. Prior to this filing, we solicited the acceptance of our plan of reorganization from holders of our senior notes and our preferred stock. We received unanimous acceptance of our plan of reorganization from the noteholders and preferred shareholders voting. In connection with the filing, we made several motions to the judge requesting, among other things, that we be able to pay our employees and trade creditors in the ordinary course. These motions were granted. Our plan of reorganization was confirmed on April 30, 2002, and became effective in May 13, 2002. (See Note 2)

One party has notified us that we may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. We are investigating the claims of all of these parties. We have had no further communications about any of this for more than 10 months. In the event that we determine, however, that any such notice may involve meritorious claims, we may seek a license. Based on industry practice, we believe that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on our financial condition. See Factors That May Affect Future Results - "We could be subject to claims of infringement of third- party intellectual property rights, which could result in significant expense to us and/or loss of such rights."

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

12) PREFERRED STOCK DIVIDENDS

As described in Note 9 to the Consolidated Financial Statements of the Company's 2001 Annual Report on Form 10-K, ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") accumulates dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of March 31, 2002, the Company has not paid any dividends on the Series A Stock and the corresponding accrued dividends are approximately $18.0 million. During the three-month period ended March 31, 2002, $1.4 million of dividends on Series A Stock were accrued and charged to accumulated deficit. As of the effective date of the plan of reorganization, all accumulated dividends will be extinguished in accordance with the plan.

13) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is generally effective for fiscal years beginning after June 15, 2002 and the Company is in the process of assessing the financial statement effect of its adoption. However, ZiLOG will be required to adopt SFAS 143 upon implementation of fresh-start accounting as prescribed by SOP 90-7.

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

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA in our filings with the Securities and Exchange Commission, earnings releases and investor conference calls. This pro forma financial information excludes certain non-cash charges, reorganization items and special charges, consisting primarily of depreciation and amortization, reorganization items, asset impairments, equity investments, stock-based compensation, debt restructuring, restructuring of operations and lease termination costs. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases. We also urge investors to compare our GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliations included with our press releases.

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

Critical Accounting Policies

We believe our critical accounting policies are as follows:

  revenue recognition;

  estimating sales, returns and allowances;

  estimating allowance for doubtful accounts;

  estimating write-downs of excess and obsolete inventories; and

  asset impairments.

A brief description of these policies is set forth below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for doubtful accounts, inventory write-downs and asset impairments. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue recognition. We sell our products through two channels, direct sales to original equipment manufacturers and sales through third-party distributors. During the first quarter of 2002, sales to original equipment manufacturers accounted for approximately 55% of our total net sales, and sales to distributors accounted for approximately 45% of total net sales. We apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." and Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." Revenues from product sales to OEMs are recognized upon transfer of title, which usually occurs upon delivery of our products to a customer or their designated shipping agent. At that time, we provide for estimated sales returns and other allowances related to those sales. Net sales made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors' inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

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

Allowance for doubtful accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating write-downs of excess and obsolete inventories. We identify excess and obsolete products and analyze historical net sales demand forecasts, current economic trends, inventory age and historical write-offs when evaluating the net realizable value of our inventories. Write-offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions are less favorable than our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

Asset Impairments. We apply the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of long-lived Assets." We assess the impairment of long- lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  significant changes in the manner of our use of the acquired assets;

  significant changes in the strategy for our overall business; and

  significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of future discounted cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations. During the first quarter of 2002, we reported special charges of $2.5 million relating to write-offs of long-lived assets. If actual market conditions or net proceeds of assets to be sold are less favorable than our assumptions, we may be required to take further special charges for asset impairment, which could adversely impact our operating results.

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

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol "ZLG." On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction we ceased having publicly traded equity. Since the merger was structured as a recapitalization with a continuing minority stockholder group, our financial statements still reflect our historical basis of accounting. Our restructuring activities have included streamlining various production facilities and outsourcing our assembly and some of our wafer fabrication operations. In addition, we have recently discontinued development of our Cartezian family of 32-bit microprocessors and refocused on our core 8- bit and 16-bit product lines.

We sell our products through two channels, direct sales to original equipment manufacturers and sales through third-party distributors. During the first quarter of 2002, sales to original equipment manufacturers accounted for approximately 55% of our total net sales, and sales to distributors accounted for 45% of total net sales. During the same period, our total net sales were comprised of approximately 36% domestic sales and 64% international sales.

Financial Restructuring and Reorganization

We filed a pre-packaged chapter 11 plan of reorganization with the bankruptcy court for the Northern District of California on February 28, 2002 and the bankruptcy court confirmed the plan on April 30, 2002. The plan of reorganization became effective on May 13, 2002.

We operated our business in chapter 11 in the ordinary course and had obtained the necessary relief from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the chapter 11 filing. The claims of our employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of our senior secured notes, will not be compromised under the plan.

Under the plan of reorganization, our $280M senior notes will be cancelled. Each holder will receive, in exchange for its senior notes, its pro rata share of:

  100% of our newly issued common stock, except for 14%, which will be issued or reserved for issuance to our employees, consultants, and directors under a management incentive plan.

  100% of the newly issued series A preferred stock issued by our currently wholly owned subsidiary, MOD III. Holders of MOD III series A preferred stock will be entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III series A preferred stock from the net proceeds of the sale of our MOD III fabrication plant including the facility, equipment and all other assets necessary for the operation of the facility, located in Nampa, Idaho, which we will transfer to MOD III when the plan becomes effective and from certain operation lease proceeds. Dividends will accrue on the MOD III series A preferred stock at 9.5% per annum.

  50% of MOD III's newly issued series B preferred stock. We will retain the remaining 50% of the new MOD III series B preferred stock. Holders of the new MOD III series B preferred stock will be entitled to receive the net sale proceeds from any sale of MOD III's assets in excess of $30 million plus accrued but unpaid dividends on the new MOD III series A preferred stock.

The plan of reorganization also provides for the cancellation of our currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to our outstanding preferred and common shares will be extinguished. Depending on how the Bankruptcy Court ultimately treats certain former shareholders of Calibre, Inc. who filed a recission claim against us, each holder of common stock will, however, receive a pro rata share of $50,000. Each holder of preferred stock will receive a pro rata share of $150,000.

The plan of reorganization also provides for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. In order for the reorganization planto have become effective, we were required, among other things, to revise our charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.

We believe that the restructuring will substantially reduce uncertainty with respect to our future and better position us to develop new products and maintain and expand our customer base by focusing on our core business. ZiLOG is a pioneer in the semiconductor industry and we have a well- recognized brand. We believe that the elimination of our senior secured notes will allow us to devote more resources towards developing and expanding our core business. We believe that completion of the plan will provide a stronger financial base upon which we can focus and execute to develop a successful business. Our financial statements do not include any adjustments that reflect the restructuring or other events contemplated by the plan.

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

Results of Operations

Net Sales. Overall, similar to the semiconductor industry as a whole, we have experienced several quarters of weakness in demand for many of our products that has persisted through the first quarter of 2002 and has negatively affected net sales growth for most of our product lines. Our net sales of $36.0 million in the first quarter of 2002 declined 18.6% from net sales of $44.3 million in the first quarter of 2001. This decrease in net sales was attributable primarily to lower unit shipments of communications products. Net sales of our communications segment declined 27.9% to $14.4 million in the first quarter of 2002 compared to $20.0 in the first quarter of 2001. This decline was primarily the result of lower unit shipments of serial communication controller and wireless connectivity products, offset partially by higher unit sales of modem products. The decline in our sales of communications products during the first quarter of 2002 reflects weak overall market conditions in the telecommunications sector. In the first quarter of 2002, net sales in our embedded control segment decreased 7.4% to $21.4 million, compared to $23.2 million in the same period in 2001. This decline was primarily the result of lower unit shipments of Z8 microcontrollers and peripherals products, offset partially by higher unit sales of television controller products.

Net sales by region are summarized below (in millions):

                                                   Three Months Ended
                                 --------------------------------------------------
                                        March 31, 2002           April 1, 2001
                                 ------------------------- ------------------------
                                   Dollars     % of Total    Dollars    % of Total
                                 ------------ ------------ ----------- ------------
Net sales by region:
  Americas.....................         18.6           52%       26.5           60%
  Asia, including Japan........         12.6           35%       10.8           24%
  Europe.......................          4.8           13%        7.0           16%
                                 ------------ ------------ ----------- ------------
Total                                   36.0          100%       44.3          100%
                                 ============ ============ =========== ============

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 43.6% in the first quarter of 2002, up from 13.7% in the same period of 2001. This improvement in gross margin was primarily the result of rationalizing our manufacturing cost structure. A key element of this strategy was the closure of our underutilized MOD III wafer fabrication facility in January 2002. The savings in MOD III spending were partially offset by higher spending in our five-inch manufacturing facility and from purchases of manufactured wafers from outside foundries. However, our wafer manufacturing factory utilization improved to 57% of capacity in the first quarter of 2002, compared to 29% in the first quarter of 2001, which also helped to improve gross margin. Additionally, during 2001 we implemented a multi- source assembly program with a number of Asian semiconductor assembly service providers, we moved our wafer probe operations from Idaho to the Philippines and we streamlined our final test operations. These actions also contributed to our improved gross margin in the first quarter of 2002.

Research and Development Expenses. Research and development expenses were $5.2 million in the first quarter of 2002, reflecting a 42.7% decrease from the $9.1 million of research and development expenses reported in the first quarter of 2001. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions. During the first quarter 2002, research and development expense also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our Cartezian line of 32-bit microprocessors. Additionally, in the first quarter of 2002, we renegotiated certain software license agreements and we wrote-off other surplus tools so that our design software suite is now more closely aligned with the forecast needs of our product development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.1 million in the first quarter of 2002 from $13.6 million in the first quarter of 2001. The decrease in our selling, general and administrative spending in the first quarter of 2002 reflects lower payroll-related costs as a result of lower headcount, elimination of outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller facility in San Jose, California. Excluding special charges, the headquarters move is expected to result in annual operating cost savings of approximately $4.5 million.

Special Charges. Special charges in the quarter ended March 31, 2002, were as follows (in millions):

Asset impairments:
   Austin, Texas assets.........        $1.7
   Internal use software........         0.8
Restructuring of operations:
   Employee severance and
     termination benefits.......         1.2
   MOD III closure costs........         1.9
                                 ------------
                                        $5.6
                                 ============

In connection with the closure of our Austin, Texas design center in the first quarter of 2002, we abandoned furniture, fixtures and equipment with a book value of approximately $1.7 million. Also in connection with this action and the streamlining of our sales force, we paid severance and termination benefits of approximately $1.2 million in the first quarter of 2002. Approximately $0.8 million of computer aided design software was impaired in the first quarter of 2002 as a result of our decision to cancel development of the Cartezian family of 32-bit RISC microprocessors. Additionally, we incurred a $1.9 million of special charges during the first quarter of 2002 associated with the closure of our MOD III eight-inch wafer fabrication facility in Idaho. These costs include relocation of production to alternative manufacturing sites and the closure of the facility. At March 31, 2002, approximately $0.1 million was accrued for MOD III closure costs. There were no special charges in the first quarter of 2001.

The following table summarizes special charges accrual activity and ending accrual balances for the three-month period ended March 31, 2002 (in millions):

                                  Severance      Lease
                                     and      Cancellation   MOD III
                                 Termination    and Exit     Closure
                                   Benefits     Charges       Costs       Total
                                 ------------ ------------ ----------- ------------
December 31, 2001..........             $5.6         $2.8        $0.2         $8.6
Charges to expense.........              1.1        --            1.9         $3.0
Cash payments..............             (5.5)        (2.6)       (2.0)      ($10.1)
                                 ------------ ------------ ----------- ------------
March 31, 2002.............             $1.2         $0.2        $0.1         $1.5
                                 ============ ============ =========== ============

Interest Expense. In the first quarter of 2002 our interest expense decreased to $4.9 million compared to $7.3 million in the same period of 2001. Interest expense in both years relates primarily to our senior notes issued in conjunction with our recapitalization merger in February 1998. The decrease in our interest expense in the first quarter of 2002 compared to the first quarter of 2001 primarily reflects cessation of further interest accruals on our notes payable subsequent to our filing of chapter 11 bankruptcy on February 28, 2002.

Reorganization Costs. Chapter 11 reorganization-related costs of $3.8 million included in our unaudited condensed debtor-in-possession statement of operations for the three months ended March 31, 2002 relate primarily to legal and other professional service fees.

Liabilities included in the unaudited condensed consolidated debtor-in-possession balance sheet at March 31, 2002, which are subject to compromise under the terms of the Plan of reorganization, are summarized as follows (in millions):

Notes payable.................        $280.0
Accrued interest on Notes.....          27.2
Preferred dividends payable...          18.0
                                 ------------
  Total liabilities subject
    to compromise.............        $325.2
                                 ============

Income Taxes. Our provision for income taxes in both the first quarters of 2002 and 2001 reflects foreign income taxes for the jurisdictions in which we were profitable as well as foreign withholding taxes and state minimum taxes. Based on available evidence, including our cumulative losses to date, we have provided a full valuation allowance of $79.1 million against our net deferred tax assets at December 31, 2001. We anticipate that our net operating losses and tax credit carryforwards will be substantially consumed or eliminated as a result of actions pursuant to our chapter 11 reorganization. We expect that our ability to utilize any remaining tax attributes after our reorganization is completed will be significantly limited under Section 382 of the Internal Revenue Code as a result of the change in ownership that is contemplated by the reorganization plan.

Liquidity and Capital Resources

We incurred substantial indebtedness in connection with our recapitalization merger in 1998. We currently have $280.0 million in aggregate principal amount of senior notes outstanding which are publicly registered and subject us to the reporting requirements of the Securities Exchange Act of 1934. Interest on the senior notes was accrued at the rate of 9.5% per annum and is payable semi-annually in arrears on March 1 and September 1, to holders of record on the immediately preceding February 15 and August 15, respectively. We did not make the scheduled semi-annual interest payments of $13.3 million on the notes for either the September 2001 or the March 2002 payment dates. As noted previously, we have concluded that the best vehicle to achieve a restructuring of our senior secured indebtedness was through consummation of a voluntary prepackaged plan of reorganization pursuant to chapter 11 of the U.S. Bankruptcy Code and our reorganization plan was confirmed by the Bankruptcy Court on April 30, 2002. The plan of reorganization became effective on May 13, 2002.

As of March 31, 2002, we had cash and cash equivalents of approximately $17.5 million, compared to $30.7 million at December 31, 2001.

Additionally, we have a senior secured credit facility from a commercial lender that provides for total borrowings of up to $40.0 million, consisting of a four-year revolving credit facility of up to $25.0 million and a five-year capital expenditure line of up to $15.0 million which expire on December 30, 2002 and 2003, respectively. Borrowings under the credit facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or the London Interbank Overnight Rate, commonly known as LIBOR, plus 2.0% (4.9% at March 31, 2002) for the revolving credit facility and the commercial lender's prime rate plus 1.0% (5.8% at March 31, 2002) or LIBOR plus 3.0% (5.9% at March 31, 2002) for the capital expenditure line. As of March 31, 2002 borrowings under the revolving credit facility totaled $10.0 million and there were $1.2 million of standby letters of credit issued to our vendors under this facility. As of March 31, 2002 there were no borrowings under the capital expenditure line. There is no additional borrowing capacity under either facility and this loan is currently in default and could be called by the lender.

We entered into a new credit facility with the same commercial lender to replace our existing credit facility with a three-year $15.0 million senior secured revolving credit facility upon emergence from our chapter 11 bankruptcy. The new facility is on substantially similar terms as the existing facility, except that borrowings will bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. The capital expenditure line under our existing credit facility was cancelled.

Cash used by operating activities was $9.5 million for the three months ended March 31, 2002, compared to $23.7 million in the similar period of 2001. The use of cash by operating activities in the first quarter of 2002 primarily reflects our net loss of $11.9 million, adjusted for depreciation and amortization of $2.0 million. During the three-month period ended March 31, 2002, our significant use of operating cash included cash payments for special charges of $10.1 million. The use of cash by operating activities in the first quarter of 2001 primarily reflects our net loss of $24.1 million, adjusted by depreciation and amortization of $10.1 million, a decrease in accrued compensation and employee benefits of $13.1 million, and an decrease in other accrued and noncurrent liabilities of $9.8 million, offset by decreases in accounts receivable and inventories of $7.0 million and $5.0 million, respectively. Included in the change in other accrued and noncurrent liabilities for the first quarter of 2001 was $13.3 million for a payment of interest on the Notes. Additionally, the Company paid $10.3 million to its former Chief Executive Officer in the first quarter of 2001, pursuant to a previously accrued contractual obligation.

Cash used by investing activities was $0.9 million for the three months ended March 31, 2002 and was $3.1 million for the three months ended April 1, 2001. Cash used for investing activities in both periods reflects capital expenditures. In the first quarter of 2002, capital expenditures related primarily to furniture and fixtures for our new San Jose headquarters and replacements of manufacturing equipment. Capital expenditures in the first quarter of 2001 primarily related to equipment in our MOD III wafer manufacturing facility. Cash used for financing activities in the first quarter of 2002 were $2.8 million representing repayments on our revolving line of credit. In the first quarter of 2001, $13.0 million of cash was provided by investing activities from borrowings under our revolving line of credit.

Our cash needs include reorganization expenditures, restructuring of operations, working capital, and capital expenditures. The 2002 business climate is expected to continue to be extremely difficult. Upon emergence from chapter 11, we presently expect that our anticipated exit financing, cash flows from operations and available cash, coupled with our operational restructuring activities and other cash-savings initiatives will allow us to satisfy all of our cash needs for the next 12 months.

Whether we are able to do so will depend primarily on our results from operations during 2002 and on the success of our debt restructuring plan and our other initiatives. If we are not able to do so, we may need to obtain additional cash resources, such as from new sources of debt or equity financing or one or more sales of assets. In the event additional financing is required, we may not be able to raise money on acceptable terms or at all.

Effects of Inflation and Changing Prices

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during the first quarters of 2002 and 2001.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is generally effective for fiscal years beginning after June 15, 2002 and we are in the process of assessing the financial statement effect of its adoption. However, we will be required to adopt SFAS 143 upon implementation of fresh-start accounting as prescribed by SOP 90-7.

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and continues today. The terrorist acts of September 2001 in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, have exacerbated the downturn and created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on technology, which could also negatively affect our quarterly results or financial condition in the future. We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered. We are uncertain how long this decline will last. In 1997 and 1998, we experienced similar significant declines in customer demand for our products. In response to these reductions in demand, other semiconductor manufacturers and we reduced prices to avoid a significant decline in capacity utilization. During 2001 we experienced significant declines in our capacity utilization in our manufacturing facilities and we reduced selling prices on certain products. We may be required to further reduce selling prices, which could negatively impact our financial condition. In addition, we are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, we expect future losses and we may not achieve or maintain profitability in the future.

We have a history of net losses, we expect future net losses and we may not achieve profitability in the near future. We incurred net losses of $11.9 million in the three months ended March 31, 2002, $128.0 million in 2001, $58.2 million in 2000, and $37.9 million in 1999. As of March 31, 2002, we had an accumulated deficit of approximately $325.4 million.

We have implemented and are considering additional cost cutting measures, but these cost-cutting measures may not result in increased efficiency or future profitability.

Similar to other semiconductor companies, we have implemented and may consider implementing additional significant cost cutting measures that may include:

  consolidation of our wafer fabrication facilities, outsourcing significant manufacturing transfer of our probe operations to the Philippines;

  canceling new product lines;

  closing design facilities and sales offices;

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

We have delivered samples of our first eZ80 Webserver product to some of our customers and have released the first eZ80 product to production. These new products may not perform as anticipated and there may be unforeseen redesigns or delays in their final release. Our failure to release these products as scheduled or the failure of these products to meet our customers' expectations would affect us adversely. While we do expect to receive revenues from these products in 2002, it is not clear how significant those revenues will be. Future revenues may also be insufficient to recover the costs associated with their development.

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

In connection with the closure of our MOD III wafer fabrication facility, we intend to rely on independent third-party foundry manufacturers to fabricate an increasing percentage of our products. Industry- wide shortages in foundry capacity could harm our financial results. Should we be unable to obtain the requisite foundry capacity to manufacture our complex new products, or should we have to pay high prices to foundries in periods of tight capacity, our ability to increase our revenues might be impaired. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

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

Approximately 65% of our net sales in 2001, and approximately 64% of our net sales in the first quarter of 2002, were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations and rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Malaysia and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our revenues primarily because we depend on third-party distributors to market and sell our products. These third-party distributors accounted for approximately 39% of our net sales in 2001, and approximately 45% of our net sales in the first quarter of 2002. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers accounted for 55% of our net sales in 2001 and approximately 52% of our net sales in the first quarter of 2002. Pioneer-Standard alone accounted for approximately 13% of our net sales in 2001, and approximately 10% of our net sales in the first quarter of 2002. Particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

As a result of technological changes, from time to time our customers design our product out of some devices. Because we do not have long- term supply contracts with most of our customers, changes in the designs of their products could have sudden and significant impacts on our sales. Any resulting decreased sales could reduce our profitability. For example, a number of our customers have changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. As a result of these design changes, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 and to approximately $4.9 million in 2001. In the first quarter of 2002, net sales to our computer mouse pointing devices and other computer peripheral products were $0.9 million. These reduced sales have and may continue to harm our operating results materially.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could affect our business negatively.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our current financial condition could have a negative impact on our ability to recruit and retain employees.

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

One party has notified ZiLOG that it may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. ZiLOG is investigating the claims of all of these parties. Even though we have not heard anything about any of these for at least nine months, and while we believe that we are unlikely to have liability in any of these situations, no assurance can be given in this regard. In the event ZiLOG determines that such notice may involve meritorious claims, ZiLOG may seek a license. Based on industry practice, ZiLOG believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on ZiLOG.

We are defending one lawsuit, in the ordinary course of business. We may lose this suit and we may be subject to a material judgment against us.

We may engage in acquisitions that harm our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To grow our business and maintain our competitive position, we have made acquisitions in the past and may acquire other businesses in the future. In the past, for example, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation in April 1999 for approximately $6.1 million. In July 2000, we acquired Calibre in exchange for 741,880 shares of our common stock, including shares of our common stock issuable upon the exercise of vested options.

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

The terms of our post-confirmation credit facility contain restrictive covenants that may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting our ability to:

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

Our ability to comply with this agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which may permit our lender to cause all amounts we owe them to accelerate and become due and payable, together with accrued and unpaid interest. We may not be able to repay all of our borrowings if they are accelerated and, in such event, our business may be harmed materially and the value of our common stock could decrease significantly.

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

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of March 31, 2002 (dollars in millions):

                                                  Carrying
                                                   Value    Fair Value
                                                 ---------- ----------
Cash Equivalents:
  Fixed rate .........................               $16.4      $16.4
  Average interest rate ..............                1.08%      --

Short Term Debt:
  Variable-rate debt..................               $10.0      $10.0
  Interest rate.......................                4.75%      --

  Fixed rate .........................              $280.0     $112.0
  Stated interest rate ...............                9.50%      --

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

The plan of reorganization was confirmed on April 30, 2002, and became effective on May 13, 2002.

One party has notified us that we may be infringing certain patents. Four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. We are investigating the claims of all of these parties. We have had no further communications about any of this for at least 10 months. In the event that we determine, however, that any such notice may involve meritorious claims, we may seek a license. Based on industry practice, we believe that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on our financial condition. See Factors That May Affect Future Results - "We could be subject to claims of infringement of third-party intellectual property rights, which could result in significant expense to us and/or loss of such rights."

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 3. Defaults Upon Senior Securities

ZiLOG did not make its scheduled semi-annual interest payments of $13.3 million on the Notes that were due on September 4, 2001 and March 1, 2002. At March 31, 2002, the total amount of interest accrued on the Notes was approximately $27.2 million. Our default on the interest payment due on the Notes, and the expiration of the applicable grace period on October 4, 2001, constitutes an event of default under our capital expenditure and revolving credit facility. An aggregate of $10.0 million in borrowings were outstanding on the credit facility as of March 31, 2002.

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 herein for a discussion of the key provisions of ZiLOG's reorganization plan filed on February 28, 2002 and confirmed by the bankruptcy court judge on April 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits are filed or incorporated herein by reference as indicated below:

           Exhibit Number                         Exhibit Description
    --------------  -----------------------------------------
                3.1 (a)                 Certificate of Incorporation of ZiLOG, Inc.
                3.3 (a)                 Bylaws of ZiLOG, Inc.
      3.5 (b)   Certificate of Amendment of Certificate of
     Incorporation of ZiLOG, Inc.

  10. 6                   Employment Agreement, dated as of January 7,
     2002, between ZiLOG, Inc. and James Thorburn
     (incorporated by reference to Exhibit 5 to
     Exhibit 99.2 to the Current Report on Form
     8-K filed with the Commission on January 30,
     2002).

  10.7    Non-Solicitation and Non-Hire Agreement,
     dated as of January 28, 2002, between ZiLOG,
     Inc. and TPG Partners II, L.P. (incorporated
     by reference to Exhibit 4 to Exhibit 99.2 to
     the Current Report on Form 8-K filed with the
     Commission on January 30, 2002).

  10.10    Mutual Release Agreement, dated as of January
     28, 2002, between ZiLOG, Inc., ZiLOG-MOD III,
     Inc., TPG Partners II, L.P., John Marren and
     William Price (incorporated by reference to
     Exhibit 11 to Exhibit 99.2 to the Current
     Report on Form 8-K filed with the Commission
     on January 30, 2002).

  10.11   Tax Agreement, dated as of January 28, 2002,
     between ZiLOG, Inc. and TPG Partners II, L.P.
     (incorporated by reference to Exhibit 12 to
     Exhibit 99.2 to the Current Report on Form
     8-K filed with the Commission on January 30,
     2002).
----------------------------------

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

b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on March 4, 2002, reporting the filing of the Registrant's voluntary petition for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code.

The Company filed a Current Report on Form 8-K on January 30, 2002, with respect to its solicitation of votes on its reorganization plan.

ZiLOG, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, INC.

(Registrant)

By:	/s/ Perry Grace

Perry Grace
Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ James M. Thorburn

James M. Thorburn
Chairman, Chief Executive Officer and Director
(Duly Authorized Officer)

Date: May 14, 2002