Form 10-Q
period 2002-06-30
ZILOG INC
filed 2002-08-16
CIK 319450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 Form 10-Q



(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

                                     OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the transition period from_____________ to _____________.


                     Commission File Number: 001-13748


                                ZiLOG, Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                                           13-3092996
 ----------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                532 Race Street, San Jose, California, 95126
                  (Address of principal executive offices)

            Registrant's telephone number, including area code:
                               (408) 558-8500

   Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X     No
                                              ---------   ------


   As of July 28, 2002, there were 29,953,045 shares of the Company's Common Stock, $0.01 par value outstanding.

         This Report on Form 10-Q and other oral and written statements we make contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; the utilization of our manufacturing facilities; our ability to sell or lease our MOD III facility; the effects of our chapter 11 reorganization; and our expected capital expenditures and expenses for future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report.
Factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry and assembly services at commercially reasonable quality and prices, under-absorption of manufacturing costs in our wafer fabrication facilities from under-utilization of production capacity, and our distributors and customers significantly reducing their existing inventories before ordering new products, and those factors discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. We caution the reader not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. We undertake no obligation to publicly release updates or revisions to these statements.

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


Extreme Connectivity(C)ZiLOG, Inc. 1999.


                                ZiLOG, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002
                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (unaudited)..............................     1

         Unaudited Condensed Consolidated Statements of Operations
           for the two months ended June 30, 2002, one month ended
           April 30, 2002 and three months ended June 30, 2001.........     2

         Unaudited Condensed Consolidated Statements of Operations
           for the two months ended June 30, 2002, four months ended
           April 30, 2002 and six months ended June 30, 2001...........     3

         Unaudited Condensed Consolidated Balance Sheets at
           June 30, 2002, May 1, 2002, April 30, 2002
           and December 31, 2001.......................................     4

         Unaudited Condensed Consolidated Statements of Cash
           Flows for the two months ended June 30, 2002, four
           months ended April 30, 2002 and six months ended
           June 30, 2001...............................................     5

         Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    30


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    30

Item 2.  Changes in Securities and Use of Proceeds.....................    30

Item 3.  Defaults Upon Senior Securities...............................    31

Item 6.  Exhibits and Reports on Form 8-K..............................    31

                                   PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                      ZiLOG, INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in millions except per share data)


                                                                          Successor Company              Predecessor Company
                                                                         ------------------      --------------------------------
                                                                                                   One Month        Three Months
                                                                              Two Months         Ended April 30,    Ended June 30,
                                                                         Ended June 30, 2002        2002                2001
                                                                         -------------------     --------------     -------------

Net sales ..................................................................     $ 28.1             $ 10.0             $ 44.0
Cost of sales ..............................................................       15.4                5.8               35.5
Cost of sales - fresh-start inventory adjustment ...........................        3.9                 --                 --
                                                                                 -------            -------            -------
Gross margin ...............................................................        8.8                4.2                8.5
Operating expenses:
   Research and development ................................................        3.1                1.5                7.2
   Selling, general and administrative .....................................        5.3                2.7               12.9
   Special charges and reorganization items ................................        0.3                1.2                8.1
   Stock-based compensation ................................................        2.1                 --                 --
   Amortization of intangible assets .......................................        2.0                 --                 --
   In-process research and development .....................................       18.7                 --                 --
                                                                                 -------            -------            -------
       Total operating expenses ............................................       31.5                5.4               28.2
                                                                                 -------            -------            -------
Operating loss .............................................................      (22.7)              (1.2)             (19.7)
                                                                                 -------            -------            -------
Other income (expense):
   Fresh-start adjustments .................................................         --               83.7                 --
   Net gain on discharge of debt ...........................................         --              205.7                 --
   Interest income .........................................................         --                 --                0.3
   Interest expense (1) ....................................................       (0.2)              (0.1)              (7.3)
   Other, net ..............................................................        0.1                 --                 --
                                                                                 -------            -------            -------
Income (loss) before reorganization items,
   income taxes and loss from equity investment
   method ..................................................................      (22.8)             288.1              (26.7)
Reorganization items .......................................................         --                0.3                 --
Provision for income taxes .................................................        0.6                 --                0.1
                                                                                 -------            -------            -------
Net income (loss) before equity method
investment .................................................................     $(23.4)            $287.8             $(26.8)
Loss from equity method investment .........................................         --                 --               (0.3)
                                                                                 -------            -------            -------
Net income (loss) ..........................................................     $(23.4)            $287.8             $(27.1)
                                                                                 =======            =======            =======
Preferred stock dividends accrued ..........................................         --                0.5                1.3
                                                                                 -------            -------            -------
Net loss (income) attributable to common stockholders.......................     $(23.4)            $287.3             $(28.4)
                                                                                 =======            =======            =======
Basic and diluted net loss per share .......................................     $(0.82)
                                                                                 =======
Weighted-average shares used in computing basic
   and diluted net loss per share ..........................................       28.5
                                                                                 ========
Amortization of stock-based compensation not
   included in expense line-item:
     Cost of sales .........................................................     $  0.1             $ --               $ --
     Research and development ..............................................     $  0.1             $ --               $ --
     Selling, general and administration ...................................     $  1.9             $ --               $ --
                                                                                 -------            ------             -------
                                                                                 $  2.1             $ --               $ --
                                                                                 =======            ======             =======

----------------
(1)  Excludes contractual interest of $2.1 in the one month ended April 30,
     2002 not recorded during reorganization.


               See accompanying notes to condensed consolidated financial statements.



                                                    ZiLOG, INC.
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in millions except per share data)


                                                                       Successor Company         Predecessor Company
                                                                       -----------------         -------------------
                                                                          Two Months           Four Months     Six Months
                                                                            Ended            Ended April 30,      Ended
                                                                        June 30, 2002          2002            June 30, 2001
                                                                        -------------        ---------------   -------------

Net sales .............................................................     $ 28.1             $ 46.0             $ 88.2
Cost of sales .........................................................       15.4               26.1               73.6
Cost of sales - fresh-start inventory
  adjustment ..........................................................        3.9                 --                 --
                                                                            ------             ------             ------
Gross margin ..........................................................        8.8               19.9               14.6
Operating expenses:
   Research and development ...........................................        3.1                6.8               16.3
   Selling, general and administrative ................................        5.3               10.8               26.5
   Special charges and reorganization items ...........................        0.3                6.8                8.1
   Stock-based compensation ...........................................        2.1                 --                 --
   Amortization of intangible assets ..................................        2.0                 --                 --
   In-process research and development ................................       18.7                 --                 --
                                                                            ------             ------             ------
       Total operating expenses .......................................       31.5               24.4               50.9
                                                                            ------             ------             ------
Operating loss ........................................................      (22.7)              (4.5)             (36.3)
                                                                            ------             ------             ------
Other income (expense):
   Fresh-start adjustments ............................................         --               83.7                 --
   Net gain on discharge of debt ......................................         --              205.7                 --
   Interest income ....................................................         --                0.1                0.8
   Interest expense (1) ...............................................       (0.2)              (5.0)             (14.6)
   Other, net .........................................................        0.1                0.1               (0.2)
                                                                            ------             ------             ------
Income (loss) before reorganization items,
   income taxes and loss from equity method
   investment .........................................................      (22.8)             280.1              (50.3)
Reorganization items ..................................................         --                4.0                 --
Provision for income taxes ............................................        0.6                0.1                0.2
                                                                            ------             ------             ------
Net income (loss) before equity method investment .....................      (23.4)             276.0              (50.5)
Loss from equity method investment ....................................         --                 --                0.7
                                                                            ------             ------             ------
Net (loss) income .....................................................     $(23.4)            $276.0             $(51.2)
                                                                            ======             ======             ======
Preferred stock dividends accrued .....................................         --                1.9                2.5
                                                                            ------             ------             ------
Net loss (income) attributable to common
   stockholders .......................................................     $(23.4)            $274.1             $(53.7)
                                                                            ======             ======             ======
Basic and diluted net loss per share
                                                                            $(0.82)
                                                                            ======
   Weighted-average shares used in computing basic
     and diluted net loss per share ...................................       28.5
                                                                            ======
Amortization of stock-based compensation not
   included in expense line-items:
     Cost of sales ....................................................     $  0.1             $   --             $   --
     Research and development .........................................     $  0.1             $   --             $   --
     Selling, general and administration ..............................     $  1.9             $   --             $   --
                                                                            ------             ------             ------
                                                                            $  2.1             $   --             $   --
                                                                            ======             ======             ======

----------------------------------
(1)  Excludes contractual interest of $4.2 in the four months ended April 30, 2002 not recorded during reorganization.


               See accompanying notes to condensed consolidated financial statements.


                                                   ZiLOG, INC.
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (dollars in millions, except per share data)


                                                                                Successor Company       Predecessor Company
                                                                              June 30,       May 1,    April 30,    Dec. 31,
                                                                                2002          2002       2002         2001
ASSETS
Current assets
    Cash and cash equivalents ..............................................  $ 18.1        $ 18.8       $ 18.8        $ 30.7
    Accounts receivable, less allowance for doubtful accounts
      of $0.7 at June 30, 2002, April 30 and May 1, 2002 and
      $0.9 at December 31, 2001 ............................................    16.5          14.5         14.5          16.7
    Inventories ............................................................    13.2          17.2         14.5          17.3
    Prepaid expenses and other current assets ..............................     3.2           3.8          3.8           3.9
                                                                              ------        ------       ------        ------
        Total current assets ...............................................    51.0          54.3         51.6          68.6
                                                                              ------        ------       ------        ------
MOD III, Inc. assets held for sale .........................................    30.0          30.0         30.0            --
Net property, plant and equipment ..........................................    24.1          25.0         11.9          45.8
Goodwill ...................................................................    26.7          26.7           --            --
Intangible assets, net .....................................................    24.1          26.2           --            --
In-process research and development ........................................      --          18.7           --            --
Other assets ...............................................................     3.1           1.0          1.0           1.3
                                                                              ------        ------       ------        ------
                                                                              $159.0        $181.9       $ 94.5        $115.7
                                                                              ======        ======       ======        ======

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Short-term debt ..........................................................  $  9.1        $  9.4       $  9.4        $ 12.8
  Notes payable ............................................................      --            --           --         280.0
  Interest payable on notes ................................................      --            --           --          22.5
  Accounts payable .........................................................    13.1          12.1         13.2          13.4
  Accrued compensation and employee benefits ...............................     6.8           7.2          7.2           9.0
  Other accrued liabilities ................................................     3.0           4.1          4.1           4.9
  Accrued special charges ..................................................     1.4           4.1          4.1           9.7
  Dividends payable on preferred stock .....................................      --            --           --          16.6
  Deferred income on shipments to distributors .............................     6.2           4.9          6.1           6.6
                                                                              ------        ------       ------        ------
     Total current liabilities .............................................    39.6          41.8         44.1         375.5
                                                                              ------        ------       ------        ------
  Deferred income taxes ....................................................     6.0           6.0           --            --
Other non-current liabilities ..............................................    14.6          14.1         14.1          14.3
Liabilities subject to compromise ..........................................      --            --        325.7            --
                                                                              ------        ------       ------        ------
     Total liabilities .....................................................    60.2          61.9        383.9         389.8
                                                                              ------        ------       ------        ------

Minority interest in MOD III assets ........................................    30.0          30.0           --            --

Stockholders' equity (deficiency):
  Preferred Stock ..........................................................      --            --         25.0          25.0
  Common Stock .............................................................     0.3           0.3          0.4           0.4
  Deferred stock compensation ..............................................    (5.9)           --         (0.5)         (0.6)
Additional paid-in capital .................................................    97.8          89.7         13.2          13.2
Accumulated deficit ........................................................   (23.4)           --       (327.5)       (312.1)
                                                                              ------        ------       ------        ------
     Total stockholders' equity (deficiency) ...............................    68.8          90.0       (289.4)       (274.1)
                                                                              ------        ------       ------        ------
Total liabilities and stockholders' equity .................................  $159.0        $181.9       $ 94.5        $115.7
                                                                              ======        ======       ======        ======


               See accompanying notes to condensed consolidated financial statements.


                                                        ZiLOG, INC.
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in millions)


                                                                         Successor Company           Predecessor Company
                                                                         -----------------     -------------------------------
                                                                           Two Months          Four Months       Six Months
                                                                              Ended               Ended             Ended
                                                                          June 30, 2002        April 30, 2002    June 30, 2001
                                                                          -------------        --------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................................     $(23.4)            $276.0           $(51.2)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   In-process research and development ..................................       18.7                 --               --
   Net gain on discharge of debt ........................................         --             (205.7)              --
   Amortization of fresh-start adjustments ..............................         --              (83.7)              --
   Fresh-start inventory adjustment .....................................        3.9                 --               --
   Loss in equity method investment .....................................         --                 --              0.7
   Depreciation and amortization ........................................        3.1                2.5             19.7
   Impairment of long lived assets ......................................         --                2.7              2.9
   Stock-based compensation .............................................        2.1                 --              1.8
   Loss from disposition of equipment ...................................         --                 --              0.7
Changes in operating assets and liabilities:
   Accounts receivable ..................................................       (2.0)               2.1              9.6
   Inventories ..........................................................        1.3                2.9              8.5
   Prepaid expenses and other current and noncurrent assets .............       (1.5)               0.1              6.2
   Accounts payable .....................................................        1.0               (0.1)            (2.8)
   Accrued compensation and employee benefits ...........................       (0.4)              (1.8)           (17.8)
   Other accrued liabilities ............................................       (3.1)              (0.2)            (5.7)
                                                                              ------             ------           ------
     Net cash used by operations before reorganization items ............       (0.3)              (5.2)           (27.4)
Reorganization items - professional fees paid ...........................         --               (2.3)              --
                                                                              ------             ------           ------
     Net cash used by operating activities ..............................       (0.3)              (7.5)           (27.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................................       (0.1)              (1.0)            (3.7)
                                                                              ------             ------           ------
     Cash used by investing activities ..................................       (0.1)              (1.0)            (3.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) short-term debt ........................       (0.3)              (3.4)            13.0
   Proceeds from issuance of common stock ...............................        0.2                 --              0.1
   Payments for stock redemptions .......................................       (0.2)                --               --
                                                                              ------             ------           ------
       Cash provided (used) by financing activities .....................       (0.3)              (3.4)            13.1
                                                                              ------             ------           ------
Decrease in cash and cash equivalents ...................................       (0.7)             (11.9)           (18.0)
Cash and cash equivalents at beginning of period ........................       18.8               30.7             40.7
                                                                              ------             ------           ------
Cash and cash equivalents at end of period ..............................     $ 18.1             $ 18.8           $ 22.7
                                                                              ======             ======           ======


               See accompanying notes to condensed consolidated financial statements.

                                ZiLOG, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2001, filed on April 12, 2002. The Company's independent auditors' report pertaining to ZiLOG's consolidated financial statements as of and for the year ended December 31, 2001 indicated that there were circumstances that existed that raised substantial doubt about ZiLOG's ability to continue as a going concern and that no adjustments have been made to the condensed consolidated financial statements to reflect the outcome of these uncertainties.

Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the final month is five weeks. Each of our interim periods end on Sunday, except the last fiscal period of each year which ends on December 31. However, for financial reporting purposes, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The Company received confirmation from the United States Bankruptcy Court for the Northern District of California of its and ZiLOG-MOD III, Inc.'s ("MOD III, Inc.") joint reorganization plan (the "Reorganization Plan") filed pursuant to Chapter 11 of the United States Bankruptcy Code. The
Reorganization Plan became effective on May 13, 2002. (See Note 2).

The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

As a result of the courts confirmation of ZiLOG's Reorganization Plan, the Company is required to adjust its financial statements as prescribed by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The reporting requirements of SOP 90-7 are referred to as "fresh-start" reporting, which resulted in material changes to ZiLOG's Consolidated Balance Sheet. This approach requires the recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of intangible assets including goodwill. (See Note 3).

NOTE 2.  FINANCIAL RESTRUCTURING AND REORGANIZATION

The Company has suffered recurring losses from operations, had a net stockholders' deficiency and its business and financial growth have been negatively affected by a difficult business climate. These conditions led to the need to file for Chapter 11 bankruptcy protection in order to restructure the Company's 9 1/2% Senior Secured Notes due 2005 (the "Notes").

ZiLOG filed the Reorganization Plan United States Bankruptcy Court for the Northern District of California on February 28, 2002 and the bankruptcy court confirmed the Reorganization Plan as described herein on April 30, 2002. The Reorganization Plan became effective on May 13, 2002.

The Company operated its business under Chapter 11 in the ordinary course and had obtained the necessary approvals from the bankruptcy court to pay employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of the Notes and preferred stock, have not been compromised under the Reorganization Plan.

Under the Reorganization Plan, the Notes were cancelled. Each noteholder received, in exchange for their Notes, their pro rata share of:

     o 28,000,000 shares of ZiLOG's newly-issued common stock. As of June 30, 2002, this represented approximately 86% of the outstanding equity on a fully-diluted basis.

     o 100% of the newly-issued series A preferred stock issued by ZiLOG's subsidiary, ZiLOG-MOD III, Inc., which is called MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of one of the Company's wafer fabrication plants located in Nampa, Idaho. This plant was transferred to MOD III, Inc. upon effectiveness of the Reorganization Plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9 1/2% per annum.

     o 50% of MOD III, Inc.'s newly-issued series B preferred stock. ZiLOG retains the remaining 50% of the new MOD III, Inc. series B preferred stock as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.'s assets in excess of the series A preferred stock liquidation preference.

The Reorganization Plan also provided for the cancellation of all of ZiLOG's currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to the Company's outstanding preferred and common shares were also extinguished. Each former holder of common stock received a pro rata share of $50,000. Each holder of preferred stock received a pro rata share of $150,000.

The Reorganization Plan also provided for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. In order for the Reorganization Plan to have become effective, the Company was required to, among other things, revise its charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors.

Chapter 11 reorganization-related costs of $0.3 million and $4.0 million included in the unaudited condensed consolidated statements of operations for the one and four months ended April 30, 2002, respectively, relate primarily to legal and other professional service fees.

Liabilities included in the unaudited condensed consolidated debtor-in-possession balance sheet at April 30, 2002, which were subject to compromise under the terms of the Reorganization Plan, are summarized as follows (in millions):

           Notes payable.....................................    $   280.0
           Accrued interest on Notes.........................         27.2
           Dividends payable on preferred stock..............         18.5
                                                                 ---------
           Total liabilities subject to compromise...........    $   325.7
                                                                 =========

NOTE 3.  FRESH-START REPORTING

On February 28, 2002, ZiLOG and its subsidiary, MOD III, Inc., filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court subsequently confirmed the Reorganization Plan by its order entered on April 30, 2002. The plan of reorganization became effective of May 13, 2002. The Company prior to emergence from bankruptcy is referred to as the "Predecessor Company" and the reorganized company is referred to as the "Successor Company."

Pursuant to the Reorganization Plan, ZiLOG extinguished $325.7 million of liabilities, which included $280.0 million principal amount of the Notes, $27.2 million in accrued interest due on the Notes and $18.5 million of dividends payable on the Company's previously outstanding series A preferred stock. The former noteholders received substantially all of the Company's new common stock and a liquidation preference on the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, ZiLOG adopted "fresh-start" accounting principles proscribed by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in
Reorganization Under the Bankruptcy Code," or SOP 90-7. Fresh-start accounting was appropriate because the Company's former noteholders received substantially all of the Company's new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG's reorganization value was estimated by an independent financial advisor using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $80 million and $100 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, management established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting.

Fresh-start reporting requires that the Company also record its assets and liabilities at fair value upon adoption. Consequently, the Company engaged independent appraisers to value its tangible and intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment and a $3.9 million increase in inventories held by the Company and its distriburots reflect fair values at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of fresh-start reporting as follows (in millions):

                              Asset                          Value
           ------------------------------------------     -------------
           Existing technology.......................     $    17.0
           In-process research and development.......          18.7
           Brandname.................................           9.2
                                                          ---------
           Total.....................................     $    44.9
                                                          =========

The Company recorded a gain of $83.7 million in the Predecessor Company's financial statements in connection with the fresh-start adjustments referred to above. Goodwill of $26.7 million was also recorded as part of fresh-start reporting.

The Company's results of operations after April 30, 2002 and the consolidated balance sheet at June 30, 2002 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001 due to our adoption of "fresh-start" reporting upon the Company's emergence from bankruptcy.

The table below provides a reconciliation of the Predecessor Company's consolidated balance sheet as of April 30, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh-start reporting (in millions):


                                                               Predecessor    Reorgani-  Fresh-Start    Reclass-    Successor
                                                               Company at     zation    Adjustments   ifications   Company at
                                                             April 30, 2002    (1)         (2)           (3)       May 1, 2002
                                                             --------------   --------  -----------   ----------   ------------

ASSETS
Current assets ............................................    $ 51.6        $   --        $  2.7       $   --        $ 54.3
MOD III, Inc. assets held for sale ........................      30.0            --            --           --          30.0
Net property, plant and equipment .........................      11.9            --          13.1           --          25.0
Other assets ..............................................       1.0            --            --           --           1.0
Fresh-start goodwill and intangibles ......................        --            --          71.6           --          71.6
                                                               -------       ------        ------       ------        ------
                                                               $ 94.5        $   --        $ 87.4       $   --        $181.9
                                                               ======        ======        ======       ======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities .......................................      44.1            --          (2.3)          --          41.8
Other non-current liabilities .............................      14.1            --           6.0           --          20.1
Liabilities subject to compromise .........................     325.7        (325.7)           --           --            --

Minority interest in MOD III, Inc. assets .................        --          30.0            --           --          30.0

Stockholders' equity (deficiency): ........................                                                               --
     Preferred stock ......................................      25.0            --            --        (25.0)           --
     Common stock .........................................       0.4           0.3            --         (0.4)          0.3
     Deferred stock compensation ..........................      (0.5)           --            --          0.5            --
     Additional paid-in capital ...........................      13.2          89.7            --        (13.2)         89.7
     Accumulated deficit ..................................    (327.5)        205.7          83.7         38.1            --
                                                               -------       ------        ------       ------        ------
Total stockholders' equity (deficiency) ...................    (289.4)        295.7          83.7           --          90.0
                                                               -------       ------        ------       ------        ------
Total liabilities and stockholders' equity ................    $ 94.5        $   --        $ 87.4       $   --        $181.9
                                                               ======        ======        ======       ======        ======

---------------------
(1)  Reorganization adjustments reflect consummation of the Reorganization Plan, including the elimination of liabilities subject to compromise and the reorganization of the Successor Company.
(2)  Fresh-start adjustments reflect the adoption of fresh-start reporting, including adjustments to record goodwill, identifiable tangible and intangible assets and liabilities at their estimated fair values. Management estimated the fair value of its assets using independent appraisals.
(3)  Reclassification reflects the elimination of Predecessor's Company's stockholder's deficiency.


The Company's net gain upon discharge of debt and fresh-start adjustments was comprised of the following elements (in millions):

      Extinguishment of debt                                     $  280.0
      Extinguishment of accrued interest                             27.2
      Extinguishment of dividends payable on preferred stock         18.5
      Minority interest in MOD III, Inc. assets                     (30.0)
      Reorganization equity value                                   (90.0)
                                                                 --------
          Net gain on discharge of debt                          $  205.7
                                                                 ========

      Effect of fresh-start adjustments                          $   66.7
      Revaluation of fixed and tangible assets to fair value         17.0
                                                                 --------
               Total fresh-start adjustments                     $   83.7
                                                                 ========

NOTE 4.  SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets that are not deemed to have indefinite lives (primarily existing technology and brandname) are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 5 to 10 years.

Research and Development Expenses. ZiLOG's policy is to record all research and development expenditures with no future alternative use as period expenses when incurred. In-process research and development charges relate to partially developed semiconductor product designs that had not reached technological feasibility and have no alternative future use on the date they were acquired or valued for fresh-start reporting. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. Factors we consider in valuing in-process research and development include the stage of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the in-process technology is determined by estimating the projected net cash flows arising from commercialization of the products. The resulting cash flows are then discounted to their net present value.

Recent Accounting Pronouncements. In July 2002, FASB issued Statement of Financial Accounting Standards of No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt this statement for exit or disposal activities initiated starting May 1, 2002.

NOTE 5.  RELATED PARTY TRANSACTIONS

In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of our former principal stockholder. ZiLOG purchased services from AIT totaling approximately $1.1 million and $3.4 million during the four-month periods ended April 30, 2002, and April 29, 2001, respectively. The Company had payments due to AIT of approximately $0.4 million at April 30, 2002, and approximately $0.5 million at December 31, 2001.

The Company's payment terms with AIT are net 30 days. As of the effective date of the Reorganization Plan, Texas Pacific Group and its affiliates are no longer significant stockholders of ZiLOG.

The Company sells products and engineering services to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder, which in turn is an affiliate of ZiLog's former principal stockholder. The Company's net sales to GlobeSpan, Inc. totaled approximately $0.8 million and $3.7 million during the four-month periods ended April 30, 2002 and April 29, 2001, respectively. The Company had accounts receivable from GlobeSpan, Inc. of approximately $0.7 million and $0.3 million at April 30, 2002 and December 31, 2001, respectively. As of the effective date of the Reorganization Plan, Texas Pacific Group and its affiliates are no longer significant shareholders of ZiLOG.

During 2001, the Company's present Chairman and Chief Executive Officer, James M. Thorburn, was functioning as its Acting Chief Executive Officer pursuant to a consulting agreement with Texas Pacific Group. Under the agreement, Mr. Thorburn was paid $3,000 per day, plus out-of-pocket expenses. In 2001, the Company paid Mr. Thorburn consulting fees of $574,000 pursuant to this agreement.

In connection with its Reorganization Plan, ZiLOG entered into three agreements with TPG Partners II, L.P., a Texas Pacific Group affiliate, each of which was dated January 28, 2002. First, ZiLOG entered into a mutual release agreement pursuant to which the Company and MOD III, Inc. released TPG and its affiliates, and TPG and its affiliates released ZiLOG and MOD III, Inc., from any respective claims that one may have against the other which arose prior to the effective date of the plan of reorganization and which relate to their relationship. Second, ZiLOG and TPG Partners II entered into a non-solicitation and non-hire agreement with respect to James M. Thorburn, ZiLog's Chairman and Chief Executive Officer. Third, the Company entered into a tax agreement in which TPG Partners II made acknowledgments and covenants that preclude it from taking certain tax losses until 2002.

In addition to these agreements with Texas Pacific Group affiliates, the Company has entered into employment agreements with each of its named executive officers.

In May, 2002, the Company sold 90,580 shares of its common stock to Federico Faggin, a member of its board of directors, for $2.76 per share, or an aggregate $250,000.

NOTE 6.  INVENTORIES

Inventories are stated at the lower of cost, first-in-first-out basis, or market and consisted of the following elements (in millions):


                                                    Successor Company                     Predecessor Company
                                           ---------------  ---------------      ---------------   -------------------
                                           June 30, 2002      May 1, 2002*       April 30, 2002      December 31, 2001
                                           ---------------  ---------------      ---------------    ------------------
Raw materials ............................  $   0.7             $   0.7             $   0.7             $   1.0
Work-in-progress .........................      8.5                 9.3                 9.3                10.3
Finished goods ...........................      4.0                 7.2                 4.5                 6.0
                                            -------             -------             -------             -------
                                            $  13.2             $  17.2             $  14.5             $  17.3
                                            =======             =======             =======             =======

------------------------------
*    The inventory elements have been recorded as of May 1, 2002 as follows. Finished goods at the estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process at the selling prices of finished goods less the sum of a) costs to complete, b) costs of disposal, and
     c) a reasonable profit allowance for completing and selling effort of the company. Raw materials have been recorded at their estimated current replacement costs.


NOTE 7.  SPECIAL CHARGES AND REORGANIZATION ITEMS

During the one-month ended April 30, 2002, ZiLOG classified $1.5 million of costs as special charges and reorganization items. Approximately $0.3 million of special charges taken both in the two-month period ended June 30, 2002 and the one-month period ended April 30, 2002 relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho, referred to as the "MOD III facility". These charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Lease termination costs of $0.7 million are related to the closure and relocation of certain sales offices. Professional fees for debt restructuring of $0.3 million represent third-party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities. During the Chapter 11 filing of the Reorganization Plan, such costs were classified as "Reorganization Items." Additionally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written-off.

In the first quarter of 2002, the Company cancelled development of the CarteZian family of 32-bit RISC microprocessors, which resulted in the closure of the Company's Austin, Texas design center. Consequently, furniture, fixtures and equipment with a book value of approximately $1.7 million were abandoned, $0.8 million of computer aided design software was impaired and severance and termination benefits of approximately $1.2 million were paid in connection with the streamlining of ZiLOG's sales force. Additionally, in the first quarter of 2002 in connection with the relocation of production activities to alternative manufacturing sites and the closure of the MOD III facility, the Company incurred $1.9 million of special charges.

During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses; fixed-asset related write-offs of $3.3 million, including planning software and surplus test equipment; and $0.8 million relating to consultants who assisted with the Company's restructuring plans. In connection with this action, the Company eliminated approximately 200 positions worldwide during the second quarter of 2001. As of June 30, 2001, approximately $1.1 million was reserved for future payments in connection with these special charges.

The components of special charges are as follows (in millions):


                                                        Successor
                                                         Company           Predecessor Company
                                                      -------------    ----------------------------
                                                       Two Months       One Month      Three Months
                                                          Ended           Ended            Ended
                                                      June 30, 2002   April 30, 2002   June 30, 2001
                                                      -------------   ---------------  -------------

Asset impairments:
    Austin, Texas assets                                 $  --           $  --           $  --
    Internal use software                                   --              --             1.6
    Goodwill write-offs                                     --             0.2              --
    Test and probe equipment written-off                    --              --             1.4
Restructuring of operations:
    Employee severance and termination benefits             --              --             2.3
    MOD III closure costs                                  0.3             0.3             0.3
    Lease termination costs                                 --             0.7              --
    Stock-based compensation                                --              --             1.7
Professional fees for debt restructuring                    --             0.3             0.8
                                                         ------          ------          ------
                                                         $ 0.3           $ 1.5           $ 8.1
                                                         ======          =======         ======


                                                     Successor
                                                      Company             Predecessor Company
                                                   ------------         -------------------------
                                                    Two Months          Four Months     Six Months
                                                       Ended               Ended           Ended
                                                   June 30, 2002        April 30, 2002  June 30, 2001
                                                   -------------        --------------  -------------
Asset impairments:
    Austin, Texas assets                                 $  --           $ 1.7           $  --
    Internal use software                                   --             0.8             1.6
    Goodwill write-offs                                     --             0.2              --
    Test and probe equipment written-off                    --              --             1.4
Restructuring of operations:
    Employee severance and termination benefits             --             1.2             2.3
    MOD III closure costs                                  0.3             2.2             0.3
    Lease termination costs                                 --             0.7              --
    Stock-based compensation                                --              --             1.7
Professional fees for debt restructuring                    --             4.0             0.8
                                                         ------          ------          ------
                                                         $ 0.3           $10.8           $ 8.1
                                                         ======          ======          ======


The following table summarizes activity in accrued special charges (in millions):


                                          Severance and                        Lease
                                           Termination         Debt         Termination       MOD III
                                             Benefits      Restructuring       Costs       Closure Costs     Total
                                          -------------    -------------    -----------    -------------     -----

Balance at December 31, 2001 ...............  $ 5.6           $ 1.1           $ 2.8           $ 0.2           $ 9.7

Charges to expense .........................    1.2             4.0             0.7             2.5             8.4

Cash Payments ..............................   (6.4)           (4.5)           (3.2)           (2.6)          $(16.7)
                                              -----           -----           -----           -----           -----
Balance at June 30, 2002 ...................  $ 0.4           $ 0.6           $ 0.3           $ 0.1           $ 1.4
                                              =====           =====           =====           =====           =====


NOTE 8.  GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consists of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Prior to the consummation of the Company's reorganization, there were two reportable business segments called communications and embedded control. The prior reporting structure was based on a previous operating and reporting organization that was focused largely on development of new products targeted on the communications and networking sectors. ZiLOG is now organized and focused on its core business, which is based on 8-bit micrologic product solutions. The Company operates in one reporting segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. ZiLOG has two broad business lines called embedded control and standard products.

The Company's two broad business lines are based on product technologies and can be summarized as follows:


        Products                                                 Sample Uses

        Embedded control products include:

          Microcontrollers - based on our proprietary Z8         Security system, battery charger
          architecture

          Microprocessors - based on our proprietary Z80         POS terminal, motor control
          architecture

        Standard products include:

          Serial Communications Controllers                      Telephone switch/PBX

          Modems                                                 Satellite TV, POS card validation

          IrDA transceivers                                      PDA's, cell phones

          Television and PC peripheral products                  TV, keyboard, pointing device

The following table summarizes ZiLOG's net sales by region, by channel and by business line in millions of dollars, and ZiLog's net sales to Pioneer-Standard, one of the Company's distributors, as a percentage of the Company's total net sales:

                              Successor                                           Successor
                               Company            Predecessor Company              Company            Predecessor Company
                            ------------   ------------------------------        ------------    -----------------------------
                              Two Months      One Month      Three Months         Two Months      Four Months      Six Months
                                Ended           Ended            Ended               Ended           Ended           Ended
                            June 30, 2002   April 30, 2002   June 30, 2001       June 30, 2002   April 30, 2002  June 30, 2001
                            -------------   --------------   -------------       -------------   --------------  -------------
Net sales by region:
Americas                         $16.9            $ 5.4            $25.7            $16.9            $25.2          $53.1
Asia                               8.0              2.9             12.4              8.0             13.8           23.3
Europe                             3.2              1.7              5.9              3.2              7.0           11.8
                                 -----            -----            -----            -----            -----          -----
                     Total       $28.1            $10.0            $44.0            $28.1            $46.0          $88.2
                                 =====            =====            =====            =====            =====          =====

Net sales by channel:
OEM                              $15.6            $ 5.9            $27.4            $15.6            $25.8          $55.6
Distribution                      12.5              4.1             16.6             12.5             20.2           32.6
                                 -----            -----            -----            -----            -----          -----
                     Total       $28.1            $10.0            $44.0            $28.1            $46.0          $88.2
                                 =====            =====            =====            =====            =====          =====

Net sales by business line:
Embedded Control                 $19.0            $ 6.0            $24.2            $19.0            $29.1          $52.0
Standard Products                  9.1              4.0             19.8              9.1             16.9           36.2
                                 -----            -----            -----            -----            -----          -----
                     Total       $28.1            $10.0            $44.0            $28.1            $46.0          $88.2
                                 =====            =====            =====            =====            =====          =====

Net sales to
Pioneer-Standard
as a percentage
of total net sales:               18.0%            11.6%            10.4%            18.0%            10.5%          12.4%
                                  ====             ====             ====             ====             ====           ====


NOTE 9.  SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At June 30, 2002, the Company had borrowings outstanding of $9.1 million at a LIBOR rate of 4.4% and no additional borrowing capacity under the Facility. The Facility is scheduled to mature on May 13, 2004. As of June 30, 2002, the Company had $0.8 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 10. CONTINGENCIES

On July 29, 1996, ZiLOG filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, the Company sought a declaration that its former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify it in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in Ko v. ZiLOG. ZiLOG's complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. According to its cross-complaint, Pacific sought a total of approximately $6,300,000, plus interest and costs of suit. On February 26, 2002, ZiLOG agreed to make a payment of $300,000 to fully settle these lawsuits. The Company paid $150,000 of this amount as of June 30, 2002. The balance is to be paid in 2 equal installments by February 26, 2003. The outstanding balance accrues interest at 6% per annum.

ZiLOG has been notified by several parties that it may be infringing certain patents. In addition, four of the Company's customers have notified it that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked the Company for indemnification. The Company has had no further communications about any of the claims from our customers for at least 13 months. In the event that the Company determines, however, that any such notice may involve meritorious claims, it may seek a license. Based on industry practice, the Company believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on the Company's financial condition. See "Risk Factors - We could be subject to claims of infringement of third-party intellectual property rights, which could be time consuming and expensive for us to defend."

The Company is participating in other litigation and responding to claims arising in the ordinary course of business. ZiLOG intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on its financial statements, although there can be no assurance in this regard.

NOTE 11. PREFERRED STOCK DIVIDENDS

As described in Note 9 to the Consolidated Financial Statements of the Company's 2001 Annual Report on Form 10-K, before ZiLOG's Series A Cumulative Preferred Stock ("Series A Stock") was cancelled pursuant to the Reorganization Plan, these shares accumulated dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of April 30, 2002, the Company had not paid any dividends on the Series A Stock and the corresponding accrued dividends are approximately $18.5 million were included, in liabilities subject to compromise. During the four-month period ended April 30, 2002, $1.9 million of dividends on Series A Stock were accrued and charged to accumulated deficit. As of the effective date of the Reorganization Plan, all accumulated dividends were extinguished in accordance with the plan.

NOTE 12. INCOME TAXES

         As of December 31, 2001, the Company had federal and California net operating loss carryforwards of approximately $213.0 million and $63.0 million, respectively, which will expire beginning in years 2004 through 2021, if not utilized. Since December 31, 2001, the Company's net operating losses have increased reflecting operating losses for the period commencing January 1, 2002 and ending with and including April 30, 2002. The debt discharge resulted in a taxable gain which will require the Company to utilize a significant portion of its net operating loss carryforwards and adjust the tax attributes of certain of its assets. For the period subsequent to April 30, 2002, through year-end, the Company anticipates that it will use certain net operating loss carryforwards to offset its taxable income, thereby reducing or eliminating the federal income tax liability of the Company for such period. The Company does, however, expect to record book tax expense for the period subsequent to April 30, 2002, through year-end at an effective tax rate of approximately 38% because benefits realized from pre-confirmation net operating losses will be recorded as a reduction in goodwill rather than an income tax benefit under fresh-start reporting.

Commencing January 1, 2003, and as a result of the debt discharge that the Company realized in the reorganization, the Company will be required, for federal income tax purposes, to reduce a significant portion, or all, of its net operating loss carryforwards and may be required to reduce the tax basis in its assets as well. In addition, the utilization by the Company of its remaining net operating loss carryforwards, if any, will be substantially limited under the federal income tax section 382 ownership change rules. Consequently, commencing January 1, 2003, the Company expects that it will be taxable for federal income tax purposes.

ZiLOG's provision for income taxes in the first six months of 2001 reflects foreign income taxes for the jurisdictions in which the Company was profitable as well as foreign withholding taxes and state minimum taxes. Based on available evidence, including the Company's cumulative losses to date, the Company was provided a full valuation allowance against its net deferred tax assets.

NOTE 13. STOCKHOLDERS' EQUITY

2002 Omnibus Stock Incentive Plan:

Common Stock. In May 2002, the 2002 Omnibus Stock Incentive Plan (the "Omnibus Plan") was adopted by the Board. Subject to adjustment pursuant to the terms of the Omnibus Plan, the committee may grant options to purchase up to an aggregate 2,116,279 shares of common stock under the Omnibus Plan. Stock options granted under the Omnibus Plan may be: (1) incentive stock options or non-qualified stock options; (2) EBITDA-linked options and or non-EBITDA linked options. The term of an option is determined by the committee at the time of grant, but will not exceed ten years.

Each EBITDA-Linked option will be immediately exercisable on the date of grant, and will vest no later than May 15, 2008. The vesting provisions are subject to acceleration based on the Company meeting certain "EBITDA" targets based on the Company reports for the immediately preceding 12 months. As of June 30, 2002, one-third of the EBITDA-Linked options were vested, which represent options to purchase 555,689 shares of common stock out of a total of 1,668,736 EBITDA-Linked options granted.

In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times, and subject to such other terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

Restricted Stock. The Company may grant up 2,441,861 restricted shares of common stock under the Omnibus Plan. The restricted shares contain restrictions that lapse as to 25% of the shares on the date of grant and that lapse as to an additional 25% on each of the first, second and third anniversaries of such grant date. These restricted shares generally may be repurchased by the Company, until the restrictions have lapsed, at $0.01 per share if the grantee ceases to be employed by the Company; and also may be repurchased by the Company at fair market value even after the restrictions lapse under certain circumstances.

The Omnibus Plan authorizes the committee to make loans available to participants (other than executive officers and directors) with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. As of June 30, 2002, we had loaned an aggregate of $2.2 million to recipients of restricted stock grants, which included loans to executive officers and directors. In the future, loans with respect to restricted stock will be made only to non-executive officer and non-director participants. While the committee will award restricted stock upon a participant's early exercise of an option, recipients of these shares of restricted stock are not eligible to receive the loans.

As of June 30, 2002 there were 571,475 shares of common stock subject to repurchase at fair value and 1,290,990 shares subject to repurchase at the greater of the outstanding loan amount or $0.01 per share.

NOTE 14. MINORITY INTEREST

As of June 30, 2002, minority interests of approximately $30.0 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale.

NOTE 15. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                                         Successor Company
                                                                         -----------------
                                                                         Two Months Ended
                                                                           June 30, 2002
                                                                         -----------------
       Net loss.......................................................     $   23.4
                                                                         =================
       Weighted-average shares outstanding............................         29.5
       Less: Weighted-average shares subject to repurchase............         (1.0)
       Weighted-average shares used in computing basic and diluted net
           loss per share.............................................         28.5
                                                                         =================
       Basic and diluted net loss per share...........................     $   0.82
                                                                         =================


At June 30, 2002, options to purchase approximately 2.0 million shares of common stock are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

NOTE 16. SUBSEQUENT EVENT

On August 5, 2002, ZiLOG reached a settlement agreement, mutual release of claims and indemnity agreement with one of its vendors relating to a 1997 purchase of wafer fabrication equipment that ZiLOG believed was defective. The Company had recorded accounts payable of $1.1 million reflecting this disputed liability. Under the terms of the agreement, ZiLOG received $200,000 in cash and was released from all claims by the vendor. The May 1, 2002 financial statements have been adjusted to reflect the elimination of this liability and the corresponding reduction of fresh-start goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are a worldwide supplier of semiconductor products. We design, develop, manufacture and market various families of products in support of this semiconductor market segment. Using proprietary technology that we have developed over our 27-year operating history, we continue to provide semiconductor integrated circuit devices that our customers design into their end products. Our devices, which often include related application software, typically combine a microprocessor and/or digital signal processor, memory, and input and output functions on a single device. Our embedded control devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. For example, some typical applications include devices that control such functions as the speed of a motor, an infrared remote control and the charging cycle of a battery charger. Similarly, our standard products have a wide variety of uses including the processing and transmission of information for data communications, telecommunications and consumer electronics companies. These devices include serial communication controllers, modems, IrDA transceivers, television display controllers and personal computer peripheral devices. Standard products also include wafer fabrication foundry services for third-party integrated circuit designs.

Overview

         The information presented below should be read in conjunction with the interim condensed consolidated financial statements included elsewhere herein. Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. However, for financial reporting purposes, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year, which ends on December 31 of each year.

         We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in our unaudited interim financial statements pursuant to such rules and regulations. Although our management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and related notes. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

2002 Financial Restructuring and Reorganization

         On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed the reorganization plan by its order entered on April 30, 2002. Our plan of reorganization became effective of May 13, 2002. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company."

         Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

         On May 1, 2002, we adopted "fresh-start" accounting principles proscribed by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," or SOP 90-7. Fresh-start accounting was appropriate because our former noteholders received substantially all of our new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

         SOP 90-7 required us to establish a reorganization value upon our adoption of fresh-start reporting. Our reorganization value was estimated by an independent financial advisor using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $80 million and $100 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, we established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting.

         Fresh-start reporting requires that we also record our assets and liabilities at fair value upon adoption. Consequently, we engaged independent appraisers to value our tangible and intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment and a $3.9 million increase in inventories held by the Company and its distributors to reflect fair value at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of our fresh-start reporting as follows (in millions):

                                      Asset                           Value
                   ------------------------------------------  ----------------

                   Existing technology.......................     $    17.0
                   In-process research and development.......          18.7
                   Brandname.................................           9.2
                                                               ----------------
                   Total.....................................     $    44.9
                                                               ================

         We recorded a gain of $83.7 million in the Predecessor Company's financial statements in connection with the fresh-start adjustments referred to above. Goodwill of $26.7 million was also recorded as part of fresh-start reporting.

         The in-process research and development was expensed on May 1, 2002. The inventory was amortized over two months consistent with the turnover of our inventory. The brandname and existing technology was amortized using the pattern-of-use method consistent with underlying discounted cash flows supporting the assets. The goodwill will not be amortized but will be subject to ongoing impairment reviews consistent with SFAS No. 142. See the section entitled "Recent Accounting Pronouncements" below for more information on SFAS No. 142.

Critical Accounting Policies

         We believe our critical accounting policies are as follows:

          o    fresh-start reporting;

          o    estimating sales returns and allowances;

          o    estimating allowance for doubtful accounts;

          o    estimating write-downs of excess and obsolete inventories; and

          o    asset impairments.

         A brief description of each of these policies is set forth below.

         On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, inventory write-downs and asset impairments. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

         Fresh-start reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With assistance of financial advisors and in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million and we recorded increases in the carrying value of our assets of $83.7 million on a basis which is substantially consistent with the purchase method of accounting. Results would have varied under different assumptions or conditions.

         Estimating sales returns and allowances. Our net sales from OEM customers consists of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. Then we evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues and accounts receivable could be adversely affected.

         Allowance for doubtful accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider historical bad debts, customer concentrations, customer credit-worthiness and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write-offs. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

         Estimating write-downs of excess and obsolete inventories. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. Write-offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions are less favorable than our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

         Asset impairments. Beginning in 2002, we apply the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

         The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of existing technology, brandname as well as excess enterprise value, or goodwill. The existing technology and brandname are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. The goodwill is not subject to amortization.

         We evaluate the existing technology and brandname at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value.

         Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Reporting Segments

         Beginning in May 2002, we have consolidated our business segments into one segment to reflect the manner in which our new chief operating decision maker allocates resources and assesses the performance of our business.

Period Comparisons

         Our results of operations after April 30, 2002 and our consolidated balance sheet at June 30, 2002 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001 due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate solely to depreciation of property, plant and equipment, amortization of tangible and intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate solely to property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three and six-month periods ended June 30, 2002 and to the similar periods in 2001.

Results of Operations

Six-Month Periods Ended June 30, 2002 and June 30, 2001

         Net Sales. Overall, similar to the semiconductor industry as a whole, we have been experiencing weakness in demand for many of our products that has persisted through the first six months of 2002. Our net sales of $74.1 million in the first six months of 2002 represents a decrease of 16.0% from net sales of $88.2 million in the first six months of 2001. This decrease in net sales was attributable primarily to lower unit shipments of standard products. In the first six months of 2002, net sales in our standard products decreased 28.2% to $26.0 million, compared to $36.2 million in the same period in 2001. This decrease reflects weak overall market conditions in the telecommunications and consumer sectors that resulted in lower unit shipments of serial communication, wireless connectivity and peripherals products, offset partially by higher unit sales of modem products. Net sales of our embedded control products declined 7.5% to $48.1 million in the six months of 2002 compared to $52.0 in the same period of 2001. This decline was primarily the result of lower unit shipments of Z80 microcontrollers.

         Gross Margin. Our cost of sales primarily represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 38.7% in the first six months of 2002, up from 16.6% in the same period of 2001. During the six-month period ended June 30, 2002, our gross margin was adversely impacted by the amortization of a fresh-start reporting inventory adjustment of $3.9 million. Exclusive of this one-time charge, our gross margin, as adjusted was 43.9% of sales for the six months ended June 30, 2002. The improvement in our gross margin during 2002 is primarily the result of rationalizing our manufacturing cost structure. A key element of this strategy was the closure of our underutilized MOD III wafer fabrication facility in January 2002. The savings in MOD III spending were partially offset by higher spending in our five-inch manufacturing facility and from purchases of manufactured wafers from outside foundries. However, our five-inch wafer manufacturing factory utilization improved to 64% of capacity in the first six months of 2002, compared to 33% in the same period of 2001, which also helped to improve gross margin. Additionally, during 2001 we implemented a multi-source assembly program with a number of Asian semiconductor assembly service providers, we moved our wafer probe operations from Idaho to the Philippines and we streamlined our final test operations. These actions also contributed to our improved gross margin in the first six months of 2002.

         Research and Development Expenses. Research and development expenses were $9.9 million in the first six months of 2002, reflecting a 39.3% decrease from the $16.3 million of research and development expenses reported in the first six months of 2001. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions. During the first six months 2002, research and development expense also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our CarteZian line of 32-bit microprocessors. Additionally, in the first six months of 2002, we renegotiated certain software license agreements and we wrote-off other surplus tools so that our design software suite is now more closely aligned with the forecast needs of our product development projects. We expect further reductions in research and development spending during 2002 as a consequence of the closure of our Austin, Texas design center.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $16.1 million in the first six months of 2002 from $26.5 million in the first six months of 2001. The decrease in our selling, general and administrative spending in the first six months of 2002 reflects lower payroll-related costs as a result of lower headcount, elimination of outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller, lower-cost facility. Excluding the cost of terminating our old lease and relocation expenditures, we expect that this move will result in savings of approximately $4.5 million in 2002 operating costs versus 2001.

         Special Charges. Special charges for each period indicated were as follows (in millions):

                                                                     Three Months Ended      Six Months Ended June
                                                                          June 30,*                   30,*
                                                                     ------------------      ---------------------
                                                                      2002         2001        2002         2001
                                                                     -------- ---------      ---------- ----------
Asset impairments:
    Austin, Texas assets .........................................   $  --        $  --        $ 1.7        $  --
    Internal use software ........................................      --          1.6          0.8          1.6
    Goodwill write-offs ..........................................     0.2           --          0.2           --
    Test and probe equipment write-offs...........................      --          1.4           --          1.4
Restructuring of operations:
    Employee severance and termination benefits ..................      --          2.3          1.2          2.3
    MOD III closure costs ........................................     0.6          0.3          2.5          0.3
    Lease termination costs ......................................     0.7           --          0.7           --
    Stock compensation ...........................................      --          1.7           --          1.7
Professional fees for debt restructuring .........................     0.3          0.8          4.0          0.8
                                                                     -----        -----        -----        -----
                                                                     $ 1.8        $ 8.1        $11.1        $ 8.1
                                                                     =====        =====        =====        =====

--------------
* The period ended June 30, 2002 reflects combined results of the Predecessor Company and the Successor Company. Figures for the June 30, 2001 period reflect only the Predecessor Company.

         In connection with the closure of our Austin, Texas design center in the first six months of 2002, we abandoned furniture, fixtures and equipment with a book value of approximately $1.7 million. Also in connection with this action and the streamlining of our sales force, we paid severance and termination benefits of approximately $1.2 million in the first six months of 2002. Approximately $0.8 million of computer aided design software was impaired in the first six months of 2002 as a result of our decision to cancel development of the CarteZian family of 32-bit RISC microprocessors. Additionally, we incurred $2.5 million of special charges during the first six months of 2002 in connection with the closure of our MOD III eight-inch wafer fabrication facility in Idaho as well as $0.7 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing of the facility. Chapter 11 reorganization-related costs of $4.0 million for the six months ended June 30, 2002 relate primarily to legal and other professional service fees. Finally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off.

         During the six months ended June 30, 2001, we incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses; fixed-asset related write-offs of $3.0 million, including planning software and surplus test equipment; $0.8 million relating to financial advisors who were assisting with our reorganization and restructuring plans; and $0.3 million of costs associated with the closure of MOD III. In connection with this action, we eliminated approximately 200 positions worldwide during the second quarter of 2001.

         Stock-Based Compensation. During the first six months of 2002, we recognized $2.1 million for stock based compensation in connection with the award of restricted stock to certain executives and consultants. Our right to repurchase these shares for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants will be measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $3.1 million, $1.9 million and $1.7 million for the years ending December 31, 2002 through 2004, respectively.

         In-Process Research and Development. During the first six months of 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. The projects related to the research and development (partially developed semiconductor product designs), had not reached technological feasibility as of the effective date of our reorganization and have no alternative future use. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. There can be no assurance that these products will ever achieve commercial viability.

         Factors considered in valuing in-process research and development included the stage of development of each project, target markets and associated risks of achieving technological feasibility and market acceptance of the products. The value of the in-process technology was determined by estimating the projected net cash flows after deducting the costs to complete the projects arising from commercialization of the products over periods ranging from four to six years. These cash flows were then discounted to their net present value using a discount rate of 25%. The estimated stage of completion was applied to the net present value of future discounted cash flows to arrive at the in-process research and development amount that was immediately expensed subsequent to the adoption of fresh-start reporting.

         Amortization of Intangible Assets. In connection with fresh-start reporting, we recorded identifiable intangible assets aggregating $26.2 million (excluding goodwill of $26.7 million and in-process research and development of $18.7 million) consisting of existing technology of $17.0 million and brandname of $9.2 million. We evaluate these assets for impairment at each reporting period. We are amortizing these assets based on the pattern-of-use method. The anticipated amortization schedule for these assets is as follows (in millions):

                               Year Amount           Amortization
                               ----------------  ----------------

                                2002                   $    7.9
                                2003                        6.8
                                2004                        4.2
                                2005                        2.2
                                Thereafter                  5.1
                                                       ---------
                                Total                  $   26.2
                                                       ========

         Interest Expense. Our interest expense decreased to $5.2 million for the first six months of 2002 compared to $14.6 million in the same period of 2001. Interest expense in both years relates primarily to interest due on our former senior notes. The decrease in our interest expense in the first six months of 2002 compared to the first six months of 2001 primarily reflects cessation of further interest accruals on our notes payable subsequent to our filing of Chapter 11 bankruptcy on February 28, 2002, which would have totaled approximately $4.2 million, and the cancellation of the notes upon the effectiveness of our plan of reorganization.

         Income Taxes. As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $213.0 million and $63.0 million, respectively, which will expire beginning in years 2004 through 2021, if not utilized. Since December 31, 2001, our net operating losses have increased reflecting operating losses for the period commencing January 1, 2002 and ending with and including April 30, 2002. The debt discharge resulted in a taxable gain which will require us to utilize a significant portion of our net operating loss carryforwards and adjust the tax attributes of certain of our assets. For the period subsequent to April 30, 2002, through year-end, we anticipate that we will use certain net operating losses to offset our taxable income, thereby reducing or eliminating our federal income tax liability for such period. We expect to record book tax expense for the period subsequent to April 30, 2002, through year-end at an effective tax rate of approximately 38% because benefits realized from pre-confirmation net operating losses will be recorded as a reduction in goodwill rather than an income tax benefit under fresh-start reporting.

         Commencing January 1, 2003, and as a result of the debt forgiveness that we realized in the reorganization, we will be required, for federal income tax purposes, to reduce a significant portion, or all, of our net operating loss carryforwards and may be required to reduce the tax basis in certain assets as well. In addition, our utilization of our remaining net operating loss carryforwards, if any, will be substantially limited under the federal income tax section 382 ownership change rules. Consequently, commencing January 1, 2003, we expect that we will be taxable for federal income tax purposes.

         Based on available evidence, including our cumulative losses to date, we have provided a full valuation allowance against our net deferred tax assets.

         EBITDA. The EBITDA measure presented below and throughout this quarterly report may not be comparable to EBITDA as presented by other companies. EBITDA, as we calculate it, excludes interest on debt, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges which represent operational restructuring charges, including asset write-offs, employee termination costs, lease termination costs and legal settlements. We believe the disclosure of such information provides the reader with additional meaningful information to better evaluate the results of our ongoing operations.

         Our EBITDA, reconciled to our net income for each period indicated, is as follows (in millions):

                                                                                Three Months Ended June    Six Months Ended June
                                                                                          30,*                      30,*
                                                                                -----------------------     --------------------
                                                                                   2002         2001         2002         2001
                                                                                -----------------------     --------------------
Reconciliation of net loss to EBITDA, as defined
     Net income (loss) ...............................................         $264.4          $(27.1)      $252.6        $(51.2)
     Cost of sales - amortization of fresh-start inventory
        adjustment ...................................................            3.9              --          3.9            --
     In-process research and development .............................           18.7              --         18.7            --
     Fresh-start adjustments .........................................          (83.7)             --        (83.7)           --
     Reorganization items ............................................            0.3              --          4.0            --
     Special charges .................................................            1.5             8.1          7.1           8.1
     Stock-based compensation ........................................            2.1             0.1          2.1           0.1
     Depreciation and amortization ...................................            3.7            10.0          5.6          19.7
     Equity investment loss ..........................................             --             0.3           --           0.7
     Interest expense, net ...........................................            0.3             7.0          5.1          13.8
     Income tax expense ..............................................            0.6             0.1          0.7           0.2
     Net gain on discharge of debt ...................................         (205.7)             --       (205.7)           --
     Other ...........................................................             --              --          0.2            --
                                                                               ------          ------       ------        ------
EBITDA, as defined ...................................................         $  6.1          $ (1.5)      $ 10.6        $ (8.6)
                                                                               ======          ======       ======        ======

------------------------------
* The period ended June 30, 2002 reflects combined results of the Predecessor Company and the Successor Company. Figures for the June 30, 2001 period reflect only the Predecessor Company.

Three-Month Periods Ended June 30, 2002 and June 30, 2001

         Net Sales. Overall, our net sales during the three months ended June 30, 2002 were $38.1 million, which represents a 13.4% decline from our $44.0 million of net sales in the same period of 2001. This decline reflects lower unit shipments in our standard products group, particularly television, serial communication controller and foundry business. We expect continuing sales declines in our standard products group reflecting reductions of our de-emphasized television and peripheral products. Net sales of embedded control products during the three months ended June 30, 2002 increased 3% compared to the same period in 2001, reflecting higher unit shipments of Z8 microcontrollers.

         Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. For the three-month period ended June 30, 2002 our cost of sales also included $3.9 million of amortization related to a one-time inventory adjustment in connection with our fresh-start reporting. Our gross margin as a percentage of net sales increased to 34.1% in second quarter of 2002 as compared to 19.3% in the same period of 2001. Excluding the one-time effect of fresh-start reporting, our gross margin in the quarter ended June 30, 2002 was $16.9 million or 44.4% of net sales. The improvement in our gross margin as a percentage of sales for the three months ended June 30, 2002 as compared to the same period in 2001 reflects substantial reduction in manufacturing spending and a marked improvement in factory utilization as a result of the closure of our MOD III wafer production facility during the first quarter of 2002. We also experienced reductions in unit sales in our lower-margin television, peripherals and foundry businesses in the second quarter of 2002, compared to the same period in 2001.

         Research and Development Expenses. Research and development expenses were $4.6 million in the second quarter of 2002, reflecting a 36.1% decrease from the $7.2 million of research and development expense we incurred in the same period of 2001. This decrease in research and development expense was primarily due to the closure of our Austin, Texas design center and the related cancellation of our CarteZian product development activities during the first quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.0 million in the second quarter of 2002, reflecting a 38% decrease from the $12.9 million in the second quarter of 2001. This reduction in our sales, general and administrative expenses primarily reflects reduced payroll and commission costs associated with reduced headcount in our sales and marketing groups and due to overall lower sales levels in the second quarter of 2002, compared to the same period in 2001.

         Special Charges. During the one-month ended April 30, 2002, ZiLOG classified $1.5 million of costs as special charges and reorganization items. Approximately $0.3 million of special charges taken both in the two-month period ended June 30, 2002 and the one-month period ended April 30, 2002 relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho. These charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Lease termination costs of $0.7 million are related to the closure and relocation of certain sales offices. Professional fees for debt restructuring of $0.3 million represent third-party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities. During the Chapter 11 filing of the voluntary petition for reorganization, such costs were classified as "Reorganization Items." Additionally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written-off.

         During the second quarter of 2001, we incurred special charges of $8.1 million for restructuring of operations comprised of severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expenses; fixed-asset related impairments of $3.3 million, including planning software and surplus test equipment; and $0.8 million of professional fees relating to advisors who were assisting us with our reorganization. In connection with these actions, we eliminated approximately 200 positions worldwide during the second quarter of 2001.

         Stock-Based Compensation, In-Process Research and Development, and Amortization of Intangible Assets for the three-month period ended June 30, 2002 related to our fresh-start accounting and are described in the previous section entitled "Six-Month Periods Ended June 30, 2002 and June 30, 2001."

         Other Income/(Expense), Net. During the quarter ended June 30, 2002, our other income and expense was primarily comprised of $83.7 million of fresh-start adjustments and $205.7 million of net gain on discharge of debt. These items are described in the previous section entitled "Six-Month Periods Ended June 30, 2002 and June 30, 2001". During the three months ended June 30, 2001, our other income and expense was primarily comprised of $7.3 million of interest expense that was almost entirely related to our 9 1/2% senior secured notes payable that were outstanding at the time.

         Income Taxes. As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $213.0 million and $63.0 million, respectively, which will expire beginning in years 2004 through 2021, if not utilized. Since December 31, 2001, our net operating losses have increased reflecting operating losses for the period commencing January 1, 2002 and ending with and including April 30, 2002. The debt discharge resulted in a taxable gain which will require us to utilize a significant portion of our net operating loss carryforwards and adjust the tax attributes of certain of our assets. For the period subsequent to April 30, 2002, through year-end, we anticipate that we will use certain net operating losses to offset our taxable income, thereby reducing or eliminating our federal income tax liability for such period. We expect to record book tax expense for the period subsequent to April 30, 2002, through year-end at an effective tax rate of approximately 38% because benefits realized from pre-confirmation net operating losses will be recorded as a reduction in goodwill rather than an income tax benefit under fresh-start reporting.

Liquidity and Capital Resources

         As a result of the economic downturn and decline in our results of operations that began in 2000, we became unable to continue servicing the interest on our debt. As noted previously, on February 28, 2002, we filed a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The bankruptcy court confirmed our reorganization plan on April 30, 2002. The plan of reorganization became effective on May 13, 2002 and resulted in the extinguishment of $325.7 million of liabilities.

         As of June 30, 2002, we had cash and cash equivalents of $18.1 million, compared to $30.7 million at December 31, 2001.

         Upon emergence from bankruptcy, we entered into a new credit facility with the same commercial lender as our previous credit facility. The new facility is a three-year $15.0 million senior secured revolving credit facility. The new facility is on substantially similar terms as our previous revolving credit facility, except that borrowings will bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option which as of June 30, 2002 bore interest at 4.4%. The previous revolving credit facility and capital expenditure line was cancelled. As of June 30, 2002, we had outstanding borrowings of $9.1 million and there was no additional borrowing capacity under the facility. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. In the first six months of 2002, our availability has decreased and we have made repayments on our revolving credit facility totaling $3.7 million. If our borrowing base continues to decline, we will be required to make further repayments on our revolving credit facility. We are subject to certain financial covenants under this facility, including tangible asset and fixed charge coverage ratios if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

         Cash used by operating activities was $7.8 million for the six months ended June 30, 2002, compared to $27.4 million for the six months ended June 30, 2001. The use of cash by operating activities in the first six months of 2002 primarily reflects our net loss of $35.7 million (after adjusting for net gain on discharge of debt of $205.7 million and fresh-start adjustments of $83.7 million), adjusted for depreciation and amortization of $5.6 million. During the six-month period ended June 30, 2002, our significant use of operating cash included cash payments for special charges of $16.7 million. The use of cash by operating activities in the first six months of 2001 primarily reflects our net loss of $51.2 million, adjusted by depreciation and amortization of $19.7 million, a decrease in accrued compensation and employee benefits of $17.8 million, and an decrease in other accrued liabilities of $5.7 million, offset by decreases in accounts receivable and inventories of $9.6 million and $8.5 million, respectively. Included in the change in other accrued liabilities for the first six months of 2001 was $13.3 million for a payment of interest on the notes. Additionally, we paid $10.3 million to our former Chief Executive Officer in the first six months of 2001, pursuant to a previously accrued contractual obligation.

         Cash used by investing activities was $1.1 million for the six months ended June 30, 2002 and was $3.7 million for the same period in 2001. Cash used for investing activities in both periods reflects capital expenditures. In the first six months of 2002, capital expenditures related primarily to furniture and fixtures for our new San Jose headquarters and replacements of manufacturing equipment. Capital expenditures in the first six months of 2001 primarily related to equipment in our MOD III wafer manufacturing facility. Cash used for financing activities in the first six months of 2002 was $3.7 million primarily representing repayments on our revolving line of credit. In the first six months of 2001, $13.1 million of cash was provided by investing activities primarily from borrowings under our revolving line of credit.

         The liquidity summary presented below is intended to identify significant sources and uses of cash and cash equivalents for the periods indicated. This information was developed by combining cash flow activity of the Predecessor Company and the Successor Company and is not intended to replace our statements of cash flows prepared in accordance with GAAP. The $12.6 million decline in our cash balance during the six months ended June 30, 2002 includes cash payments of $11.1 million associated with our restructuring of operations and $4.3 million of professional fees incurred in connection with our reorganization plan. A summary of cash flows for the six months ended June 30, 2002 and June 30, 2001 follows (in millions):

                                                                                     Six Months
                                                                                   Ended June 30,*
                                                                            -----------------------------
                                                                                2002            2001
                                                                            ------------- ---------------

Cash Generation:
EBITDA, as defined ........................................................     $10.6          $(8.6)
                                                                                -----          -----
Cash Uses:
Restructuring activities:
     MOD III closure, including severance .................................      (6.1)          (1.2)
     Headquarters relocation and lease buyout .............................      (2.7)            --
     Design center closure and sales actions ..............................      (1.1)            --
     Retention bonuses ....................................................      (1.2)            --
                                                                                -----          -----
   Subtotal restructuring cash payments ...................................     (11.1)          (1.2)
Professional fees associated with recapitalization ........................      (4.3)          (0.8)
Employee loans approved in reorganization plan ............................      (2.3)            --
                                                                                -----          -----
   Subtotal professional fees and employee loans ..........................      (6.6)          (0.8)
                                                                                -----          -----
   Subtotal restructuring and reorganization items ........................     (17.7)          (2.0)
                                                                                -----          -----
Revolving line of credit proceeds (repayments) ............................      (3.8)          13.0
                                                                                -----          -----
Contractual obligation to former chief executive officer ..................        --          (10.2)
Capital expenditures ......................................................      (1.1)          (3.7)
Other balance sheet changes, net ..........................................      (0.6)          (6.5)
                                                                                -----          -----
Total cash usage during period ............................................     (23.2)          (9.4)
                                                                                -----          -----
Net change in cash during period ..........................................     $(12.6)        $(18.0)
Cash at beginning of period ...............................................     $30.7          $40.7
                                                                                -----          -----
Cash and Cash Equivalents .................................................     $18.1          $22.7
                                                                                =====          =====

---------------------
* The period ended June 30, 2002 reflects combined results of the Predecessor Company and the Successor Company. Figures for the June 30, 2001 period reflect only the Predecessor Company.


         Our cash needs for the balance of 2002 include working capital, professional fees incurred in connection with the preparation of this registration statement and capital expenditures. Our restructuring of operations and reorganization activities are substantially complete and, based on our current plans, except for costs that we will incur in connection with filing a registration statement on Form S-1 pursuant to the terms of our plan of reorganization, we do not expect to incur significant expenditures for these items in the foreseeable future. The 2002 business climate is expected to continue to be difficult. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

         We expect fiscal 2002 capital expenditures will total approximately $1.5 million to $2.0 million, primarily for manufacturing equipment, building improvements and internal use software. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Effects of Inflation and Changing Prices

         We believe that inflation and/or deflation had a minimal impact on our overall operations during the six months ended June 30, 2002.

Seasonality

         Sales typically peak in the third quarter caused by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and second quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our previously emphasized products.

Recent Accounting Pronouncements

         In accordance with the early adoption provisions of SOP 90-7, on May 1, 2002, we adopted the following Statements of Financial Accounting
Standards: SFAS No. 143, "Accounting for Asset Retirement Obligations;" SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations; and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The adoption of these statements had no impact on our consolidated financial statements.

         The principal provisions of SFAS No. 141 require that all business combinations be accounted for by the purchase method of accounting and identifiable intangible assets be recognized apart from goodwill.

         The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life not be amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets that will not be amortized for impairment at least annually by comparing the fair value of those assets to their recorded amounts.

         The principal provisions of SFAS No. 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation.

         SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt this statement for exit or disposal activities initiated starting May 1, 2002.

                                RISK FACTORS

                     Risks Related to the Restructuring

We recently effectuated a reorganization pursuant to a prepackaged plan under Chapter 11 of the United States Bankruptcy Code, which does not assure our continued success.

         On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002 and we emerged from bankruptcy on May 13, 2002. Pursuant to the financial restructuring, our formerly publicly traded 9 1/2% Senior Secured Notes due 2005, accrued interest related to such notes, and all of our previously existing equity securities were canceled. Our completion of bankruptcy proceedings does not assure our continued success.

Our new revolving credit facility restricts our ability to take certain actions that we may determine to be in our best interests.

         In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of June 30, 2002, we had no additional borrowing capacity under this facility. This credit facility is scheduled to mature on May 13, 2004, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

Our reorganization may have negatively affected some of our relationships with our customers, suppliers and employees.

         The effect, if any, of our Chapter 11 case and plan of reorganization may have had, and may continue to have, upon our continued operations cannot be predicted or quantified. Some entities may be uncomfortable doing business with a company that has recently emerged from bankruptcy. Our Chapter 11 case could adversely affect our relationships with our customers, suppliers and employees.

As a result of the adoption of "fresh-start" accounting, you will not be able to compare our historical financial statements with the financial results disclosed in this quarterly report.

         As a result of the consummation of our plan of reorganization and the transactions contemplated thereby, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 upon emerging from bankruptcy. Because SOP 90-7 requires us to reset our assets and liabilities to current fair values, our financial condition and results of operations disclosed in future filings will not be comparable to the financial condition or results of operations reflected in our historical financial statements contained in this quarterly report.

                 Risk Related to Our Business and Industry

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

         Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. Our future operating results will depend on a variety of factors and they may fail to meet expectations. Any failure to meet expectations could cause the price of our securities to fluctuate or decline significantly. In addition, high proportions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

          o our ability to introduce and sell new products and technologies on a timely basis, such as our eZ80 Webserver and Z8 product families;

          o any shortage of wafer or assembly manufacturing capacity at our third-party vendors;

          o    changes in the prices of our products;

          o    technological change and product obsolescence;

          o    changes in product mix or fluctuations in manufacturing yields;

          o    variability of our customers' product life cycles;

          o the level of orders that we receive and can ship in a quarter, customer order patterns and seasonality;

          o    increases in the cost or availability of raw materials; and

          o    gain or loss of significant customers.

We are currently experiencing a downturn in the business cycle and our revenues, cash generation and profitability are being adversely affected.

         The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and continues today. The terrorist acts of September 2001 in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, have exacerbated the downturn and created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some of our customers have curtailed and may in the future delay or further curtail spending on technology, which could also negatively affect our quarterly results or financial condition in the future.

         We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered in 1999 and 2000. This decline in revenue has been accentuated by our decision in 2000 to deemphasize certain product offerings in television and PC peripheral markets. We are uncertain how long this decline will last. Additionally, we may be required to reduce selling prices in response to competition, which could lower our gross margin. Such a decline in selling prices would have a negative impact on our financial condition. As a result of our under-utilization of our manufacturing capacity, in January 2002 we closed one of our two wafer fabrication facilities. We are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, and we may not be profitable in the future.

         We have a history of losses for each of our last four years ended December 2001, 2000, 1999 and 1998, and for the six months ended June 30, 2002, excluding the accounting effects of our reorganization. If our new business plan is not successful, we may not be profitable in the future.

We have implemented significant cost cutting measures, and we may be required to implement additional cost cutting measures depending upon our future revenues and operating results.

         Similar to other semiconductor companies, we have implemented significant cost cutting measures in the past. These cost cutting efforts have included:

          o restructuring our manufacturing operations, which included consolidating our wafer fabrication facilities, outsourcing significant wafer and assembly operations and consolidating probe and final test operations at our Philippines site;

          o    refocusing of strategic priorities;

          o reallocating personnel and responsibilities to better utilize human resources;

          o reducing research and development and capital expenditure spending;

          o    reducing our workforce; and

          o    instituting temporary office and facility shutdowns.

         Cost cutting measures may not increase our efficiency or future profitability and our reduction in research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

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

         In addition, although the semiconductor micrologic market has grown in prior years, it is currently in a significant downturn. Our revenues and future profitability could be harmed seriously. It is uncertain for how long this slowdown will last.

We may not be able to introduce and sell new products, and our inability to do so may harm our business materially.

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

          o    support from foundry services;

          o    complexity of the new products to be designed and manufactured;
               and

          o    market acceptance of our products and our customers' products.

         We cannot assure you that the design and introduction schedules for any new products or any additions or modifications to our existing products will be met, that these products will achieve market acceptance or that we will be able to sell these products at prices that are favorable to us.

Acts of war or terrorism could harm our business.

         The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to our business. Further terrorists acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, or customers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Escalated tensions between India and Pakistan particularly pose an increased risk to our design operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

         The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Advanced Micro Devices, ARM, Atmel, Conexant, Intel, Lucent Technologies, Microchip, Motorola, NEC, Philips, Sharp, ST Microelectronics, Texas Instruments and Toshiba, among others. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

          o our ability to design and manufacture new products that implement new technologies, including our eZ80 Webserver and Z8 product families;

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

         For example, we may experience problems that make it difficult to manufacture the quantities of our products that we anticipate producing in our wafer fabrication facility. These difficulties may include:

          o    equipment not performing as expected;

          o    process technology changes not operating as expected; and

          o    production personnel not operating equipment as expected.

If we are unable to obtain adequate production capacity, our business will be harmed.

         We rely on independent third-party foundry manufacturers to fabricate an increasing percentage of our products. Industry-wide shortages in foundry capacity could harm our financial results. For example, a significant amount of our sales are of products which cannot be manufactured at our Nampa, Idaho wafer fabrication facility. Should we be unable to obtain the requisite foundry capacity to manufacture our complex new products, or should we have to pay high prices to foundries in periods of tight capacity, our ability to increase our revenues might be impaired. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

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

         Approximately 59% of our net sales for the six months ended June 30, 2002 and 55% of our net sales for the year ended December 31, 2001 were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

          o    taxation of our earnings and the earnings of our personnel; and

          o other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

The lease of for the facility housing our Philippines operations expires in March 2004; if we are unable to negotiate an extension of this lease or relocate these operations on commercially reasonable terms, our results of operations could be harmed.

         The majority of our final product testing, inventory warehousing and logistics operations reside in a 54,000 square foot facility located in the Philippines. We have occupied this site with inexpensive rental payments since 1979 and the lease is presently due to expire on March 31, 2004. Accordingly, if we are unable to negotiate an extension of the lease or effectively relocate these operations to another site on commercially reasonable terms, our results of operations could be harmed.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

         Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers and distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products and these third-party distributors accounted for approximately 40% of our sales in 1999, 40% of our sales in 2000 and 39% of our sales in 2001, and 44% of our net sales for the six months ended June 30, 2002. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers, including our distributors, accounted for approximately 48% of our net sales in 1999, approximately 49% of our net sales in 2000 and 55% of our net sales in 2001 and 54% for the six months ended June 30, 2002. Arrow Electronics accounted for approximately 13% of our net sales in 1999 and Pioneer-Standard accounted for approximately 12% of our net sales in 2000, 13% of our net sales in 2001 and 13% of our net sales for the six months ended June 30, 2002. Concentration of revenue to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

         As a result of technological changes, from time to time our customers design our product out of some devices. Any resulting decreased sales could reduce our profitability. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000, to approximately $4.9 million in 2001, and to approximately $1.3 million for the six months ended June 30, 2002. These reduced sales due to design changes have harmed us in the past and additional design changes could harm our operating results in the future.

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

         In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we will make grants of restricted stock on each of May 13, 2003, May 13, 2004 and May 13, 2005. We intended to loan Mr. Thorburn the funds to pay the income taxes due with respect to these grants, as we have done with other employees that received grants of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oaxley Act of 2002, which prohibits these loans. As a result of this development, we may need to revisit the terms of our employment arrangement with Mr. Thorburn, and we may not be able to reach an agreement acceptable to both parties.

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

We could be subject to claims of infringement of third-party intellectual property rights, which could be time-consuming and expensive for us to defend.

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

         If an infringement against us is successful and we are unable to license the infringed technology, our business and operating results would be harmed significantly.

We may engage in acquisitions that could adversely affect our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

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

          o difficulties in retaining relationships with suppliers and customers of the acquired business; and

          o acquired assets, including intangible assets, may subsequently become impaired.

         In addition, acquisitions could require investment of significant financial resources and may require us to obtain additional equity financing, which may dilute our stockholders' equity, or to incur additional indebtedness.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

         We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

         Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of June 30, 2002, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments are short-term.

         The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of June 30, 2002 (dollars in millions):

                                             Carrying Value         Fair Value
                                             ----------------- ---------------
           Cash Equivalents:
               Fixed rate                        $ 17.5             $ 17.5
               Average interest rate               1.23%                --
           Short-Term Debt:
               Variable-rate debt                $  9.1             $  9.1
               Interest rate                        4.4%                --

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

         We have been notified by several parties that we may be infringing certain patents. In addition, four of our customers have notified us that they have been approached by patent holders who claim that they are infringing certain patents. The customers have asked us for indemnification. We have had no further communications about any of the claims from our customers for at least 13 months. In the event that we determine, however, that any such notice may involve meritorious claims, we may seek a license. Based on industry practice, we believe that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses could be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of such claims could have a material adverse effect on our financial condition. See the section entitled "Risk Factors -- We could be subject to claims of infringement of third-party intellectual property rights, which could be time-consuming and expensive for us to defend."

         We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 2.  Changes in Securities and Use of Proceeds

         In connection with our plan of reorganization, which became effective on May 13, 2002, we cancelled all of our previously outstanding debt and equity securities. We amended our articles of incorporation and our bylaws to define the rights associated with our newly-issued shares of common stock, par value $0.01 per share. See Note 2 to the unaudited condensed consolidated financial statements for more information on our financial restructuring and reorganization.

         We are restricted from paying any cash dividends on our common stock by the terms of the amended and restated credit agreement governing our revolving credit facility as described under the section entitled "Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources."

         On May 17, 2002, we sold 90,580 shares of our common stock to Federico Faggin for $2.76 per share, or an aggregate of $250,000.80. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. We intend to use the proceeds from this sale for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

         We did not make our scheduled semi-annual interest payments of $13.3 million on our former 9 1/2% Senior Secured Notes due 2005 that were due on September 4, 2001 and March 1, 2002. Our default on the interest payment due on the notes, and the expiration of the applicable grace period on October 4, 2001, constituted an event of default under our former capital expenditure and revolving credit facility. Pursuant to our plan of reorganization, which was made effective on May 13, 2002, these notes and the accrued interest were cancelled, and our credit facilities were replaced. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number                                                  Description
----------------     ------------------------------------------------------

     2.1 (a)         Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern
                     District of California, dated April 30, 2002.
     3.1 (b)         Amended and Restated Certificate of Incorporation of ZiLOG, Inc.
     3.2 (b)         Amended and Restated Bylaws of ZiLOG, Inc.
     4.1             Form of Restricted Stock Purchase Agreement.
     4.2             Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
     4.3             Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.
    10.1             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Gerald Corvino.
    10.2             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Perry Grace.
    10.3             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Daniel M. Jochnowitz.
    10.4             Financing Agreement, dated May 13, 2002, between CIT Financing and ZiLOG, Inc.
    10.5             Contribution Agreement, dated May 13, 2002, between ZiLOG, Inc. and ZiLOG-MOD III, Inc.
    10.6             Services Agreement, dated May 13, 2002, between ZiLOG Inc. and ZiLOG-MOD III, Inc.
    10.7             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Michael D. Burger.
    10.8             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Thomas Vanderheyden.
    10.9             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Norman G. Sheridan.
    10.10            Consulting Agreement, dated May 17, 2002, between ZiLOG, Inc. and Federico Faggin.
    10.11            Amendment Number 1 to Employment Agreement, dated May 23, 2002, between ZiLOG, Inc. and James M.
                     Thorburn.

----------------------------------------
(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.


(b)    Reports on Form 8-K:

The Company filed a current report on Form 8-K on May 15, 2002, reporting that the United States Bankruptcy Court for the Northern District of California confirmed its joint "prepackaged" reorganization plan on April 30, 2002.

                                ZiLOG, Inc.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ZiLOG, Inc.
                                (Registrant)


                                /s/ Perry Grace
                                --------------------------------------------
                                Vice President and Chief Financial Officer
                                (Duly Authorized Officer)

                                /s/ James M. Thorburn
                                --------------------------------------------
                                Chairman, Chief Executive Officer and Director (Duly Authorized Officer)



Date:  August 16, 2002

                               EXHIBIT INDEX

Exhibit Number                                                  Description
----------------     ------------------------------------------------------
     2.1 (a)         Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern
                     District of California, dated April 30, 2002.
     3.1 (b)         Amended and Restated Certificate of Incorporation of ZiLOG, Inc.
     3.2 (b)         Amended and Restated Bylaws of ZiLOG, Inc.
     4.1             Form of Restricted Stock Purchase Agreement.
     4.2             Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
     4.3             Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.
    10.1             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Gerald Corvino.
    10.2             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Perry Grace.
    10.3             Employment Agreement, dated April 9, 2002, between ZiLOG, Inc. and Daniel M. Jochnowitz.
    10.4             Financing Agreement, dated May 13, 2002, between CIT Financing and ZiLOG, Inc.
    10.5             Contribution Agreement, dated May 13, 2002, between ZiLOG, Inc. and ZiLOG-MOD III, Inc.
    10.6             Services Agreement, dated May 13, 2002, between ZiLOG Inc. and ZiLOG-MOD III, Inc.
    10.7             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Michael D. Burger.
    10.8             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Thomas Vanderheyden.
    10.9             Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Norman G. Sheridan.
    10.10            Consulting Agreement, dated May 17, 2002, between ZiLOG, Inc. and Federico Faggin.
    10.11            Amendment Number 1 to Employment Agreement, dated May 23, 2002, between ZiLOG, Inc. and James M.
                     Thorburn.

----------------------------------------
(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.