Form 10-Q
period 2002-09-30
ZILOG INC
filed 2002-11-14
CIK 319450

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-98529

ZiLOG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

532 Race Street
San Jose, California   95126
(Address of principal executive offices)

(408) 558-8500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]    NO [X]

The Company has voluntarily filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months in accordance with terms agreed to in its previous indenture and its plan of reorganization.

    As of October 31, 2002, there were 29,938,045 shares of the Company's Common Stock, $.01 par value outstanding.

This Report on Form 10-Q and other oral and written statements we make contain and incorporate forward-looking statements regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward- looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; the effects of our chapter 11 reorganization; the costs relating to our Z80, Z8 and IRDA projects currently in development and the timing of completion of our projects; and our expected capital expenditures and expenses for future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially reasonable quality and prices; under-absorption of manufacturing costs in our wafer fabrication facilities from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; and those factors discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. We caution the reader not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. We undertake no obligation to publicly release updates or revisions to these statements.

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

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001	**

Unaudited Condensed Consolidated Statements of Operations for the five months ended September 30, 2002, four months ended April 30, 2002 and nine months ended September 30, 2001	**

Unaudited Condensed Consolidated Balance Sheets at September 30, 2002, May 1, 2002, April 30, 2002 and December 31, 2001	**

Unaudited Condensed Consolidated Statements of Cash Flows for the five months ended September 30, 2002, four months ended April 30, 2002 and nine months ended September 30, 2001	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Disclosure Controls procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                           Sucessor    Predecessor
                                                           Company       Company
                                                         ------------  ------------
                                                         Three Months  Three Months
                                                            Ended         Ended
                                                          Sep. 30,       Sep. 30,
                                                             2002          2001
                                                         ------------  ------------
Net sales.....................................                 $36.0         $42.6
Cost of sales.................................                  19.9          29.4
                                                         ------------  ------------
Gross margin..................................                  16.1          13.2

Operating expenses:
  Research and development *..................                   4.1           5.8
  Selling, general and administrative *.......                   7.7           9.6
  Special charges and reorganization items....                   0.8           4.5
  Stock-based compensation *..................                   0.5           --
  Amortization of intangible assets...........                   3.0           --
                                                         ------------  ------------
     Total operating expenses.................                  16.1          19.9
                                                         ------------  ------------
Operating income (loss).......................                   --           (6.7)

Other income (expense):
  Interest income.............................                   0.1           0.2
  Interest expense............................                  (0.1)         (7.3)
  Other, net..................................                   0.4          (0.5)
                                                         ------------  ------------
Income (loss) before income taxes and loss
  from equity method investment...............                   0.4         (14.3)
Provision for income taxes....................                   0.2           --
                                                         ------------  ------------
Income (loss) before equity method
  investment..................................                   0.2         (14.3)
Loss from equity method investment............                   --           (0.4)
                                                         ------------  ------------
Net income (loss).............................                  $0.2        ($14.7)
                                                         ============  ============
Preferred stock dividends accrued.............                   --            1.3
                                                         ------------  ------------
Net income (loss) attributable to common
  stockholders................................                  $0.2        ($16.0)
                                                         ============  ============
Basic and diluted net income per share........                 $0.01
                                                         ============
Weighted-average shares used in computing
  basic and diluted net income per share......                  28.7
                                                         ============
* Amortization of stock-based compensation not
  included in expense line-items:
Research and development......................                  $0.0           $ --
Selling, general and administrative...........                  $0.5           $ --
                                                         ------------  ------------
                                                                $0.5           $ --
                                                         ============  ============

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                           Sucessor
                                                           Company        Predecessor Company
                                                         ------------  -------------------------
                                                         Five Months   Four Months   Nine Months
                                                            Ended         Ended         Ended
                                                           Sep. 30,     April 30,      Sep. 30,
                                                             2002          2002          2001
                                                         ------------  ------------ ------------
Net sales.....................................                 $64.1         $46.0       $130.9
Cost of sales.................................                 $35.3          26.1        103.1
Cost of sales - fresh start inventory
  adjustment..................................                   3.9           --           --
                                                         ------------  ------------ ------------
Gross margin..................................                  24.9          19.9         27.8

Operating expenses:
  Research and development *..................                   7.2           6.8         22.1
  Selling, general and administrative *.......                  13.0          10.8         36.1
  Special charges and reorganization items....                   1.2           6.8         12.6
  Stock-based compensation *..................                   2.5           --           --
  Amortization of intangible assets...........                   4.9           --           --
  In-process research and development.........                  18.7           --           --
                                                         ------------  ------------ ------------
     Total operating expenses.................                  47.5          24.4         70.8
                                                         ------------  ------------ ------------
Operating loss................................                 (22.6)         (4.5)       (43.0)
                                                         ------------  ------------ ------------
Other income (expense):
  Fresh-start adjustments.....................                   --           83.7          --
  Net gain on discharge of debt...............                   --          205.7          --
  Interest income.............................                   0.1           0.1          1.0
  Interest expense (1)........................                  (0.4)         (5.0)       (21.9)
  Other, net..................................                   0.5           0.1         (0.7)
                                                         ------------  ------------ ------------
Income (loss) before reorganization items,
  income taxes and loss from equity method
  investment..................................                 (22.4)        280.1        (64.6)
Reorganization items..........................                   --            4.0          --
Provision for income taxes....................                   0.7           0.1          0.2
                                                         ------------  ------------ ------------
Income (loss) before equity method
  investment..................................                 (23.1)        276.0        (64.8)
Loss from equity method investment............                   --            --          (1.1)
                                                         ------------  ------------ ------------
Net income (loss).............................                ($23.1)       $276.0       ($65.9)
                                                         ============  ============ ============
Preferred stock dividends accrued.............                   --            1.9          3.8
                                                         ------------  ------------ ------------
Net income (loss) attributable to common
   stockholders...............................                ($23.1)       $274.1       ($69.7)
                                                         ============  ============ ============
Basic and diluted net loss per share..........                ($0.81)
                                                         ============
Weighted-average shares used in computing
  basic and diluted net loss per share........                  28.6
                                                         ============
* Amortization of stock-based compensation not
  included in expense line-items:
Research and development......................                  $0.1           $ --         $ --
Selling, general and administrative...........                  $2.4           $ --         $ --
                                                         ------------  ------------ ------------
                                                                $2.5           $ --         $ --
                                                         ============  ============ ============
--------------------------------------------------------
    (1) Excludes contractual interest of $4.2 million in the four months ended April 30, 2002 not recorded during reorganization.

See accompanying notes to condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                            Sucessor Company     Predecessor Company
                                                           -------------------  ---------------------
                                                           Sep. 30,   May 1,    April 30,   Dec. 31,
                                                             2002      2002        2002       2001
                                                           --------- ---------  ---------- ----------
                                  ASSETS
Current assets:
  Cash and cash equivalents..............................     $24.2     $18.8       $18.8      $30.7
  Accounts receivable, less allowance for doubtful
    accounts of $0.7 at September 30, 2002, May 1, 2002
    and April 30, 2002 and $0.9 at December 31, 2001 ....      16.0      14.5        14.5       16.7
  Inventories............................................      11.6      17.2        14.5       17.3
  Prepaid expenses and other current assets..............       3.4       3.8         3.8        3.9
                                                           --------- ---------  ---------- ----------
          Total current assets...........................      55.2      54.3        51.6       68.6
                                                           --------- ---------  ---------- ----------

MOD III assets held for sale.............................      30.0      30.0        30.0        --
Net property, plant and equipment........................      23.0      25.0        11.9       45.8
Goodwill.................................................      26.7      26.7         --         --
Intangible assets, net...................................      21.2      26.2         --         --
In-process research and development......................       --       18.7         --         --
Other assets.............................................       3.0       1.0         1.0        1.3
                                                           --------- ---------  ---------- ----------
                                                             $159.1    $181.9       $94.5     $115.7
                                                           ========= =========  ========== ==========
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'EQUITY (DEFICIENCY)
Current liabilities:
  Short-term debt........................................      $6.9      $9.4        $9.4      $12.8
  Notes payable..........................................       --        --          --       280.0
  Interest payable on notes..............................       --        --          --        22.5
  Accounts payable.......................................      12.5      12.1        13.2       13.4
  Accrued compensation and employee benefits.............       8.5       7.2         7.2        9.0
  Other accrued liabilities..............................       3.9       4.1         4.1        4.9
  Accrued special charges................................       0.7       4.1         4.1        9.7
  Dividends payable on preferred stock...................       --        --          --        16.6
  Deferred income on shipments to distributors...........       6.3       4.9         6.1        6.6
                                                           --------- ---------  ---------- ----------
          Total current liabilities......................      38.8      41.8        44.1      375.5
                                                           --------- ---------  ---------- ----------

Deferred income taxes....................................       6.0       6.0         --         --
Other non-current liabilities............................      14.7      14.1        14.1       14.3
Liabilities subject to compromise........................       --        --          326        --
                                                           --------- ---------  ---------- ----------
          Total liabilities..............................      59.5      61.9       383.9      389.8
                                                           --------- ---------  ---------- ----------

Minority interest in MOD III assets......................      30.0      30.0         --         --

Stockholders' equity (deficiency):
  Preferred Stock........................................       --        --         25.0       25.0
  Common Stock...........................................       0.3       0.3         0.4        0.4
  Deferred stock based compensation......................      (5.4)      --         (0.5)      (0.6)
  Additional paid-in capital.............................      97.8      89.7        13.2       13.2
  Accumulated deficit....................................     (23.1)      --       (327.5)    (312.1)
                                                           --------- ---------  ---------- ----------
          Total stockholders' equity (deficiency)........      69.6      90.0      (289.4)    (274.1)
                                                           --------- ---------  ---------- ----------
Total liabilities and stockholders' equity...............    $159.1    $181.9       $94.5     $115.7
                                                           ========= =========  ========== ==========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                           Sucessor
                                                           Company        Predecessor Company
                                                         ------------  -------------------------
                                                         Five Months   Four Months   Nine Months
                                                            Ended         Ended         Ended
                                                           Sep. 30,     April 30,      Sep. 30,
                                                             2002          2002          2001
                                                         ------------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................      ($23.1)       $276.0       ($65.9)
   Adjustments to reconcile net income (loss) to cash
     used by operating activities:
     In-process research and development................        18.7           --           --
     Net gain on discharge of debt......................         --         (205.7)         --
     Amortization of fresh-start adjustments............         --          (83.7)         --
     Fresh-start inventory adjustment...................         3.9           --           --
     Loss from equity method investment.................         --            --           1.1
     Depreciation and amortization......................         7.8           2.5         29.0
     Impairment of long lived assets....................         --            2.7          2.9
     Stock-based compensation...........................         2.6           --           1.8
     Loss from disposition of equipment.................         --            --           0.7
   Changes in assets and liabilities:
     Accounts receivable................................        (1.5)          2.1          8.1
     Inventories........................................         2.9           2.9         10.1
     Prepaid expenses and other current and
       noncurrent assets................................        (1.6)          0.1          6.9
     Accounts payable...................................         0.4          (0.1)        (1.8)
     Accrued compensation and employee benefits.........         1.3          (1.8)       (18.8)
     Other accrued  liabilities.........................        (2.8)         (0.2)         2.9
                                                         ------------  ------------ ------------
        Net cash provided (used) by operations
           before repoganization items..................         8.6          (5.2)       (23.0)
   Reorganization items - professional fees paid........         --           (2.3)         --
                                                         ------------  ------------ ------------
        Net cash provided (used) by operating
           activities...................................         8.6          (7.5)       (23.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................        (0.8)         (1.0)        (3.9)
                                                         ------------  ------------ ------------
       Cash used by investing activities................        (0.8)         (1.0)        (3.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) short-term debt........        (2.5)         (3.4)        12.8
   Proceeds from issuance of common stock...............         0.3           --           0.1
   Payments for stock redemption........................        (0.2)          --           --
                                                         ------------  ------------ ------------
        Cash provided (used) by financing activities....        (2.4)         (3.4)        12.9
                                                         ------------  ------------ ------------
Increase (decrease) in cash and cash equivalents........         5.4         (11.9)       (14.0)
Cash and cash equivalents at beginning of period........        18.8          30.7         40.7
                                                         ------------  ------------ ------------
Cash and cash equivalents at end of period..............       $24.2         $18.8        $26.7
                                                         ============  ============ ============

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

ZiLOG's interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG's interim periods end on Sunday, except the last fiscal period of each year which ends on December 31. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

As a result of the courts confirmation of ZiLOG's Reorganization Plan, the Company has been required to adjust its financial statements as prescribed by the American Institute of Certified Public Accountants Statement of Position 90- 7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The reporting requirements of SOP 90-7 are referred to as "fresh-start" reporting, which resulted in material changes to ZiLOG's Consolidated Balance Sheet. This approach requires the recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of intangible assets including goodwill. (See Note 3).

NOTE 2. FINANCIAL RESTRUCTURING AND REORGANIZATION

The Company has suffered recurring losses from operations, had a net stockholders' deficiency at December 31, 2001 and its business and financial growth have been negatively affected by a difficult business climate. These conditions led to the need to file for Chapter 11 bankruptcy protection in order to restructure the Company's 9.5% Senior Secured Notes due 2005 (the "Notes").

ZiLOG filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California on February 28, 2002 and the bankruptcy court confirmed the Reorganization Plan as described herein on April 30, 2002. The Reorganization Plan became effective on May 13, 2002.

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

Under the Reorganization Plan, the Notes were cancelled. Each noteholder received, in exchange for their Notes, their pro rata share of:

  28,000,000 shares of ZiLOG's newly issued common stock. As of September 30, 2002, this represented approximately 86% of the outstanding equity on a fully diluted basis.

100% of the newly issued series A preferred stock issued by ZiLOG's non- operating subsidiary, ZiLOG-MOD III, Inc., which is called MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the Company's MOD III 8" wafer fabrication plant located in Nampa, Idaho. This plant was transferred to MOD III, Inc. upon effectiveness of the Reorganization Plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9.5% per annum. Liquidation of the MOD III assets for an amount less than $30 million will not generate any further recourse to ZiLOG Inc.
  50% of MOD III, Inc.'s newly issued series B preferred stock. ZiLOG retains the remaining 50% of the new MOD III, Inc. series B preferred stock as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.'s assets in excess of the series A preferred stock liquidation preference.

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

The Reorganization Plan also provided for the payment in full, with interest if appropriate, or reinstatement, as appropriate, of all employee and trade claims. In order for the Reorganization Plan to have become effective, the Company was required to, among other things, revise its charter and bylaws, enter into a new secured financing agreement, and designate a new board of directors. All these requirements were met to the satisfaction of the Court.

Chapter 11 reorganization-related costs of $0.3 million and $4.1 million included in the unaudited condensed consolidated statements of operations for the one and four months ended April 30, 2002, respectively, relate primarily to legal and other professional service fees incurred by both the Company and the former informal committee of bondholders.

.

Liabilities included in the unaudited condensed consolidated debtor-in- possession balance sheet at April 30, 2002, which were subject to compromise under the terms of the Reorganization Plan, are summarized as follows (in millions):

     Notes payable.................        $280.0
     Accrued interest on Notes.....          27.2
     Preferred dividends payable...          18.5
                                       -----------
     Total liabilities subject
        to compromise..............        $325.7
                                       ===========

NOTE 3. FRESH-START REPORTING

On February 28, 2002, ZiLOG and its subsidiary, MOD III, Inc., filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court subsequently confirmed the Reorganization Plan by its order entered on April 30, 2002. The Reorganization Plan became effective on May 13, 2002. The Company prior to emergence from bankruptcy is referred to as the "Predecessor Company" and the reorganized company is referred to as the "Successor Company."

Pursuant to the Reorganization Plan, ZiLOG extinguished $325.7 million of liabilities, which included $280.0 million principal amount of the Notes, $27.2 million in accrued interest due on the Notes and $18.5 million of dividends payable on the Company's previously outstanding series A preferred stock. The former noteholders received substantially all of the Company's new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on the extinguishment of these liabilities..

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

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG's reorganization value was estimated by Lazard Freres & Co., LLC, its independent financial advisor, using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $80 million and $100 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, the Company established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. This estimate of equity value was derived from a weighted average of three valuations based on comparable public company, precedent transaction and discounted cash flow analyses. These valuations were based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of the Company's business and finances in a timely manner; the implementation of the Company's business plan as a reorganized entity; the accuracy of information supplied by management about its business and prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. The value of an operating business such as the Company's, however, is subject to numerous uncertainties and contingencies which are difficult to predict, and will fluctuate with changing factors affecting its financial condition and prospects.

Fresh-start reporting requires that the Company also record its assets at fair value upon adoption. Consequently, the Company engaged Key Assets as independent appraisers to assist management in the valuation of its tangible and conducted a valuation of its intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment related to its five inch wafer fabrication facility and an adjacent undeveloped parcel of land. This increase is primarily driven by the different assumptions used by Key Assets compared to those supporting the impairment in 2000. The previous value was based on the bid received for its sale. This appraisal also resulted in a $3.9 million increase in finished good inventories held by the Company and its distributors to reflect fair values at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of fresh-start reporting as follows (in millions):

                Asset                     Value
-------------------------------------- -----------
   Existing technology...........           $17.0
   In-process research and
      development................            18.7
   Brandname.....................             9.2
                                       -----------
   Total.........................           $44.9
                                       ===========

The Company recorded a gain of $83.7 million in the Predecessor Company's financial statements in connection with the fresh-start adjustments referred to above. These increases in carrying value of the Company's intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. These increases in carrying value of the Company's capital assets were based on physical inspections and written appraisals that included market data and cost approaches.

Goodwill of $26.7 million was also recorded as part of fresh-start reporting.

The Company's results of operations after April 30, 2002 and the consolidated balance sheet at September 30, 2002 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001 due to its adoption of "fresh-start" reporting upon the Company's emergence from bankruptcy.

The table below provides a reconciliation of the Predecessor Company's consolidated balance sheet as of April 30, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh- start reporting (in millions):

                                       Predecessor                                         Sucessor
                                        Company at    Reorgan-   Fresh-Start   Reclass-   Company at
                                        April 30,     ization    Adjustments  ifications    May 1,
                                           2002         (1)          (2)         (3)         2002
                                       ------------ ------------ ------------ ---------- ------------
                ASSETS
Current assets.......................        $51.6        $ --          $2.7      $ --         $54.3
MOD III, Inc. assets held for
   sale..............................         30.0          --           --         --          30.0
Net property, plant and
   equipment.........................         11.9          --          13.1        --          25.0
Other assets.........................          1.0          --           --         --           1.0
Fresh-start goodwill and
   intangibles.......................          --           --          71.6        --          71.6
                                       ------------ ------------ ------------ ---------- ------------
                                             $94.5        $ --         $87.4      $ --        $181.9
                                       ============ ============ ============ ========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities..................        $44.1      $   --         ($2.3)     $ --         $41.8
Other noncurrent liabilities.........         14.1          --           6.0        --          20.1
Liabilities subject to compromise....        325.7       (325.7)         --         --           --

Minority interest in MOD III, Inc.
   assets............................          --          30.0          --         --          30.0

Stockholders equity (deficiency):
   Preferred stock...................         25.0          --           --       (25.0)         --
   Common stock......................          0.4          0.3          --        (0.4)         0.3
   Deferred stock compensation.......         (0.5)         --           --         0.5          --
   Additional paid-in capital........         13.2         89.7          --       (13.2)        89.7
   Accumulated deficit...............       (327.5)       205.7         83.7       38.1          --
                                       ------------ ------------ ------------ ---------- ------------
Total stockholders' equity
   (deficiency)......................       (289.4)       295.7         83.7        --          90.0
                                       ------------ ------------ ------------ ---------- ------------
Total liabilities and stockholders'
   equity............................        $94.5      $   --         $87.4      $ --        $181.9
                                       ============ ============ ============ ========== ============

------------------------
(1) Reorganization adjustments reflect consummation of the Reorganization Plan, including the elimination of liabilities subject to compromise and the reorganization of the Sucessor Company.
(2) Fresh-start adjustments reflect the adoption of fresh-start reporting, including adjustments to record goodwill, identifiable tangible and intangible assets and liabilities at their estimated fair values. Management estimated the fair value of its assets using independent appraisals.
(3) Reclassifications reflect the elimination of Predecessor Company's stockholders' deficiency.

The Company's net gain upon extinguishment of liabilities and fresh-start adjustments were comprised of the following elements (in millions):

Extinguishment of debt...............      $280.0
Extinguishment of accrued interest...        27.2
Extinguishment of dividends payable
   on preferred stock................        18.5
Minority interest in MOD III, Inc.
   assets............................       (30.0)
Reorganization equity value..........       (90.0)
                                       -----------
   Net gain on discharge of debt.....      $205.7
                                       ===========

Effect of fresh-start adjustments....       $66.7
Revaluation of fixed and tangible
   assets to fair value..............        17.0
                                       -----------
                                            $83.7
                                       ===========

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily existing of technology and brand name) are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 5 to 10 years.

The anticipated amortization schedule for these assets is as follows (in millions):

                                                    Amortization
                                           Year        Amount
                                       ------------ ------------
                                           2002            $8.9
                                           2003             6.8
                                           2004             4.2
                                           2005             1.4
                                        Thereafter          4.9
                                                    ------------
                                          Total           $26.2
                                                    ============

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

As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next-generation products in the Company's Z80 microprocessor and Z8 microcontroller product families, as well as a new infrared remote control device for and a new IRDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The gross margins from sales of these new products are expected to be in the range of 45% to 50%, which is generally consistent with ZiLOG's current product offerings.

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35%. The Company expects to complete these projects between the fourth quarter of 2002 and the third quarter of 2003. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced cost effectively and meet customer design specifications, including functions, features and performance requirements.

Recent Accounting Pronouncements. In July 2002, FASB issued Statement of Financial Accounting Standards of No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Under SFAS No. 146 companies will record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. the Company adopted this statement for exit or disposal activities initiated starting May 1, 2002.

NOTE 5. RELATED PARTY TRANSACTIONS

Prior to the Company's Plan of Reorganization, Texas Pacific Group (TPG) owned a majority of the Company's stock. As of the effective date of the Reorganization Plan, Texas Pacific group and its affiliates are no longer significant stockholders of ZiLOG. The transaction identified below can be identified as pre and post May 2002 recapitalization items as follows:

Pre-May, 2002 Recapitalization

In January 1999, ZiLOG entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, or AIT, pursuant to which AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group, which in turn is an affiliate of the Company's former principal stockholder. ZiLOG purchased services from AIT totaling approximately $1.1 million and $3.4 million during the four-month periods ended April 30, 2002, and April 29, 2001, respectively. The Company had payments due to AIT of approximately $0.4 million at April 30, 2002, and approximately $0.5 million at December 31, 2001. The Company's payment terms with AIT are net 30 days.

The Company sells products to GlobeSpan, Inc., of which Texas Pacific Group is a significant stockholder, which in turn is an affiliate of ZiLOG's former principal stockholder. The Company's net sales to GlobeSpan, Inc. totaled approximately $0.8 million and $3.7 million during the four-month periods ended April 30, 2002 and April 29, 2001, respectively. The Company had accounts receivable from GlobeSpan, Inc. of approximately $0.7 million and $0.3 million at April 30, 2002 and December 31, 2001, respectively.

During 2001, the Company's present Chairman and Chief Executive Officer, James M. Thorburn, was functioning as its Acting Chief Executive Officer pursuant to a consulting agreement with Texas Pacific Group. Under the agreement, Mr. Thorburn was paid $3,000 per day, plus out-of- pocket expenses. In 2001, the Company paid Mr. Thorburn consulting fees of $574,000 pursuant to this agreement.

In connection with the Reorganization Plan, ZiLOG entered into three agreements with TPG Partners II, L.P., a Texas Pacific Group affiliate, each of which was dated January 28, 2002. First, ZiLOG entered into a mutual release agreement pursuant to which the Company and MOD III, Inc. released TPG and its affiliates, and TPG and its affiliates released ZiLOG and MOD III, Inc., from any respective claims that one may have against the other which arose prior to the effective date of the plan of reorganization and which relate to their relationship. Second, ZiLOG and TPG Partners II entered into a non-solicitation and non-hire agreement with respect to James M. Thorburn, ZiLOG's Chairman and Chief Executive Officer. Third, the Company entered into a tax agreement in which TPG Partners II made acknowledgments and covenants that preclude it from taking actions that could result in their recognizing certain tax losses until 2002, such as selling their stock.

Post Recapitalization

In May, 2002 the Company entered into employment agreements with each of its named executive officers.

On May 17, 2002, the Company sold 90,580 shares of its common stock to Federico Faggin, a member of its board of directors, for $2.76 per share for an aggregate amount of $250,000. The Company established the fair value of the common stock that it sold to Mr. Faggin at $3.21 per share. This valuation was based on the $90.0 million reorganization value of the Company established by Lazard divided by the 28,000,000 shares issued in the reorganization. Accordingly, the Company recorded $0.45 per share ($3.21 - $2.76) of compensation expense. Although the Over-the-Counter Bulletin Board quoted the a closing sale at $6.25 per share on May 17, 2002, the Company did not believe that this price represented fair value of the common stock. This belief is supported by the fact that there were only two other trades between the date the stock began trading and the date of the sale of the stock to Mr. Faggin.

NOTE 6. INVENTORIES

Inventories are stated at the lower of cost, first-in-first-out basis, or market and consisted of the following elements (in millions):

                                          Sucessor Company      Predecessor Company
                                       ----------------------- ----------------------
                                        Sep. 30,     May 1,     April 30,   Dec. 31,
                                          2002       2002 *       2002        2001
                                       ----------- ----------- ----------- ----------
     Raw materials...............            $0.5        $0.7        $0.7       $1.0
     Work-in-process.............             7.3         9.3         9.3       10.3
     Finished goods..............             3.8         7.2         4.5        6.0
                                       ----------- ----------- ----------- ----------
                                            $11.6       $17.2       $14.5      $17.3
                                       =========== =========== =========== ==========

----------------------------
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

NOTE 7. SPECIAL CHARGES AND REORGANIZATION ITEMS

During the three months ended September 30, 2002, ZiLOG incurred special charges of $0.8 million for restructuring of operations. Approximately $0.3 million of special charges relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho, referred to as the "MOD III facility." These charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges relate to third- party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities.

During the five months ended September 30, 2002, ZiLOG incurred special charges and reorganization items of $1.2 million for restructuring of operations. Approximately $0.6 million of special charges relate to the MOD III closure and $0.6 million represent third party professional service fees for debt and equity restructuring activities.

During the four months ended April 30, 2002, ZiLOG incurred special charges of $10.8 million: $2.7 million for asset impairments; and, $8.1 million for restructuring of operations. Asset impairments included the closure of the Company's Austin, Texas design center, and furniture, fixtures and equipment, with a book value of approximately $1.7 million were abandoned. Approximately $0.8 million of computer aided design software was impaired as a result of the Company's decision to cancel development of the Cartezian family of 32-bit RISC microprocessors. Additionally, $0.2 million of unamortized goodwill relating to the Company's acquisition of PLC Corporation was deemed to be impaired and was written-off.

Restructuring of operations included severance and termination benefits of $1.2 million for the closure of the Austin, Texas design center and the streamlining of ZiLOG's sales force. The Company also recorded $2.2 million of special charges relating to the MOD III closure. Lease termination costs of $0.7 million are related to the closure and relocation of certain sales offices. Professional fees of $4.0 million for debt restructuring were recorded as reorganization items during the Chapter 11 proceedings.

During the third quarter of 2001, ZiLOG incurred special charges of $4.5 million for restructuring of operations comprised of severance- related expenses of $2.7 million; MOD III closure costs of $0.5 million and $1.3 million of professional fees for debt restructuring.

During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million: $5.1 million for restructuring of operations and $3.0 million for asset impairments. Restructuring of operations included severance- related expenses of $4.0 million, including $1.7 million of non-cash stock- option related expense. In connection with this action, the Company eliminated approximately 200 positions worldwide during the second quarter of 2001. Professional fees for debt restructuring of $0.8 million relating to consultants who assisted with the Company's restructuring plans. Additionally, $0.3 million was incurred for the closure of MOD III. Asset impairments of $3.0 million consist of $1.6 million write-off of planning software and $1.4 million of test and probe equipment written off.

The components of special charges are as follows (in millions):

                                        Sucessor   Predecessor
                                         Company     Company
                                       ----------- -----------
                                       Three MonthsThree Months
                                          Ended       Ended
                                        Sep. 30,    Sep. 30,
                                          2002        2001
                                       ----------- -----------
Restructuring of operations:
   Employee severance and
     termination benefits..........         $ --         $2.7
   MOD III closure costs...........           0.3         0.5
Professional fees for debt
   restructuring...................           0.5         1.3
                                       ----------- -----------
                                             $0.8        $4.5
                                       =========== ===========

                                        Sucessor
                                         Company     Predecessor Company
                                       ----------- -----------------------
                                       Five Months Four Months Nine Months
                                          Ended       Ended       Ended
                                        Sep. 30,    April 30,   Sep. 30,
                                          2002        2002        2001
                                       ----------- ----------- -----------
Asset impairments:
   Austin Texas assets.............         $ --         $1.7        $ --
   Internal use software...........           --          0.8         1.6
   Goodwill write-offs.............           --          0.2         --
   Test and probe equipment
      written-off..................           --          --          1.4
Restructuring of operations:
   Employee severance and
     termination benefits..........           --          1.2         5.0
   MOD III closure costs...........           0.6         2.2         0.8
   Lease termination costs.........           --          0.7         --
   Stock-based compensation........           --          --          1.7
Professional fees for debt
   restructuring...................           0.6         4.0         2.1
                                       ----------- ----------- -----------
                                             $1.2       $10.8       $12.6
                                       =========== =========== ===========

The following table summarizes activity in accrued special charges (in millions):

                                       Severance and                Lease      MOD III
                                       Termination      Debt     Termination   Closure
                                         Benefits   Restructuring   Costs       Costs       Total
                                       ------------ ------------ ------------ ---------- ------------
    Balance at December 31, 2001.....         $5.6         $1.1         $2.8       $0.2         $9.7
    Charges to expense...............          1.2          4.6          0.7        2.8          9.3
    Cash payments....................         (6.5)        (5.5)        (3.3)      (3.0)       (18.3)
                                       ------------ ------------ ------------ ---------- ------------
    Balance at September 30, 2002....         $0.3         $0.2         $0.2      $ --          $0.7
                                       ============ ============ ============ ========== ============

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

The Company's two broad business lines are based on product technologies and can be summarized as follows:

Products                                                         Sample Uses
----------                                                       ------------
Embedded control products include:
  Core 8-bit Microcontrollers and                                Security system, battery chargers,
    Microprocessors                                              Universal Infra-red remote controls,
                                                                 industrial controllers, POS terminal,
                                                                 motor control, communications products
Standared products include:
  Serial Communications Controllers                              Telephone switch/PBX
  Modems                                                         Satellite TV, POS card validation
  IrDA transceivers                                              PDA's, cell phones
  Televesion and PC peripheral products                          TV, keyboard, pointing devices
  Foundry product services                                       Broadband access products

The following table summarizes ZiLOG's net sales by region, by channel, and by business line in millions of dollars, and ZiLOG's net sales to Pioneer Standard, formerly one of the Company's distributors, as well as to Globespan Virata and Sanmina-SCI Systems, Inc., two of the Company's OEM customers, as a percentage of the Company's total net sales are summarized as follows (in millions):

                                         Sucessor   Predecessor    Sucessor
                                         Company      Company      Company      Predecessor Company
                                       ------------ ------------ ------------ -----------------------
                                       Three Months Three Months Five Months  Four MonthsNine Months
                                          Ended        Ended        Ended       Ended       Ended
                                        Sep. 30,     Sep. 30,     Sep. 30,    April 30,   Sep. 30,
                                           2002         2001         2002        2002        2001
                                       ------------ ------------ ------------ ---------- ------------
Net sales by region:
Americas.............................        $21.8        $25.0        $38.7      $25.2        $78.1
Asia.................................         10.4         13.4         18.4       13.8         36.7
Europe...............................          3.8          4.2          7.0        7.0         16.1
                                       ------------ ------------ ------------ ---------- ------------
   Total.............................        $36.0        $42.6        $64.1      $46.0       $130.9
                                       ============ ============ ============ ========== ============

Net sales by channel:
OEM..................................        $21.3        $26.6        $36.9      $25.8        $82.3
Distributor..........................         14.7         16.0         27.2       20.2         48.6
                                       ------------ ------------ ------------ ---------- ------------
   Total.............................        $36.0        $42.6        $64.1      $46.0       $130.9
                                       ============ ============ ============ ========== ============

Net sales by busines line:
Embedded control.....................        $22.5        $21.9        $41.5      $29.1        $73.9
Standard Products....................         13.5         20.7         22.6       16.9         57.0
                                       ------------ ------------ ------------ ---------- ------------
   Total.............................        $36.0        $42.6        $64.1      $46.0       $130.9
                                       ============ ============ ============ ========== ============

Net sales to Pioneer-Standard as a
   percentage of total net sales.....         14.4%        12.8%        16.0%      10.5%        12.5%
                                       ============ ============ ============ ========== ============

Net sales to Globespan Virata as a
   percentage of total net sales.....         11.6%     N/A          N/A         N/A         N/A
                                       ============ ============ ============ ========== ============

Net sales to Sanmina-SCI Systems,
   Inc as a percentage of total
   net sales.........................      N/A             16.8%     N/A         N/A         N/A
                                       ============ ============ ============ ========== ============

NOTE 9. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At September 30, 2002, the Company had borrowings outstanding of $6.9 million at a LIBOR-based rate of 4.4% and $1.0 million of additional borrowing capacity available under the Facility. The Facility is scheduled to mature on May 13, 2004. As of September 30, 2002, the Company had $0.8 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 10. CONTINGENCIES

On July 29, 1996, ZiLOG filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, the Company sought a declaration that its former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify it in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in Ko v. ZiLOG. ZiLOG's complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. According to its cross-complaint, Pacific sought a total of approximately $6,300,000, plus interest and costs of suit. On February 26, 2002, ZiLOG agreed to make a payment of $300,000 to fully settle these lawsuits. The Company paid $225,000 of this amount as of September 30, 2002. The balance is to be paid in February 2003. The outstanding balance accrues interest at 6% per annum.

On August 5, 2002, ZiLOG reached a settlement agreement, mutual release of claims and indemnity agreement with one of its vendors relating to a 1997 purchase of wafer fabrication equipment that ZiLOG believed was defective. The Company had recorded accounts payable of $1.1 million as of May 1, 2002 reflecting this disputed liability. Under the terms of the agreement, ZiLOG received $200,000 in cash and was released from all claims by the vendor. The May 1, 2002 financial statements have been adjusted to reflect the elimination of this liability and the corresponding reduction of fresh-start goodwill.

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

ZiLOG's provision for income taxes in the first nine months of 2002 reflects foreign income taxes for the jurisdictions in which the Company was profitable as well as foreign withholding taxes and state minimum taxes. Based on available evidence, including our cumulative losses to date, the Company was provided a full valuation allowance against its net deferred tax assets.

NOTE 13. STOCKHOLDERS' EQUITY

2002 Omnibus Stock Incentive Plan:

Common Stock. In May 2002, the 2002 Omnibus Stock Incentive Plan (the "Omnibus Plan") was adopted by the Board. Subject to adjustment pursuant to the terms of the Omnibus Plan, the committee may grant options to purchase up to an aggregate of 2,116,279 shares of common stock under the Omnibus Plan. Stock options granted under the Omnibus Plan may be: (1) incentive stock options or non-qualified stock options; (2) EBITDA-linked options and or non-EBITDA linked options. The term of an option is determined by the committee at the time of grant, but will not exceed ten years.

Each EBITDA-Linked option will be immediately exercisable on the date of grant, but will vest based on the "EBITDA" as defined, reported for the immediately preceding 12 months as follows: (1) one-third if the Company reports EBITDA for the previous 12 months in excess of $17.2 million; (2) two- thirds if the Company reports EBITDA for the previous 12 months in excess of $25.7 million; and (3) 100% if the Company reports EBITDA for the previous 12 months in excess of $30.0 million.

For the twelve-month period ended September 30, 2002, the Company's EBITDA, as defined, totaled $23.6 million. Accordingly, one-third of the EBITDA-Linked options were vested, which represent options to purchase 538,352 shares of common stock out of a total of 1,615,057 EBITDA-Linked options granted, net of cancellations. In no event will any EBITDA-linked options vest later than May 15, 2008, even if these EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA- linked option is $2.76 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated.

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

When an optionee exercises an option before the option is vested, then the optionee will receive shares of restricted stock equal to the number of shares exercised. If the optionee terminates employment or service before the restrictions on the restricted stock have lapsed, then the Company has the right to repurchase these shares as described below.

Restricted Stock. The Company may grant up to 2,441,861 restricted shares of common stock under the Omnibus Plan. The restricted shares generally contain restrictions that lapse as to 25% of the shares on the date of grant and that lapse as to an additional 25% on each of the first, second and third anniversaries of such grant date. These restricted shares generally may be repurchased by the Company, until the restrictions have lapsed, at $0.01 per share if the grantee ceases to be employed by the Company; and also may be repurchased by the Company at fair market value even after the restrictions lapse under certain circumstances. With respect to restricted shares acquired upon exercise of an unvested option, however, the Company may repurchase the unvested shares at the exercise price and the vested shares at the fair market value of the shares on the repurchase date.

The Omnibus Plan authorizes the committee to make loans available to participants with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. As of September 30, 2002, the Company had loaned an aggregate of $2.2 million to employees that were the recipients of the restricted stock grants While the committee may award restricted stock in the future, as a result of the Sarbanes-Oxley Act of 2002, the Company no longer will offer loans to employees. At September 30, 2002 employee loans outstanding aggregated $2.3 million.

As of September 30, 2002 there were 585,882 shares of common stock subject to repurchase at fair value and 1,276,583 shares subject to repurchase at the greater of the outstanding loan amount or $0.01 per share. The number of shares of common stock indicated as outstanding also excludes 529,395 shares of common stock to be granted to James M. Thorburn, the Company's Chairman and Chief Executive Officer, pursuant to his employment agreement, of which 176,465 shares are to be granted on each of May 13, 2003, May 13, 2004 and May 13, 2005.

NOTE 14. MINORITY INTEREST

As of September 30, 2002, minority interests of approximately $30.0 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale. Liquidation of the MOD III assets for an amount less than $30.0 million will not generate any further recourse to the Company. Additionally, the Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition subsequent to its closure and prior to transfer of title.

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

                                          Sucessor Company
                                       -----------------------
                                         Three        Five
                                         Months      Months
                                          Ended       Ended
                                        Sep. 30,    Sep. 30,
                                          2002        2002
                                       ----------- -----------
Net income (loss)..................          $0.2      ($23.1)
                                       =========== ===========
Weighted-average shares
   outstanding.....................          29.9        29.7
Less: Weighted-average shares
   subject to repurchase...........           1.2         1.1
                                       ----------- -----------
Weighted-average shares used in
   computing basic and diluted
   net income (loss) per share.....          28.7        28.6
                                       ----------- -----------
Basic and diluted net income
   (loss) per share................         $0.01       $0.81
                                       =========== ===========

At September 30, 2002, options to purchase approximately 1.9 million shares of common stock are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

NOTE 16. SUBSEQUENT EVENTS

In September 2002 the Company terminated its distribution agreement with Pioneer-Standard and in October 2002, Future Electronics became ZiLOG's exclusive, full-service distributor in North America. While the Company will continue to retain its other distributors outside of North America, Future Electronics will be the only distributor franchised to distribute the Company's products on a global basis.

In October 2002, Gerald Corvino, the Company's Executive Vice President and Chief Information Officer announced his resignation from ZiLOG that became effective on November 1, 2002 and in November 2002, the Company hired Bruce Diamond as its Executive Vice President and Chief Operating Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this document.

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

2002 Financial Restructuring and Reorganization

In 1998, we issued $280 million in principal amount of our previously outstanding 9.5% senior secured notes due 2005 in connection with our going- private transaction. Since 2000, our business and financial growth had been negatively affected by the extremely difficult business climate in which we have been operating. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes.

During the course of discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On January 28, 2002, we commenced solicitation of acceptances of a joint plan of reorganization which set forth a plan to reorganize our company and our subsidiary, MOD III, Inc.

We solicited acceptances of this joint plan from the holders of our senior notes and preferred stock. As permitted by bankruptcy court rules, we did not solicit votes from holders of our old common stock. In connection with this solicitation, we entered into lock-up agreements with members of the informal group. Under the lock-up agreements, the members of the informal group agreed, among other things and subject to certain conditions, to vote to accept the plan of reorganization.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of our senior notes accepted the plan of reorganization. None of the holders rejected the plan. All of the holders of preferred stock who voted also accepted the plan of reorganization.

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.'s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company."

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our 9.5% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, we adopted "fresh-start" reporting proscribed by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," or SOP 90-7. Fresh-start reporting was appropriate because our former noteholders received substantially all of our new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

SOP 90-7 required us to establish a reorganization value upon our adoption of fresh-start reporting. With the assistance of our independent financial advisor, Lazard Frères & Co., LLC, we estimated our reorganization value using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $80 million and $100 million, based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit 99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. We adopted the mid-point of this range and established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting.

Fresh-start reporting requires that we also record our assets at fair value upon adoption. Consequently, we engaged Key Assets as independent appraisers to assist management in valuation of our tangible assets and we performed a valuation of our intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment related to our five-inch wafer fabrication facility. This increase resulted from a reclassification of the facility from an asset held for sale in a depressed market, based on a bid received, to an asset held for use, based on replacement cost. This appraisal also resulted in a $3.9 million increase in inventories held by us and our distributors to reflect fair value at May 1, 2002. We also identified several separable intangible assets that were valued and recorded as part of our fresh-start reporting as follows (in millions):

                Asset                     Value
-------------------------------------- -----------
   Existing technology...........           $17.0
   In-process research and
      development................            18.7
   Brandname.....................             9.2
                                       -----------
   Total.........................           $44.9
                                       ===========

We recorded a gain of $83.7 million in the Predecessor Company's financial statements in connection with the fresh-start adjustments referred to above. Additionally, we recorded goodwill, with an indefinite life, in the aggregate amount of $26.7 million.

The in-process research and development was expensed on May 1, 2002. The inventory was amortized over two months consistent with the turnover of our inventory. The brand name and existing technology was amortized using the pattern-of-use method consistent with underlying discounted cash flows supporting the assets. The goodwill will not be amortized but will be subject to ongoing impairment reviews consistent with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." See the section entitled "Recent Accounting Pronouncements" below for more information on SFAS No. 142.

1998 Recapitalization Merger

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol "ZLG." On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction, we issued $280.0 million of registered senior secured notes and we ceased having publicly traded equity. Since the transaction was structured as a recapitalization with a continuing minority stockholder group, the historical basis of accounting carried through the merger.

Critical Accounting Policies

We believe our critical accounting policies are as follows:

  fresh-start reporting;
  estimating sales returns and allowances;
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

Fresh-start reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Frères & Co., LLC, and in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million. This estimate of equity value was derived from a weighted average of three valuations results based on comparable public company, precedent transaction and discounted cash flow analyses. These valuations were based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit 99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.The value of an operating business such as ours, however, is subject to numerous uncertainties and contingencies which are difficult to predict, and may fluctuate with changing factors affecting our financial condition and prospects.

We recorded increases in the carrying value of our assets of $83.7 million on a basis which is substantially consistent with the purchase method of accounting. These increases in the carrying value of our intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. These increases in carrying value of our capital assets were based on physical inspections and written appraisals that included market data and cost approaches. Results would have varied under different assumptions or conditions.

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

Estimating write-downs of excess and obsolete inventories. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. Write- offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions are less favorable than our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. The goodwill is not subject to amortization.

We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value.

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

Period Comparisons

Our results of operations after April 30, 2002 and our consolidated balance sheets at September 30, 2002 , May 1, 2002 and June 30, 2002 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001 due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate solely to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate solely to in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three and nine-month periods ended September 30, 2002 and to the similar periods in 2001.

Results of Operations

Nine-Month Periods Ended September 30, 2002 and September 30, 2001

Net Sales. Overall, similar to the semiconductor industry as a whole, we have been experiencing weakness in demand for many of our products that has persisted through the first nine months of 2002. Our net sales of $110.1 million in the first nine months of 2002 represents a decrease of 15.9% from net sales of $130.9 million in the first nine months of 2001. This decrease in net sales was attributable primarily to lower unit shipments of standard products. In the first nine months of 2002, net sales in our standard products decreased 30.5% to $39.6 million, compared to $57.0 million in the same period in 2001. This decrease reflects weak overall market conditions in the telecommunications and consumer sectors that resulted in lower unit shipments of modem, serial communication, TV, wireless connectivity and peripherals products. We expect continuing sales declines in our standard products group reflecting weak market conditions as well as further reductions in sales of our de- emphasized television and peripheral products. In addition, our largest customer for modem products began reducing its purchases of our products in the third quarter of 2002 and we expect this trend to continue as this customer migrates to another supplier. Net sales of our embedded control products declined 4.5% to $70.6 million in the first nine months of 2002 compared to $73.9 million in the same period of 2001. This decline was primarily the result of lower unit shipments of Z80 microprocessors relating to the overall decline in demand in semiconductor components in 2002.

Gross Margin. Our cost of sales primarily represents the cost of our wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 40.7% in the first nine months of 2002, up from 21.2% in the same period of 2001. During the nine-month period ended September 30, 2002, our gross margin was adversely impacted by the amortization of a fresh-start reporting inventory adjustment of $3.9 million. Exclusive of this one-time charge, our gross margin, as adjusted was 44.3% of sales for the nine months ended September 30, 2002. The improvement in our gross margin during 2002 is primarily the result of rationalizing our manufacturing cost structure. A key element of this strategy was the closure of our underutilized MOD III wafer fabrication facility in January 2002. The savings in MOD III spending were partially offset by higher spending in our five-inch manufacturing facility and from purchases of manufactured wafers from outside foundries. However, our five-inch wafer manufacturing factory utilization improved to approximately 73% of capacity in the first nine months of 2002, compared to 22% in the same period of 2001, which also helped to improve gross margin. Additionally, during 2001 we implemented a multi-source assembly program with a number of Asian semiconductor assembly service providers, we moved our wafer probe operations from Idaho to the Philippines and we streamlined our final test operations. These actions also contributed to our improved gross margin in the first nine months of 2002.

Research and Development Expenses. Research and development expenses were $14.0 million in the first nine months of 2002, reflecting a 36.7% decrease from the $22.1 million of research and development expenses reported in the first nine months of 2001. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions. During the first nine months 2002, research and development expense also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our CarteZian line of 32-bit microprocessors. Additionally, in the first nine months of 2002, we renegotiated certain software license agreements and we wrote-off other surplus tools so that our design software suite is now more closely aligned with the forecast needs of our product development projects. We expect further reductions in research and development spending during 2002 as a consequence of the closure of our Austin, Texas design center.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $23.8 million in the first nine months of 2002 from $36.1 million in the first nine months of 2001. The decrease in our selling, general and administrative spending in the first nine months of 2002 reflects lower payroll-related costs as a result of lower headcount, elimination of certain outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller, lower-cost facility. Excluding the cost of terminating our old lease and relocation expenditures, we expect that this move will result in savings of approximately $4.5 million in 2002 operating costs versus 2001.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                          Three Months Ended        Nine Months Ended
                                       ------------------------- -----------------------
                                         Sep. 30,     Sep. 30,     Sep. 30,    Sep. 30,
                                           2002         2001         2002        2001
                                       ------------ ------------ ------------ ----------
Asset impairments:
   Austin, Texas assets..............      $   --       $   --          $1.7      $ --
   Internal use software.............          --           --           0.8        1.6
   Goodwill write-offs...............          --           --           0.2        --
   Test and probe equipment
      written-off....................          --           --           --         1.4
Restructuring of operations:
   Employee severance and
      termination benefits...........          --           2.7          1.2        5.0
   MOD III closure costs.............          0.3          0.5          2.8        0.8
   Lease termination costs...........          --           --           0.7        --
   Stock-based compensation..........          --           --           --         1.7
Professional fees for debt
   restructuring.....................          0.5          1.3          4.6        2.1
                                       ------------ ------------ ------------ ----------
                                              $0.8         $4.5        $12.0      $12.6
                                       ============ ============ ============ ==========
------------------------
Note: Figures for the three months ended September 30, 2002 reflect results of the Sucess
      Figures for the nine months ended September 30, 2002 reflect combined results of th
      Company and the Sucessor Company. Figures for the September 30, 2001 periods reflec
      Predecessor Company.

In connection with the closure of our Austin, Texas design center in the first nine months of 2002, we abandoned furniture, fixtures and equipment with a book value of approximately $1.7 million. Also in connection with this action and the streamlining of our sales force, we paid severance and termination benefits of approximately $1.2 million in the first nine months of 2002. Approximately $0.8 million of computer aided design software was impaired in the first nine months of 2002 as a result of our decision to cancel development of the CarteZian family of 32-bit RISC microprocessors. Additionally, we incurred $2.8 million of special charges during the first nine months of 2002 in connection with the closure of our MOD III eight-inch wafer fabrication facility in Idaho as well as $0.7 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing of the facility. Chapter 11 reorganization-related costs of $4.0 million for the nine months ended September 30, 2002 relate primarily to legal and other professional service fees. Finally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off in 2002.

During the nine months ended September 30, 2001, we incurred special charges of $12.6 million for restructuring of operations comprised of severance-related expenses of $6.7million, including $1.7 million of non-cash stock-option related expenses; fixed-asset related write-offs of $3.0 million, including planning software and surplus test equipment; $2.1 million relating to financial advisors who were assisting with our reorganization and restructuring plans; and $0.8 million of costs associated with the closure of MOD III. In connection with the wafer fab consolidation efforts in our facilities in Nampa, Idaho, we eliminated approximately 200 positions during the third quarter of 2001.

Stock-Based Compensation. During the first nine months of 2002, we recognized $2.6 million of stock-based compensation primarily in connection with the award of restricted stock to certain employees , executives and consultants at exercise prices below their deemed fair market value for accounting purposes at the date of grant. Our right to repurchase these shares for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants will be measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $3.1 million, $1.9 million and $1.7 million for the years ending December 31, 2002 through 2004, respectively.

In-Process Research and Development. During the first nine months of 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. Our in-process research and development charge during the second quarter of 2002 relates to partially developed semiconductor product designs that had not reached technological feasibility and have no alternative future use on the date they were valued for fresh-start reporting.

As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next- generation products in our Z80 microprocessor and Z8 microcontroller product families, as well as a new infrared remote control device for and a new IRDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The gross margins from sales of these new products are expected to be in the range of 45% to 50%, which is generally consistent with our current product offerings.

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35% for each of the projects. We expect to complete these projects between the fourth quarter of 2002 and the third quarter of 2003. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to cost effectively and meet customer design specifications, including functions, features and performance requirements. We anticipate that the cost to complete the Z80 and Z8 projects will approximate $1.5 million to $1.7 million each, whereas the remote control device and IRDA transceiver projects are each expected to cost approximately $0.5 million to complete. There can be no assurance that these products will ever achieve commercial viability.

Amortization of Intangible Assets. In connection with fresh- start reporting, we recorded identifiable intangible assets aggregating $26.2 million (excluding goodwill of $26.7 million and in-process research and development of $18.7 million) consisting of existing technology of $17.0 million and brand name of $9.2 million. We evaluate these assets for impairment at each reporting period. We are amortizing these assets based on the pattern-of-use method. The anticipated amortization schedule for these assets is as follows (in millions):

                                                    Amortization
                                           Year        Amount
                                       ------------ ------------
                                           2002            $8.9
                                           2003             6.8
                                           2004             4.2
                                           2005             1.4
                                        Thereafter          4.9
                                                    ------------
                                          Total           $26.2
                                                    ============

Interest Expense. Our net interest expense decreased to $5.2 million for the first nine months of 2002 compared to $20.9 million in the same period of 2001. Interest expense in both years relates primarily to interest on our former senior notes. The decrease in our interest expense in the first nine months of 2002 compared to the first nine months of 2001 primarily reflects cessation of further interest accruals on our notes payable subsequent to our filing of Chapter 11 bankruptcy on February 28, 2002 and the cancellation of the notes upon the effectiveness of our plan of reorganization. We expect continued significant decreases in interest expense from prior comparable periods as the Company's debt service levels are significantly less than last year and interest rates have declined on borrowings under our revolving line of credit,

Income Taxes. As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $213.0 million and $63.0 million, respectively, which will expire beginning in years 2004 through 2021, if not utilized. Since December 31, 2001, our net operating losses have increased reflecting operating losses for the period commencing January 1, 2002 and ending with and including April 30, 2002. The debt discharge resulted in a taxable gain which will require us to utilize a significant portion of our net operating loss carryforwards and adjust the tax attributes of certain of our assets. For the period subsequent to April 30, 2002, through year-end, we anticipate that we will use certain net operating losses to offset our taxable income, thereby reducing or eliminating our federal income tax liability for such period. We have recorded book tax expense for the period subsequent to April 30, 2002, at an effective tax rate of approximately 38% pre-tax income before certain non-deductible fresh-start adjustments. Any tax benefits realized from pre-confirmation net operating losses will be recorded as a reduction in goodwill rather than an income tax benefit under fresh-start reporting.

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

EBITDA. The EBITDA measure presented below and throughout this quarterly report may not be comparable to EBITDA as presented by other companies. EBITDA, as we calculate it, excludes interest on debt, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges which represent operational restructuring charges, including asset write-offs, employee termination costs, lease termination costs and legal settlements. We believe the disclosure of such information provides the reader with additional meaningful information to better evaluate the results of our ongoing operations and the associated vesting of our EBITDA-based options.

Our EBITDA as defined, reconciled to our net income for each period indicated, is as follows (in millions):

                                                       Three Months Ended        Nine Months Ended
                                                    ------------------------- -----------------------
                                                      Sep. 30,     Sep. 30,    Sep. 30,    Sep. 30,
                                                        2002         2001        2002        2001
                                                    ------------ ------------ ---------- ------------
Reconciliation of net income (loss) to EBITDA,
   as defined:
   Net income (loss)............................           $0.2       ($14.7)    $252.8       ($65.9)
   Cost of sales: amortization of fresh-start
      inventory adjustment......................            --           --         3.9          --
   In-process research and development..........            --           --        18.7          --
   Fresh-start adjustments......................            --           --       (83.7)         --
   Reorganization items.........................            --           --         4.0          --
   Special charges..............................            0.8          4.5        8.0         12.6
   Stock-based compensation.....................            0.6          0.1        2.6          0.1
   Depreciation and amortization................            4.7          9.2       10.3         29.0
   Equity investment loss.......................            --           0.4        --           1.1
   Interest expense, net........................            --           7.1        5.1         20.9
   Income tax expense...........................            0.2          --         0.8          0.2
   Net gain on discharge of debt................            --           --      (205.7)         --
   Other........................................            --           --         0.2          --
                                                    ------------ ------------ ---------- ------------
EBITDA, as defined..............................           $6.5         $6.6      $17.0        ($2.0)
                                                    ============ ============ ========== ============
------------------------
Note: Figures for the three months ended September 30, 2002 reflect results of the Sucessor Company.
      Figures for the nine months ended September 30, 2002 reflect combined results of the Predecessor
      Company and the Sucessor Company. Figures for the September 30, 2001 periods reflect only the
      Predecessor Company.

Three-Month Periods Ended September 30, 2002 and September 30, 2001

Net Sales. Overall, our net sales during the three months ended September 30, 2002 were $36.0 million, which represents a 15.5% decline from our $42.6 million of net sales in the same period of 2001. This decline reflects lower unit shipments in our standard products group, particularly in modems, TV and peripheral products. These decreases were partially offset by a $3.1 million increase in our foundry sales during the third quarter of 2002, compared to the same period in 2001. We expect continuing sales declines in our standard products group reflecting reductions of our de-emphasized television and peripheral products. In addition, our largest customer for modem products began reducing its purchases of our products during the quarter ended September 30, 2002 and we expect this trend to continue as this customer has migrated its product needs to an alternative technology using an internally developed soft-modem approach. Net sales of embedded control products during the three months ended September 30, 2002 increased 1.0% compared to the same period in 2001, reflecting slightly higher unit shipments of Z8 microcontrollers.

Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. Our gross margin as a percentage of net sales increased to 44.7% in third quarter of 2002 as compared to 31.0% in the same period of 2001. The improvement in our gross margin during the three months ended September 30, 2002 as compared to the same period in 2001 reflects substantial reduction in manufacturing spending and a marked improvement in factory utilization as a result of the closure of our MOD III wafer production facility during the first quarter of 2002. We also experienced reductions in unit sales in our lower-margin television, peripherals and foundry businesses in the third quarter of 2002, compared to the same period in 2001.

Research and Development Expenses. Research and development expenses were $4.1 million in the third quarter of 2002, reflecting a 29.3% decrease from the $5.8 million of research and development expense we incurred in the same period of 2001. This decrease in research and development expense was primarily due to the closure of our Austin, Texas design center and the related cancellation of our CarteZian product development activities during the first quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.7 million in the third quarter of 2002, reflecting a 19.8% decrease from the $9.6 million in the third quarter of 2001. This reduction in our sales, general and administrative expenses primarily reflects reduced payroll and commission costs associated with reduced headcount in our sales and marketing groups and due to a reduction in variable costs due to lower sales levels in the third quarter of 2002, compared to the same period in 2001.

Special Charges. During the three-month ended September 30, 2002, ZiLOG classified $0.8 million of costs as special charges and reorganization items. Approximately $0.3 million of these charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the idle MOD III facility in a condition required for the sale of the property. In addition, we incurred approximately $0.5 million during the third quarter of 2002 for professional fees in connection with our filing of a registration statement on Form S-1 as required under the terms of our reorganization plan.

During the third quarter of 2001, we incurred special charges of $4.5 million for restructuring of operations, including accrued termination benefits of $2.7 million, wafer fab transfer costs of $0.5 million; and $1.3 million relating to fees for professional services associated with our Company's financial restructuring initiative. Stock-Based Compensation, In-Process Research and Development, and Amortization of Intangible Assets for the three-month period ended September 30, 2002 related to our fresh-start accounting and the nature of these charges are described in the previous section entitled "Nine-Month Periods Ended September 30, 2002 and September 30, 2001." We did not have any such charges in the three months ended September 30, 2001.

Other Income/(Expense), Net. During the three months ended September 30, 2001, our other income and expense, net was primarily comprised of $7.3 million of interest expense that was almost entirely related to our 9.5% senior secured notes payable that were outstanding at the time.

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

As of September 30, 2002, we had cash and cash equivalents of $24.2 million, compared to $30.7 million at December 31, 2001.

Upon emergence from bankruptcy, we entered into a new credit facility with the same commercial lender as our previous credit facility. The new facility is a three-year $15.0 million senior secured revolving credit facility. The new facility is on substantially similar terms as our previous revolving credit facility, except that borrowings will bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option which as of September 30, 2002 bore interest at 4.4%. The previous revolving credit facility and capital expenditure line was cancelled. As of September 30, 2002, we had outstanding borrowings of $6.9 million and there was approximately $1.0 million of additional borrowing capacity available under the facility or approximately $5.2 million if we decide to qualify foreign receivables in our borrowing base. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. For the nine months ended September 30, 2002, we have made repayments on our revolving credit facility totaling $5.9 million. We are subject to certain financial covenants under this facility, including tangible asset and fixed charge coverage ratios if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

Cash provided by operating activities was $1.1 million for the nine months ended September 30, 2002, compared to $23.0 million of cash used by operating activities in the nine months ended September 30, 2001. Cash provided by operating activities in the first nine months of 2002 primarily reflects our adjusted net loss of $36.5 million (excluding the non-cash gain on discharge of debt of $205.7 million and fresh-start adjustments of $83.7 million), adjusted for the following non-cash items: depreciation and amortization of $10.3 million; in-process research and development of $18.7 million; fresh-start inventory charge of $3.9 million; impairment of long-lived assets of $2.7 million; and $2.6 million of stock-based compensation. During the nine-month period ended September 30, 2002, our significant use of operating cash included cash payments for special charges of $16.7 million.

Our $23.0 million use of cash by operating activities in the first nine months of 2001 primarily reflects our net loss of $65.9 million, adjusted by the following non-cash items: depreciation and amortization of $29.0 million; a loss on equity investment of $1.1; loss on disposal and impairment of long-lived assets of $3.6 million; and stock-based compensation of $1.8 million. Sources and uses of cash from fluctuations in operating assets and liabilities included a decrease in accrued compensation and employee benefits of $18.8 million, offset by decreases in accounts receivable, inventories, and prepaid expenses and other assets of $8.1 million, $10.1 million, and $6.9 million, respectively. Included in the change in other accrued liabilities for the first nine months of 2001 was $13.3 million for a payment of interest on the notes. Additionally, we paid $10.3 million to our former Chief Executive Officer in the first nine months of 2001, pursuant to a previously accrued contractual obligation.

Cash used by investing activities was $1.8 million for the nine months ended September 30, 2002 and was $3.9 million for the same period in 2001. Cash used for investing activities in both periods reflects capital expenditures. In the first nine months of 2002, capital expenditures related primarily to furniture and fixtures for our new San Jose headquarters and replacements of manufacturing equipment. Capital expenditures in the first nine months of 2001 primarily related to equipment in our MOD III wafer manufacturing facility. Cash used for financing activities in the first nine months of 2002 was $5.8 million, primarily representing repayments on our revolving line of credit. In the first nine months of 2001, $12.9 million of cash was provided by financing activities primarily from borrowings under our revolving line of credit.

Our cash needs for the balance of 2002 include working capital, professional fees incurred in connection with the preparation of our registration statement on Form S-1 and capital expenditures. Our restructuring of operations and reorganization activities are substantially complete and, based on our current plans, except for costs that we will incur in connection with completing the filing of a registration statement on Form S-1 pursuant to the terms of our plan of reorganization, we do not expect to incur significant expenditures for these items in the foreseeable future. The 2002 and 2003 business climate is expected to continue to be difficult. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2002 capital expenditures will total approximately $2.4 million, primarily for manufacturing equipment, building improvements and internal use software. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the nine months ended September 30, 2002.

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

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We were required to adopt this statement for exit or disposal activities initiated starting May 1, 2002.

RISK FACTORS

Risks Related to the Restructuring

We recently effectuated a reorganization pursuant to a prepackaged plan under Chapter 11 of the United States Bankruptcy Code, which does not assure our continued success.

On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002 and we emerged from bankruptcy on May 13, 2002. Pursuant to the financial restructuring, our formerly publicly traded 9.5% Senior Secured Notes due 2005, accrued interest related to such notes, and all of our previously existing equity securities were canceled. Our completion of bankruptcy proceedings does not assure our continued success.

Our new revolving credit facility restricts our ability to take certain actions that we may determine to be in our best interests.

In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of September 30, 2002, we had additional borrowing capacity of approximately $1.0 million under this facility. This credit facility is scheduled to mature on May 13, 2004, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

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

  our ability to introduce and sell new products and technologies on a timely basis, such as our eZ80 and Z8 product families;
  any shortage of wafer or assembly manufacturing capacity at our third-party vendors;
  changes in the prices of our products;
  technological change and product obsolescence;
  changes in product mix or fluctuations in manufacturing yields;
  variability of our customers' product life cycles;
  the level of orders that we receive and can ship in a quarter, customer order patterns and seasonality;
  increases in the cost or availability of raw materials; and
  gain or loss of significant customers.

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

We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered in 2000 and 2001. This decline in revenue has been accentuated by our decision in 2000 to de- emphasize certain product offerings in the television and PC peripheral markets. We are uncertain how long this decline will last. Additionally, we may be required to reduce selling prices in response to competition, which could lower our gross margin. Such a decline in selling prices would have a negative impact on our financial condition. As a result of our under-utilization of our manufacturing capacity, in January 2002 we closed one of our two wafer fabrication facilities. We are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, and we may not be profitable in the future.

Although profitable for the 3 months ending September 30, 2002, we have a history of losses for each of our last four years ended December 2001, 2000, 1999 and 1998, and for the nine months ended September  30, 2002, excluding the accounting effects of our reorganization. If our new business plan is not successful, we may not be profitable in the future.

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
  refocusing of strategic priorities;
  reallocating personnel and responsibilities to better utilize human resources;
  reducing research and development and capital expenditure spending;
  reducing our workforce; and
  instituting temporary office and facility shutdowns.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy. In third quarter of 2001 we revised our business strategy to refocus on our core 8-bit micrologic business and to increase our use of external wafer fabrication facilities. We may be unable to implement this new business strategy, including planning for and responding to lack of external wafer fabrication capacity and dealing with unforeseen quality issues, and, even if we do implement our strategy successfully, our results of operations may fail to improve.

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
  proper new product selection;
  timely completion and introduction of new product designs;
  support from foundry services;
  complexity of the new products to be designed and manufactured; and
  market acceptance of our products and our customers' products.

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Advanced Micro Devices, ARM, Atmel, Conexant, Intel, Lucent Technologies, Microchip, Motorola, NEC, Philips, Sharp, ST Microelectronics, Texas Instruments and Toshiba, among others. Some of our principal products such as the Z80 microprocessor are licensed by our competitors or are in the public domain and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

  our ability to design and manufacture new products that implement new technologies, including our eZ80 and Z8 product families;
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

  equipment not performing as expected;
  process technology changes not operating as expected; and
  production personnel not operating equipment as expected.

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

Approximately 58% of our net sales for the nine months ended September 30, 2002 and 55% of our net sales for the year ended December 31, 2001 were to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

  economic and political instability;
  changes in regulatory requirements, tariffs, customs, duties and other trade barriers;
  transportation delays;
  power supply shortages and shutdowns;
  difficulties in staffing and managing foreign operations and other labor problems;
  existence of language barriers and cultural distinctions;
  acts of God, including floods, typhoons and earthquakes;
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

The lease of the facility housing our Philippines operations expires in March 2004; if we are unable to negotiate an extension of this lease or relocate these operations on commercially reasonable terms, our results of operations could be harmed.

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

In September 2002, we announced our intention to terminate our existing relationship with our Pioneer Standard, our full-service distributor in North America. We expect to complete the termination of our relationship with Pioneer Standard in the fourth quarter of 2002. In the nine months ended September 30, 2002, Pioneer Standard purchased $15 million of our products. In their place, we have franchised Future Electronics as our sole exclusive full-service distributor in North America. We expect that Future Electronics will take over the majority of the business that we previously conducted with Pioneer Standard, but this transition may not occur smoothly. . Pioneer Standard may try to direct their customers to purchase competing products instead of ours. Other customers may not wish to transfer their business to Future Electronics. As a result, we may lose some of the business that we used to sell through our prior distributor, which could harm our operating results materially. Future Electronics also distributes products of our competitors that may directly compete with our product offerings. If Future electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers and distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products and these third-party distributors accounted for approximately 40% of our sales in 1999, 40% of our sales in 2000 and 39% of our sales in 2001, and 43% of our net sales for the nine months ended September 30, 2002. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers, including our distributors, accounted for approximately 48% of our net sales in 1999, approximately 49% of our net sales in 2000 and 55% of our net sales in 2001 and 55% for the nine months ended September 30, 2002. Arrow Electronics accounted for approximately 13% of our net sales in 1999 and Pioneer-Standard accounted for approximately 12% of our net sales in 2000, 13% of our net sales in 2001 and 14% of our net sales for the nine months ended September 30, 2002. Concentration of revenue to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

Changes in technologies or consumption patterns could reduce the demand for our products

As a result of technological changes, from time to time our customers design our product out of some devices. Any resulting decreased sales could reduce our profitability. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $28.2 million in 1999 to approximately $15.4 million in 2000, to approximately $4.9 million in 2001, and to approximately $1.8 million for the nine months ended September 30, 2002. These reduced sales due to design changes have harmed us in the past and additional design changes could harm our operating results in the future.

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

Implementation of any of these alternatives could be costly and time- consuming and might not be possible at all. An adverse determination in any litigation to which we were a party could harm our business, our results of operations and financial condition. In addition, we may not be able to develop or acquire the technologies we need, and licenses to such technologies, if available, may not be obtainable on commercially reasonable terms. Any necessary development or acquisition could require us to expend substantial time and other resources.

If an infringement against us is successful and we are unable to license the infringed technology, our business and operating results would be harmed significantly.

We may engage in acquisitions that could adversely affect our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To grow our business and maintain our competitive position, we have made acquisitions in the past and may do so in the future. For example, in April 1999, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation and in July 2000, we acquired Calibre, Inc.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

We are subject to a variety of environmental laws and regulations and our failure to comply with present or future laws and regulations could harm our business materially.

Our manufacturing processes require us to use various hazardous substances and, as a result, we are subject to a variety of governmental laws and regulations related to the storage, use, emission, discharge and disposal of such substances. Specifically, the existing process of manufacturing silicon wafers is based on use of large amounts of corrosive chemicals and huge quantities of distilled, de-ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us, the limitation or suspension of production or cessation of our operations. Compliance with any future environmental laws and regulations could require us to acquire additional equipment or to incur substantial other expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous materials could subject us to future liabilities that could materially harm our business. In addition, we may be required to incur significant expense in connection with governmental investigations and/or environmental employee health and safety matters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of September 30, 2002, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments are short-term.

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of September 30, 2002 (dollars in millions):

                                                           Carrying
                                                            Value       Fair Value
                                                         ------------  ------------
Cash Equivalents:
  Fixed rate ...............................                   $23.0         $23.0
  Average interest rate ....................                    1.19%       --

Short Term Debt:
  Variable-rate debt........................                    $6.9          $6.9
  Interest rate.............................                     4.4%       --

Item 4. Disclosure Controls and Procedures

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to ZiLOG, including our consolidated subsidiaries, is made known to the persons preparing our periodic reports on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our preexisting disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place.

Within 90 days before the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, James Thorburn, and the Company's Chief Financial Officer, Perry Grace, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are participating in litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

 Exhibit
  Number                          Description
---------- ------------------------------------------------------------------------------
 2.1 (a)   Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy
           Court for the Nothern District of California, dated April 30, 2002.

 3.1 (b)   Amended and Restated Certificate of Incorporation of ZiLOG, Inc.

 3.2 (b)   Amended and Restated Bylaws of ZiLOG, Inc.

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

99.1       Confirmation pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------------------
(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.

(c) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

b) Reports on Form 8-K:

On August 16, 2002 the Company filed a Form 8-K reporting that its Chief Financial Officer and Chief Executive Officer had filed the Certification required by Section 906 of the Sarbanes-Oxley Act.

ZiLOG, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, INC.

(Registrant)

By:	/s/ Perry J. Grace

Perry J. Grace
Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ James M. Thorburn

James M. Thorburn
Chairman, Chief Executive Officer and Director
(Duly Authorized Officer)

Date: November 13, 2002

CERTIFICATIONS

I, James M. Thorburn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZiLOG, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/James M. Thorburn

James M. Thorburn

Chairman and Chief Executive Officer

CERTIFICATIONS

I, Perry Grace, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZiLOG, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Perry J. Grace

Perry J. Grace

Vice President and Chief Financial Officer