Form 10-Q/A
period 2002-06-30
ZILOG INC
filed 2003-04-15
CIK 319450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  Form 10-Q/A
                                Amendment No. 1



(Mark One)

 X                Quarterly Report Pursuant to Section 13 or 15(d) of the
----              Securities Exchange Act of 1934. For the quarterly period
                  ended June 30, 2002.

                                      OR

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from________________ to ________________.


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


Extreme Connectivity (C) ZiLOG, Inc. 1999.

                                  ZiLOG, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002
                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                Page

Item 1.  Financial Statements........................................................................          1

         Unaudited Condensed Consolidated Statements of Operations for the two months ended
         June 30, 2002, one month ended April 30, 2002 and three months ended June 30, 2001..........          1

         Unaudited Condensed Consolidated Statements of Operations for the two months ended
         June 30, 2002, four months ended April 30, 2002 and six months ended June 30, 2001..........          2

         Unaudited Condensed Consolidated Balance Sheets at June 30, 2002, May 1, 2002, April 30, 2002
         and December 31, 2001.......................................................................          3

         Unaudited Condensed Consolidated Statements of Cash Flows for the two months ended June 30,
         2002, four months ended April 30, 2002 and six months ended June 30, 2001...................          4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......         17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................         37


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................         38

Item 2.  Changes in Securities and Use of Proceeds...................................................         38

Item 3.  Defaults Upon Senior Securities.............................................................         38

Item 6.  Exhibits and Reports on Form 8-K............................................................         38


                                                        PART I
                                                 FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                     ZiLOG, INC.
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in millions except per share data)


                                                   Successor Company  |         Predecessor Company
                                                 -------------------- | ------------------------------------------
                                                     Two Months       |     One Month             Three Months
                                                 Ended June 30, 2002  | Ended April 30, 2002   Ended June 30, 2001
                                                 -------------------  | --------------------   -------------------
                                                                      |
Net sales.......................................    $   28.1          |       $   10.0              $   44.0
Cost of sales...................................        15.5          |            5.8                  35.5
Cost of sales - fresh-start inventory adjustment         3.9          |            --                    --
                                                 -------------------  |  --------------------   -------------------
Gross margin....................................         8.7          |            4.2                   8.5
Operating expenses:                                                   |
   Research and development.....................         3.2          |            1.5                   7.2
   Selling, general and administrative..........         7.2          |            2.7                  12.9
   Special charges and reorganization items.....         0.3          |            1.2                   8.1
   Amortization of intangible assets............         2.0          |            --                    --
   In-process research and development..........        18.7          |            --                    --
                                                 -------------------  |  --------------------   -------------------
       Total operating expenses.................        31.4          |            5.4                  28.2
                                                 -------------------  |  --------------------   -------------------
Operating loss..................................       (22.7)         |           (1.2)                (19.7)
Other income (expense):                                               |
   Fresh-start adjustments......................         --           |           83.7                   --
   Net gain on discharge of debt................         --           |          205.7                   --
   Interest income..............................         --           |            --                    0.3
   Interest expense (1).........................        (0.2)         |           (0.1)                 (7.3)
   Other, net...................................         0.1          |            --                    --
                                                 -------------------  |  --------------------   -------------------
Income (loss) before reorganization items,                            |
   income taxes and loss from equity method                           |
   investment...................................       (22.8)         |          288.1                 (26.7)
Reorganization items............................         --           |            0.3                   --
Provision for income taxes......................         0.6          |            --                    0.1
                                                 -------------------  |  --------------------   -------------------
Net income (loss) before equity method                                |
   investment...................................    $  (23.4)         |       $  287.8              $  (26.8)
Loss from equity method investment..............        --            |            --                   (0.3)
                                                 -------------------  |  --------------------   -------------------
Net income (loss)...............................    $  (23.4)         |       $  287.8              $  (27.1)
                                                 ===================  |  ====================   ===================
Preferred stock dividends accrued...............         --           |            0.5                   1.3
                                                 -------------------  |  --------------------   -------------------
Net loss (income) attributable to common                              |
   stockholders.................................    $  (23.4)         |       $  287.3              $  (28.4)
                                                 ===================  |  ====================   ===================
Basic and diluted net loss per share............    $   (0.82)        |
                                                 ===================  |
Weighted-average shares used in computing basic                       |
   and diluted net loss per share...............        28.5          |
                                                 ===================  |
                                                                      |
Stock-based compensation included in the above expense line-items:    |
                                                                      |
     Cost of sales..............................    $    0.1          |
     Research and development...................         0.1          |
     Selling, general and administrative........         1.9          |
                                                 -------------------  |
                                                    $    2.1          |
                                                 ===================  |

___________________________

(1) Excludes contractual interest of $2.1 in the one month ended April 30, 2002 not recorded during reorganization.


                                 See accompanying notes to condensed consolidated financial statements.


                                                  ZiLOG, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in millions except per share data)


                                                     Successor Company   |           Predecessor Company
                                                    -------------------- |  ----------------------------------------
                                                        Two Months       |    Four Months            Six Months
                                                    Ended June 30, 2002  |  Ended April 30,2002   Ended June 30,2001
                                                    -------------------- |  -------------------   ------------------
                                                                         |
Net sales........................................     $   28.1           |    $   46.0             $   88.2
Cost of sales....................................         15.5           |        26.1                 73.6
Cost of sales - fresh-start inventory adjustment.          3.9           |         --                   --
                                                    -------------------  |  -------------------    ------------------
Gross margin....................................           8.7           |        19.9                 14.6
Operating expenses:                                                      |
   Research and development.....................           3.2           |         6.8                 16.3
   Selling, general and administrative..........           7.2           |        10.8                 26.5
   Special charges and reorganization items.....           0.3           |         6.9                  8.1
   Amortization of intangible assets............           2.0           |         --                   --
   In-process research and development..........          18.7           |         --                   --
                                                    -------------------  |  -------------------    ------------------
       Total operating expenses.................          31.4           |        24.5                 50.9
                                                    -------------------  |  -------------------    ------------------
Operating loss..................................         (22.7)          |        (4.6)               (36.3)
Other income (expense):
   Fresh-start adjustments......................           --            |        83.7                  --
   Net gain on discharge of debt................           --            |       205.7                  --
   Interest income..............................           --            |         0.1                  0.8
   Interest expense (1).........................          (0.2)          |        (5.0)               (14.6)
   Other, net...................................           0.1           |         0.1                 (0.2)
                                                    -------------------  |  -------------------    ------------------
Income (loss) before reorganization items,
   income taxes and loss from equity method
   investment...................................         (22.8)          |       280.0                (50.3)
Reorganization items............................           --            |         4.0                 --
Provision for income taxes......................           0.6           |         0.1                  0.2
                                                    -------------------  |  -------------------    ------------------
Net income (loss) before equity method investment        (23.4)          |       275.9                (50.5)
Loss from equity method investment..............          --             |        --                    0.7
                                                    -------------------  |  -------------------    ------------------
Net (loss) income...............................      $  (23.4)          |    $  275.9             $  (51.2)
                                                    ===================  |  ===================    ===================
Preferred stock dividends accrued...............          --             |         1.9                  2.5
                                                    -------------------  |  -------------------    ------------------
Net loss (income) attributable to common                                 |
   stockholders.................................      $  (23.4)          |    $  274.0             $  (53.7)
                                                    ===================  |  ===================    ==================
Basic and diluted net loss per share............      $   (0.82)         |
                                                    ===================  |
                                                                         |
   Weighted-average shares used in computing basic                       |
     and diluted net loss per share.............          28.5           |
                                                    ===================  |
                                                                         |
Stock-based compensation included in the above                           |
   expense line-items:                                                   |
     Cost of sales..............................      $    0.1           |
     Research and development...................           0.1           |
     Selling, general and administrative........           1.9           |
                                                    -------------------  |
                                                      $    2.1           |
                                                    ===================  |
_____________________

(1)  Excludes contractual interest of $4.2 in the four months ended April 30, 2002 not recorded during reorganization.


                    See accompanying notes to condensed consolidated financial statements.


                                                  ZiLOG, INC.
                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (dollars in millions, except per share data)

                                                                       Successor Company       |        Predecessor Company
                                                                -----------------------------  |  ------------------------------
                                                                June 30, 2002     May 1, 2002  |  April 30, 2002   Dec. 31, 2001
                                                                -------------     -----------  |  --------------   -------------
ASSETS                                                                                         |
Current assets                                                                                 |
    Cash and cash equivalents.................................   $     18.1       $    18.8    |     $   18.8        $    30.7
    Accounts receivable, less allowance for doubtful accounts                                  |
      of $0.7 at June 30, 2002, April 30 and May 1, 2002                                       |
      and $0.9 at December 31, 2001...........................         16.5            14.5    |         14.5             16.7
    Inventories...............................................         13.2            17.2    |         14.5             17.3
    Prepaid expenses and other current assets.................          3.2             3.8    |          3.8              3.9
                                                                -------------     -----------  |  --------------   -------------
        Total current assets..................................         51.0            54.3    |         51.6             68.6
                                                                -------------     -----------  |  --------------   -------------
MOD III, Inc. assets held for sale............................         30.0            30.0    |         30.0              --
Net property, plant and equipment.............................         24.1            25.0    |         11.9             45.8
Goodwill......................................................         26.7            26.7    |          --               --
Intangible assets, net........................................         24.1            26.2    |          --               --
In-process research and development...........................          --             18.7    |          --               --
Other assets..................................................          3.1             1.0    |          1.0              1.3
                                                                -------------     -----------  |  --------------   -------------
                                                                  $   159.0       $   181.9    |     $   94.5        $   115.7
                                                                =============     ===========  |  ==============   =============
                                                                                               |
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           |
Current liabilities:                                                                           |
  Short-term debt.............................................    $     9.1       $     9.4    |     $    9.4        $    12.8
  Notes payable...............................................          --              --     |          --             280.0
  Interest payable on notes...................................          --              --     |          --              22.5
  Accounts payable............................................         13.1            12.1    |         13.2             13.4
  Accrued compensation and employee benefits..................          6.8             7.2    |          7.2              9.0
  Other accrued liabilities...................................          3.0             4.1    |          4.1              4.9
  Accrued special charges.....................................          1.4             4.1    |          4.1              9.7
  Dividends payable on preferred stock........................          --              --     |          --              16.6
  Deferred income on shipments to distributors................          6.2             4.9    |          6.1              6.6
                                                                -------------     -----------  |  --------------   -------------
     Total current liabilities................................         39.6            41.8    |         44.1            375.5
                                                                -------------     -----------  |  --------------   -------------
  Deferred income taxes.......................................          6.0             6.0    |          --               --
Other long-term liabilities...................................         14.6            14.1    |         14.1             14.3
Liabilities subject to compromise.............................          --              --     |        325.7              --
                                                                -------------     -----------  |  --------------   -------------
     Total liabilities........................................         60.2            61.9    |        383.9            389.8
                                                                -------------     -----------  |  --------------   --------------
                                                                                               |
Minority interest in MOD III assets...........................         30.0            30.0    |          --               --
                                                                                               |
Stockholders' equity (deficiency):                                                             |
  Preferred Stock.............................................          --              --     |         25.0             25.0
  Common Stock................................................          0.3             0.3    |          0.4              0.4
  Deferred stock compensation.................................         (5.9)            --     |         (0.5)            (0.6)
  Additional paid-in capital..................................         97.8            89.7    |         13.2             13.2
  Accumulated deficit.........................................        (23.4)            --     |       (327.5)          (312.1)
                                                                -------------     -----------  |  --------------   -------------
     Total stockholders' equity (deficiency)..................         68.8            90.0    |       (289.4)          (274.1)
                                                                -------------     -----------  |  --------------   -------------
Total liabilities and stockholders' equity....................    $   159.0       $   181.9    |    $   94.5        $   115.7
                                                                =============     ===========  |  ==============   =============


                    See accompanying notes to condensed consolidated financial statements.

                                                  ZiLOG, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)

                                                                      Successor Company |          Predecessor Company
                                                                      ----------------- | ----------------------------------
                                                                        Two Months      |   Four Months        Six Months
                                                                          Ended         |      Ended             Ended
                                                                       June 30, 2002    |  April 30, 2002     June 30, 2001
                                                                      ----------------- | ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   |
Net income (loss).................................................    $    (23.4)       |  $    275.9         $  (51.2)
Adjustments to reconcile net income (loss) to net                                       |
 cash used by operating activities:                                                     |
   In-process research and development............................          18.7        |         --               --
   Net gain on discharge of debt..................................           --         |      (205.7)             --
   Amortization of fresh-start adjustments........................           --         |       (83.7)             --
   Fresh-start inventory adjustment...............................           3.9        |         --               --
   Loss in equity method investment...............................           --         |         --               0.7
   Depreciation and amortization..................................           3.1        |         2.5             19.7
   Impairment of long lived assets................................           --         |         2.7              2.9
   Stock-based compensation.......................................           2.1        |          0.1             1.8
   Loss from disposition of equipment.............................           --         |         --               0.7
Changes in operating assets and liabilities:                                            |
   Accounts receivable............................................          (2.0)       |         2.1              9.6
   Inventories....................................................           1.3        |         2.9              8.5
   Prepaid expenses and other current and noncurrent assets.......          (1.5)       |         0.1              6.2
   Accounts payable...............................................           1.0        |        (0.1)            (2.8)
   Accrued compensation and employee benefits.....................          (0.4)       |        (1.8)           (17.8)
   Other accrued liabilities......................................          (3.1)       |        (0.2)            (5.7)
                                                                      ----------------- | ----------------   ---------------
     Net cash used by operations before reorganization items......          (0.3)       |        (5.2)           (27.4)
Reorganization items - professional fees paid.....................           --         |        (2.3)             --
                                                                      ----------------- | ----------------   ---------------
     Net cash used by operating activities........................          (0.3)       |        (7.5)           (27.4)
                                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                   |
   Capital expenditures...........................................          (0.1)       |        (1.0)            (3.7)
                                                                      ----------------- | ----------------   ---------------
     Cash used by investing activities............................          (0.1)       |        (1.0)            (3.7)
                                                                                        |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   |
   Proceeds from (repayments of) short-term debt..................          (0.3)       |        (3.4)            13.0
   Proceeds from issuance of common stock.........................           0.2        |         --               0.1
   Payments for stock redemptions.................................          (0.2)       |         --               --
                                                                      ----------------- | ----------------   ---------------
       Cash provided (used) by financing activities...............          (0.3)       |        (3.4)            13.1
                                                                      ----------------- | ----------------   ---------------
Decrease in cash and cash equivalents.............................          (0.7)       |       (11.9)           (18.0)
Cash and cash equivalents at beginning of period..................          18.8        |        30.7             40.7
                                                                      ----------------- | ----------------   ---------------
Cash and cash equivalents at end of period........................    $     18.1        |  $     18.8         $   22.7
                                                                      ================= | ================   ===============


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

Liabilities included in the unaudited condensed consolidated debtor-in-possession balance sheet at April 30, 2002, which were subject to compromise under the terms of the Reorganization Plan, are summarized as follows (in millions):

         Notes payable........................................    $   280.0
         Accrued interest on Notes............................         27.2
         Dividends payable on preferred stock.................         18.5
                                                                  ----------
         Total liabilities subject to compromise..............    $   325.7
                                                                  ==========

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

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG's reorganization value was estimated by an independent financial advisor using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated an approximate range of reorganization values between $80.0 million and $100.0 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, management established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting.

Fresh-start reporting requires that the Company also record its assets and liabilities at fair value upon adoption. Consequently, the Company engaged independent appraisers to value its tangible and intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment and a $3.9 million increase in finished good inventories held by the Company and its distributors to reflect fair values at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of fresh-start reporting as follows (in millions):

                            Asset                           Value
         -----------------------------------------     --------------
         Existing technology.......................     $    17.0
         In-process research and development.......          18.7
         Brandname.................................          9.2
                                                       --------------
         Total.....................................     $    44.9
                                                       ==============

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

The table below provides a reconciliation of the Predecessor Company's consolidated balance sheet as of April 30, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh-start reporting (in millions):

                                               Predecessor                     Fresh-Start                        Successor
                                               Company at     Reorganization   Adjustments    Reclassifications   Company at
                                             April 30, 2002         (1)            (2)              (3)           May 1, 2002
                                             --------------   --------------   -----------    -----------------   -----------

ASSETS
Current assets                                $   51.6        $      --        $    2.7          $     --          $  54.3
MOD III, Inc. assets held for sale                30.0               --              --                --             30.0
Net property, plant and equipment                 11.9               --            13.1                --             25.0
Other assets                                       1.0               --              --                --              1.0
Fresh-start goodwill and intangibles               --                --            71.6                --             71.6
                                             --------------   --------------   -----------    -----------------   -----------
                                              $   94.5         $     --        $   87.4          $     --          $ 181.9
                                             ==============   ==============   ===========    =================   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities                               44.1               --            (2.3)               --             41.8
Other non-current liabilities                     14.1               --             6.0                --             20.1
Liabilities subject to compromise                325.7            (325.7)            --                --              --

Minority interest in MOD III, Inc. assets          --               30.0             --                --             30.0

Stockholders' equity (deficiency):                                                                                     --
     Preferred stock                              25.0               --              --              (25.0)            --
     Common stock                                  0.4               0.3             --               (0.4)            0.3
     Deferred stock compensation                  (0.5)              --              --                0.5             --
     Additional paid-in capital                   13.2              89.7             --              (13.2)           89.7
     Accumulated deficit                        (327.5)            205.7           83.7               38.1             --
                                             --------------   --------------   -----------    -----------------   -----------
Total stockholders' equity (deficiency)         (289.4)            295.7           83.7                --             90.0
                                             --------------   --------------   -----------    -----------------   -----------
Total liabilities and stockholders' equity    $   94.5         $     --        $   87.4          $     --          $ 181.9
                                             ==============   ==============   ===========    =================   ===========

___________________________

(1) Reorganization adjustments reflect consummation of the Reorganization Plan, including the elimination of liabilities subject to compromise and the reorganization of the Successor Company.
(2) Fresh-start adjustments reflect the adoption of fresh-start reporting, including adjustments to record goodwill, identifiable tangible and intangible assets and liabilities at their estimated fair values. Management estimated the fair value of its assets using independent appraisals.
(3) Reclassification reflects the elimination of Predecessor Company's stockholder's deficiency.



The Company's net gain upon discharge of debt and fresh-start adjustments was comprised of the following elements (in millions):

    Extinguishment of debt                                        $  280.0
    Extinguishment of accrued interest                                27.2
    Extinguishment of dividends payable on preferred stock            18.5
    Minority interest in MOD III, Inc. assets                        (30.0)
    Reorganization equity value                                      (90.0)
                                                              ---------------
        Net gain on discharge of debt                             $  205.7
                                                              ===============

    Effect of fresh-start adjustments                            $    66.7
    Revaluation of fixed and tangible assets to fair value            17.0
                                                              ---------------
        Total fresh-start adjustments                            $    83.7
                                                              ===============

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

NOTE 6.   INVENTORIES

Inventories are stated at the lower of cost, first-in-first-out basis, or market and consisted of the following elements (in millions):

                                       Successor Company      |            Predecessor Company
                               ------------------------------ | -------------------------------------
                               June 30, 2002    May 1, 2002*  | April 30, 2002      December 31, 2001
                               -------------    ------------- | --------------      -----------------
  Raw materials..............   $      0.7      $       0.7   |   $      0.7         $       1.0
  Work-in-progress...........          8.5              9.3   |          9.3                10.3
  Finished goods.............          4.0              7.2   |          4.5                 6.0
                                ------------------------------|--------------------------------------
                                $     13.2      $      17.2   |   $     14.5         $      17.3
                                ======================================================================

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

The components of special charges are as follows (in millions):


                                                         Successor   |
                                                          Company    |       Predecessor Company
                                                      -------------- | ------------------------------
                                                        Two Months   |   One Month      Three Months
                                                           Ended     |     Ended            Ended
                                                       June 30, 2002 | April 30, 2002   June 30, 2001
                                                      -------------- | --------------   -------------
    Asset impairments:                                               |
        Austin, Texas assets                          $      --      |   $    --         $   --
        Internal use software                                --      |        --             1.6
        Goodwill write-offs                                  --      |        0.2            --
        Test and probe equipment written-off                 --      |        --             1.4
    Restructuring of operations:                                     |
        Employee severance and termination benefits          --      |        --             2.3
        MOD III closure costs                                0.3     |        0.3            0.3
        Lease termination costs                              --      |        0.7            --
        Stock-based compensation                             --      |        --             1.7
    Professional fees for debt restructuring                 --      |        0.3            0.8
                                                      -------------- | --------------   -------------
                                                        $    0.3     |   $    1.5        $   8.1
                                                      ============== | ==============   =============


                                                         Successor   |
                                                          Company    |      Predecessor Company
                                                      -------------- | ------------------------------
                                                        Two Months   |  Four Months      Six  Months
                                                           Ended     |    Ended            Ended
                                                       June 30, 2002 | April 30, 2002    June 30, 2001
                                                      -------------- | --------------   -------------
       Asset impairments:                                            |
           Austin, Texas assets                            $    --   |    $   1.7         $   --
           Internal use software                                --   |        0.8             1.6
           Goodwill write-offs                                  --   |        0.2             --
           Test and probe equipment written-off                 --   |        --              1.4
       Restructuring of operations:                                  |
           Employee severance and termination benefits          --   |        1.2             2.3
           MOD III closure costs                                0.3  |        2.2             0.3
           Lease termination costs                              --   |        0.7             --
           Stock-based compensation                             --   |        --              1.7
       Professional fees for debt restructuring                 --   |        4.0             0.8
                                                      -------------- | --------------   -------------
                                                           $    0.3  |    $  10.8         $   8.1
                                                      ============== | ==============   =============


The following table summarizes activity in accrued special charges
(in millions):

                                       Severance and                        Lease
                                        Termination         Debt         Termination       MOD III
                                          Benefits      Restructuring       Costs       Closure Costs     Total
                                       -------------    -------------    -----------    -------------   ----------
Balance at December 31, 2001..........  $     5.6       $       1.1      $     2.8      $      0.2      $    9.7
Charges to expense....................        1.2               4.0            0.7             2.5           8.4
Cash Payments.........................       (6.4)             (4.5)          (3.2)           (2.6)     $  (16.7)
                                       -------------    -------------    -----------    -------------   ----------
Balance at June 30, 2002..............  $     0.4       $       0.6      $     0.3      $      0.1      $    1.4
                                       =============    =============    ===========    =============   ==========


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

The Company's two broad business lines are based on product technologies and can be summarized as follows:

   Products                                                                 Sample Uses
   --------                                                                 -----------
   Embedded control products include:
     Microcontrollers - based on our proprietary Z8 architecture            Security system, battery charger
     Microprocessors - based on our proprietary Z80                         POS terminal, motor control architecture

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


ZiLOG's net sales by region, by channel, by business line in millions of dollars, and ZiLOG's net sales to Pioneer Standard, one of the Company's distributors, as a percentage of the Company's total net sales are summarized as follows (in millions):


                              Successor                                            Successor
                               Company            Predecessor Company               Company            Predecessor Company
                            -------------   ------------------------------      ---------------  ------------------------------
                             Two Months      One Month      Three Months         Two Months      Four Months      Six Months
                               Ended            Ended            Ended               Ended          Ended            Ended
                            June 30, 2002   April 30, 2002   June 30, 2001       June 30, 2002   April 30, 2002  June 30, 2001
                            -------------   --------------   -------------       -------------   --------------  -------------

Net sales by region:
Americas                        $ 16.9          $  5.4          $   25.7            $  16.9          $ 25.2         $   53.1
Asia                               8.0             2.9              12.4                8.0            13.8             23.3
Europe                             3.2             1.7               5.9                3.2             7.0             11.8
                            -------------   --------------   -------------       -------------   --------------  -------------
    Total                       $ 28.1          $ 10.0          $   44.0            $  28.1          $ 46.0         $   88.2
                            =============   ==============   =============       =============   ==============  =============

Net sales by channel:
OEM                             $ 15.6          $  5.9          $   27.4            $  15.6          $ 25.8         $   55.6
Distribution                      12.5             4.1              16.6               12.5            20.2             32.6
                            -------------   --------------   -------------       -------------   --------------  -------------
    Total                       $ 28.1          $ 10.0          $   44.0            $  28.1          $ 46.0         $   88.2
                            =============   ==============   =============       =============   ==============  =============

Net sales by business line:
Embedded Control                $ 19.0          $  6.0          $   24.2            $  19.0          $ 29.1         $   52.0
Standard Products                  9.1             4.0              19.8                9.1            16.9             36.2
                            -------------   --------------   -------------       -------------   --------------  -------------
    Total                       $ 28.1          $ 10.0          $   44.0            $  28.1          $ 46.0         $   88.2
                            =============   ==============   =============       =============   ==============  =============

Net sales to
Pioneer-Standard as a
percentage of total net
sales:                          18.0%           11.6%           10.4%               18.0%            10.5%          12.4%
                            =============   ==============   =============       =============   ==============  =============



NOTE 9.       SHORT-TERM DEBT

Upon consummation of Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At June 30, 2002, the Company had borrowings outstanding of $9.1 million at a LIBOR rate of 4.4% and no additional borrowing capacity under the Facility. The Facility is scheduled to mature on May 13, 2004. As of June 30, 2002, the Company had $0.8 million of standby letters of credit issued to vendors under the Facility.

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

Each EBITDA-Linked option will be immediately exercisable on the date of grant, and will vest no later than May 15, 2008. The vesting provisions are subject to acceleration based on the Company meeting certain adjusted "EBITDA" targets based on the Company reports for the immediately preceding 12 months. As of June 30, 2002, one-third of the EBITDA-Linked options were vested, which represent options to purchase 555,689 shares of common stock out of a total of 1,668,736 EBITDA-Linked options granted.

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

NOTE 15.      NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                            Successor Company
                                                            -----------------
                                                            Two Months Ended
                                                              June 30, 2002
                                                            -----------------

    Net loss...............................................     $  23.4
                                                            =================
    Weighted-average shares outstanding....................        29.5
    Less: Weighted-average shares subject to repurchase....        (1.0)
                                                            -----------------
    Weighted-average shares used in computing basic
        and diluted net loss per share.....................        28.5
                                                            =================
    Basic and diluted net loss per share...................     $   0.82
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

         Fresh-start reporting requires that we also record our assets and liabilities at fair value upon adoption. Consequently, we engaged independent appraisers to value our tangible and intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment and a $3.9 million increase in inventories held by the Company and its distributors to reflect fair value at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of our fresh-start reporting, as follows (in millions):

                                Asset                           Value
             ------------------------------------------    -------------
             Existing technology.......................     $    17.0
             In-process research and development.......          18.7
             Brandname.................................           9.2
                                                           -------------
             Total separable intangible assets.........     $    44.9
                                                           =============

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

Results of Operations

During the past two years, we have implemented a series of business restructuring programs aimed at refocusing our operations on our core 8-bit micrologic product portfolio. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished $280.0 in million principal amount of our 9 1/2% Senior Secured Notes due 2005, which required $13.3 million in interest payments each March 15 and September 15. Based in part on these restructurings, our cash used by operations during the six months ended June 30, 2002 improved by $19.6 million or 72%, compared to the $27.4 million of cash used by operations in the six months ended June 30, 2001.

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

         Research and Development Expenses. Research and development expenses were $10.0 million in the first six months of 2002, reflecting a 38.7% decrease from the $16.3 million of research and development expenses reported in the first six months of 2001. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions. During the first six months 2002, research and development expense also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our CarteZian line of 32-bit microprocessors. Additionally, in the first six months of 2002, we renegotiated certain software license agreements and we wrote-off other surplus tools so that our design software suite is now more closely aligned with the forecast needs of our product development projects.
We expect further reductions in research and development spending during 2002 as a consequence of the closure of our Austin, Texas design center.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $18.0 million in the first six months of 2002 from $26.5 million in the first six months of 2001. The decrease in our selling, general and administrative spending in the first six months of 2002 reflects lower payroll-related costs as a result of lower headcount, elimination of outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller, lower-cost facility. Excluding the cost of terminating our old lease and relocation expenditures, we expect that this move will result in savings of approximately $4.5 million in 2002 operating costs versus 2001.


         Special Charges. Special charges for each period indicated were as follows (in millions):

                                                           Three Months Ended      Six Months Ended June
                                                                June 30,*                   30,*
                                                          ----------------------   -----------------------
                                                            2002         2001        2002         2001
                                                          ---------   ----------   ---------    ----------
Asset impairments:
    Austin, Texas assets.................................   $  --      $    --     $     1.7     $   --
    Internal use software................................      --         1.6            0.8        1.6
    Goodwill write-offs..................................      0.2          --           0.2         --
    Test and probe equipment written.....................      --         1.4           --          1.4
Restructuring of operations:
    Employee severance and termination benefits..........      --         2.3            1.2        2.3
    MOD III closure costs ...............................      0.6        0.3            2.5        0.3
    Lease termination costs..............................      0.7          --           0.7          --
    Stock compensation...................................      --         1.7           --          1.7
Professional fees for debt restructuring.................      0.3        0.8            4.0        0.8
                                                          ---------   ----------   ---------    ----------
                                                             $ 1.8     $  8.1      $    11.1     $  8.1
                                                          =========   ==========   =========    ==========

____________________

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

         Stock-Based Compensation. We record stock-based compensation within various categories of operating expenses. During the first six months of 2002, we recognized $2.1 million for stock based compensation in connection with the award of restricted stock to certain executives and consultants. Our right to repurchase these shares for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants will be measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $3.1 million, $1.9 million and $1.7 million for the years ending December 31, 2002 through 2004, respectively.

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

         Year          Amortization Amount    Current Technology     Brand Name
    ------------       -------------------    ------------------     ----------
    2002                   $     7.9             $    6.8          $    1.1
    2003                         6.8                  5.5               1.3
    2004                         4.2                  2.9               1.3
    2005                         2.2                  1.1               1.1
    2006                         1.4                  0.4               1.0
    Thereafter                   3.7                  0.3               3.4
                        -------------------------------------------------------
    Total                  $    26.2             $   17.0          $    9.2
                        =======================================================

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

         Commencing January 1, 2003, and as a result of the debt forgiveness that we realized in the reorganization, we will be required, for federal income tax purposes, to reduce a significant portion, or all, of our net operating loss carryforwards and may be required to reduce the tax basis in certain assets as well. In addition, our utilization of our remaining net operating loss carryforwards, if any, will be substantially limited under the federal income tax section 382 ownership change rules. The practical implication of our U.S. income tax situation is that we expect that we will be taxable for federal income tax purposes.

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

         Gross Margin. Our cost of sales represents the cost of our wafer fabrication, assembly and test operations. For the three-month period ended June 30, 2002 our cost of sales also included $3.9 million of amortization related to a one-time inventory adjustment in connection with our fresh-start reporting. Our gross margin as a percentage of net sales increased to 33.9% in second quarter of 2002 as compared to 19.3% in the same period of 2001. Excluding the one-time effect of fresh-start reporting, our gross margin in the quarter ended June 30, 2002 was $16.8 million or 44.1% of net sales. The improvement in our gross margin as a percentage of sales for the three months ended June 30, 2002 as compared to the same period in 2001 reflects substantial reduction in manufacturing spending and a marked improvement in factory utilization as a result of the closure of our MOD III wafer production facility during the first quarter of 2002. We also experienced reductions in unit sales in our lower-margin television, peripherals and foundry businesses in the second quarter of 2002, compared to the same period in 2001.

         Research and Development Expenses. Research and development expenses were $4.7 million in the second quarter of 2002, reflecting a 34.7% decrease from the $7.2 million of research and development expense we incurred in the same period of 2001. This decrease in research and development expense was primarily due to the closure of our Austin, Texas design center and the related cancellation of our CarteZian product development activities during the first quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.9 million in the second quarter of 2002, reflecting a 23.3% decrease from the $12.9 million in the second quarter of 2001. This reduction in our sales, general and administrative expenses primarily reflects reduced payroll and commission costs associated with reduced headcount in our sales and marketing groups and due to overall lower sales levels in the second quarter of 2002, compared to the same period in 2001. In addition, the second quarter of 2002 selling, general and administrative expenses reflect $1.9 million of non-cash stock-based compensation expense that was not present in the second quarter of 2001 results.

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

         The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. These figures reflect our net income adjustment for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. The differences between the EBITDA figures below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

     o   Employee retention bonuses, severance pay and termination benefits;

     o   Professional fees for debt restructuring;

     o   Lease termination costs;

     o   Termination and exit charges, and

     o   MOD III closure costs.

         Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):


                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,*                June  30,*
                                                                   ---------------------      ---------------------
                                                                     2002         2001          2002        2001
                                                                   --------    ---------      --------     --------










Reconciliation of cash provided (used) by operations to EBITDA:
     Cash flow from operations................................         $1.7      $ (3.6)      $ (7.8)      $ (27.4)
     Interest paid............................................          0.1         0.3          0.7          13.6
     Income taxes paid........................................          0.1         0.2          0.2           0.3
     Change in operating assets and liabilities...............          2.6        (1.8)         8.9           1.5
                                                                   --------    ---------      --------     --------
EBITDA........................................................      $   4.5      $ (4.9)      $  2.0       $ (12.0)
                                                                   ========    =========      ========     ========

________________________

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

         In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of June 30, 2002, we had no additional borrowing capacity under this facility. This credit facility is scheduled to mature on May 13, 2005, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

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

         The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of June 30, 2002 (dollars in millions):

                                           Carrying Value        Fair Value
                                           --------------        ----------
      Cash Equivalents:

          Fixed rate                       $    17.5             $  17.5

          Average interest rate                  1.23%               --

      Short-Term Debt:

          Variable-rate debt               $     9.1             $   9.1

          Interest rate                          4.4%                --

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number                        Description
--------------  ---------------------------------------------------------------
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

_____________________________

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



                                  ZiLOG, Inc.
                                  (Registrant)


                                  /s/ Perry Grace
                                  -------------------------------------------
                                  Vice President and Chief Financial Officer
                                  (Duly Authorized Officer)

                                  /s/ James M. Thorburn
                                  ----------------------------------------------
                                  Chairman, Chief Executive Officer and Director (Duly Authorized Officer)



Date:  April 14, 2003

                                 EXHIBIT INDEX
Exhibit Number                        Description
--------------  ---------------------------------------------------------------
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

_______________________

(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.