Form 10-Q/A
period 2002-09-30
ZILOG INC
filed 2003-04-15
CIK 319450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-Q/A
                                Amendment No. 1


(Mark One)

  X               Quarterly Report Pursuant to Section 13 or 15(d) of the
----              Securities Exchange Act of 1934. For the quarterly period
                  ended September 30, 2002.

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

   As of October 31, 2002, there were 29,938,045 shares of the Company's Common Stock, $0.01 par value outstanding.

         This Report on Form 10-Q and other oral and written statements we make contain and incorporate forward-looking statements regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; the effects of our chapter 11 reorganization; the costs relating to our 280, Z8 and IRDA projects currently in development and the timing of completion of our projects and our expected capital expenditures and expenses for future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially reasonable quality and prices; under-absorption of manufacturing costs in our wafer fabrication facilities from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; and those factors discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. We caution the reader not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. We undertake no obligation to publicly release updates or revisions to these statements.

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


Extreme Connectivity (C) ZiLOG, Inc. 1999.


                                  ZiLOG, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                                Page

Item 1.  Financial Statements........................................................................         1
         Unaudited Condensed Consolidated Statements of Operations for the three months ended
         September 30, 2002 and three months ended September 30, 2001................................         1

         Unaudited Condensed Consolidated Statements of Operations for the five months ended
         September 30, 2002, four months ended April 30, 2002 and nine months
         ended September 30, 2001....................................................................         2

         Unaudited Condensed Consolidated Balance Sheets at September 30, 2002, May 1, 2002,
         April 30, 2002 and December 31, 2001.........................................................        3

         Unaudited Condensed Consolidated Statements of Cash Flows for the five months ended
         September 30, 2002, four months ended April 30, 2002 and nine months
         ended September 30, 2001....................................................................         4

         Notes to Unaudited Condensed Consolidated Financial Statements..............................         5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......         19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................         42

Item 4.    Disclosure Controls and Procedures........................................................         42


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................         44

Item 6.  Exhibits and Reports on Form 8-K............................................................         44


                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  ZiLOG, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions except per share data)


                                                                 Successor Company |  Predecessor Company
                                                                ------------------ |  -------------------
                                                                   Three Months    |     Three Months
                                                                Ended Sep. 30, 2002|  Ended Sep.30, 2001
                                                                -------------------|  ------------------
Net sales...................................................      $   36.0         |    $   42.6
Cost of sales ..............................................          19.9         |        29.4
                                                                -------------------|  ------------------
Gross margin................................................          16.1         |        13.2
Operating expenses:                                                                |
   Research and development ................................           4.1         |         5.8
   Selling, general and administrative......................           8.2         |         9.6
   Special charges and reorganization items.................           0.8         |         4.5
   Amortization of intangible assets........................           3.0         |         --
                                                                -------------------|  ------------------
       Total operating expenses.............................          16.1         |        19.9
                                                                -------------------|  ------------------
Operating  income (loss)....................................           -           |        (6.7)
Other income (expense):                                                            |
   Interest income..........................................           0.1         |         0.2
   Interest expense ........................................          (0.1)        |        (7.3)
   Other, net...............................................           0.4         |        (0.5)
                                                                -------------------|  ------------------
Income (loss) before  income taxes and loss                                        |
   from equity method investment............................           0.4         |       (14.3)
Provision for income taxes..................................           0.2         |         --
                                                                -------------------|  ------------------
Income (loss) before equity method investment...............           0.2         |       (14.3)
Loss from equity method investment..........................           --          |        (0.4)
                                                                -------------------|  ------------------
Net income (loss)...........................................      $    0.2         |    $  (14.7)
                                                                ===================|  ==================
Preferred stock dividends accrued...........................           --          |         1.3
                                                                -------------------|  ------------------
Net income (loss) attributable to common stockholders.......      $    0.2         |    $  (16.0)
                                                                ===================|  ==================
Basic and diluted net income per share......................      $    0.01        |
                                                                ===================|
Weighted-average shares used in computing basic                                    |
   and diluted net income per share.............                       28.7        |
                                                                ===================|
                                                                                   |
                                                                                   |
Stock-based compensation included in the above expense line-items:                 |
                                                                                   |
     Cost of sales                                                $     0.1        |
     Research and development...................                         --        |
     Selling, general and administrative........                        0.5        |
                                                                -------------------|
                                                                  $     0.6        |
                                                                ===================|


         See accompanying notes to condensed consolidated financial statements.

                                             ZiLOG, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in millions except per share data)

                                                 Successor Company  |             Predecessor Company
                                                ------------------- |  ------------------------------------------
                                                    Five Months     |    Four Months              Nine Months
                                                Ended Sep. 30, 2002 |  Ended April 30, 2002   Ended Sep. 30, 2001
                                                ------------------- |  --------------------   -------------------
Net sales.....................................    $   64.1          |      $   46.0               $  130.9
Cost of sales.................................        35.3          |          26.1                  103.1
Cost of sales-fresh-start inventory adjustment         3.9          |           --                     --
                                                ------------------- |  --------------------   -------------------
Gross margin..................................        24.9          |          19.9                   27.8
Operating expenses:                                                 |
   Research and development ..................         7.3          |           6.8                   22.1
   Selling, general and administrative .......        15.4          |          10.8                   36.1
   Special charges and reorganization items...         1.2          |           6.9                   12.6
   Amortization of intangible assets..........         4.9          |           --                     --
   In-process research and development........        18.7          |           --                     --
                                                ------------------- |  --------------------   -------------------
       Total operating expenses...............        47.5          |          24.5                   70.8
                                                ------------------- |  --------------------   -------------------
Operating loss................................       (22.6)         |          (4.6)                 (43.0)
Other income (expense):
   Fresh-start adjustments....................         --           |          83.7                    --
   Net gain on discharge of debt..............         --           |         205.7                    --
   Interest income............................         0.1          |           0.1                    1.0
   Interest expense (1).......................        (0.4)         |          (5.0)                 (21.9)
   Other, net.................................         0.5          |           0.1                   (0.7)
                                                ------------------- |  --------------------   -------------------
Income (loss) before reorganization items,                          |
   income taxes and loss from equity method                         |
   investment.................................       (22.4)         |         280.0                  (64.6)
Reorganization items..........................         --           |           4.0                   --
Provision for income taxes....................         0.7          |           0.1                    0.2
                                                ------------------- |  --------------------   -------------------
Income (loss) before equity method investment.       (23.1)         |         275.9                  (64.8)
Loss from equity method investment............        --            |          --                     (1.1)
                                                ------------------- |  --------------------   -------------------
Net income (loss).............................    $  (23.1)         |      $  275.9              $   (65.9)
                                                =================== |  ====================   ===================
Preferred stock dividends accrued.............        --            |           1.9                    3.8
                                                ------------------- |  --------------------   -------------------
Net income (loss) attributable to common
   stockholders...............................    $  (23.1)         |      $  274.0              $   (69.7)
                                                =================== |  ====================   ===================
Basic and diluted net loss per share..........    $  (0.81)         |
   Weighted-average shares used in computing                        |
   basic and diluted net loss per share.......        28.6          |
                                                =================== |
                                                                    |
                                                                    |
Stock-based compensation included in the above expense line-items:  |
                                                                    |
     Cost of sales                                $    0.1          |
     Research and development.................         0.1          |
     Selling, general and administrative......         2.4          |
                                                ------------------- |
                                                  $    2.6          |
                                                =================== |
_____________________

(1) Excludes contractual interest of $4.2 in the four months ended April 30, 002 not recorded during reorganization.



          See accompanying notes to condensed consolidated financial statements.


                                             ZiLOG, INC.
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in millions)

                                                                       Successor Company       |        Predecessor Company
                                                                -----------------------------  |  ------------------------------
                                                                Sep. 30, 2002     May 1, 2002  |  April 30, 2002   Dec. 31, 2001
                                                                -------------     -----------  |  --------------   -------------
ASSETS                                                                                         |
Current assets                                                                                 |
    Cash and cash equivalents.................................    $    24.2       $    18.8    |     $   18.8        $    30.7
    Accounts receivable, less allowance for doubtful accounts          16.0                    |
      of $0.7 at September 30, 2002,  May 1, 2002 and April                                    |
      30, 2002 and $0.9 at December 31, 2001................                           14.5    |         14.5             16.7
    Inventories...............................................         11.6            17.2    |         14.5             17.3
    Prepaid expenses and other current assets.................          3.4             3.8    |          3.8              3.9
                                                                -------------     -----------  |  --------------   -------------
        Total current assets..................................         55.2            54.3    |         51.6             68.6
                                                                -------------     -----------  |  --------------   -------------
MOD III, Inc. assets held for sale............................         30.0            30.0    |         30.0              --
Net property, plant and equipment.............................         23.0            25.0    |         11.9             45.8
Goodwill......................................................         26.7            26.7    |          --               --
Intangible assets, net........................................         21.2            26.2    |          --               --
In-process research and development...........................          --             18.7    |          --               --
Other assets..................................................          3.0             1.0    |          1.0              1.3
                                                                -------------     -----------  |  --------------   -------------
                                                                  $   159.1       $   181.9    |     $   94.5        $   115.7
                                                                =============     ===========  |  ==============   =============
                                                                                               |
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           |
Current liabilities:                                                                           |
  Short-term debt.............................................    $     6.9       $     9.4    |     $    9.4        $    12.8
  Notes payable...............................................          --              --     |          --             280.0
  Interest payable on notes...................................          --              --     |          --              22.5
  Accounts payable............................................         12.5            12.1    |         13.2             13.4
  Accrued compensation and employee benefits..................          8.5             7.2    |          7.2              9.0
  Other accrued liabilities...................................          3.9             4.1    |          4.1              4.9
  Accrued special charges.....................................          0.7             4.1    |          4.1              9.7
  Dividends payable on preferred stock........................          --              --     |          --              16.6
  Deferred income on shipments to distributors................          6.3             4.9    |          6.1              6.6
                                                                -------------     -----------  |  --------------   -------------
     Total current liabilities................................         38.8            41.8    |         44.1            375.5
                                                                -------------     -----------  |  --------------   -------------
Deferred income taxes.........................................          6.0             6.0    |          --               --
Other long-term liabilities...................................         14.7            14.1    |         14.1             14.3
Liabilities subject to compromise.............................          --              --     |        325.7              --
                                                                -------------     -----------  |  --------------   -------------
     Total liabilities........................................         59.5            61.9    |        383.9            389.8
                                                                -------------     -----------  |  --------------   -------------
                                                                                               |
Minority interest in MOD III assets...........................         30.0            30.0    |          --               --
                                                                                               |
Stockholders' equity (deficiency):                                                             |
  Preferred Stock.............................................          --              --     |         25.0             25.0
  Common Stock................................................          0.3             0.3    |          0.4              0.4
  Deferred stock compensation.................................         (5.4)            --     |         (0.5)            (0.6)
  Additional paid-in capital..................................         97.8            89.7    |         13.2             13.2
  Accumulated deficit.........................................        (23.1)            --     |       (327.5)          (312.1)
                                                                -------------     -----------  |  --------------   -------------
     Total stockholders' equity (deficiency)..................         69.6            90.0    |       (289.4)          (274.1)
                                                                -------------     -----------  |  --------------   -------------
Total liabilities and stockholders' equity....................    $   159.1       $   181.9    |     $   94.5        $   115.7
                                                                =============     ===========  |  ==============   =============

                      See accompanying notes to condensed consolidated financial statements.


                                             ZiLOG, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in millions)

                                                                     Successor Company  |        Predecessor Company
                                                                    ------------------  |  ----------------------------------
                                                                       Five Months      |   Four Months        Nine Months
                                                                         Ended          |      Ended             Ended
                                                                       Sep. 30, 2002    |  April 30, 2002     Sep. 30, 2001
                                                                    ------------------  |  ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   |
Net income (loss).................................................    $    (23.1)       |  $    275.9         $  (65.9)
Adjustments to reconcile net income (loss) to net cash provided                         |
  (used) by operating activities:                                                       |
   In-process research and development............................          18.7        |         --               --
   Net gain on discharge of debt..................................           --         |      (205.7)             --
   Amortization of fresh-start adjustments........................           --         |       (83.7)             --
   Fresh-start inventory adjustment...............................           3.9        |         --               --
   Loss in equity method investment...............................           --         |         --               1.1
   Depreciation and amortization..................................           7.8        |         2.5             29.0
   Impairment of long lived assets................................           --         |         2.7              2.9
   Stock-based compensation.......................................           2.6        |         0.1              1.8
   Loss from disposition of equipment.............................           --         |         --               0.7
Changes in operating assets and liabilities:                                            |
   Accounts receivable............................................          (1.4)       |         2.1              8.1
   Inventories....................................................           2.9        |         2.9             10.1
   Prepaid expenses and other current and noncurrent assets.......          (1.7)       |         0.1              6.9
   Accounts payable...............................................           0.4        |        (0.1)            (1.8)
   Accrued compensation and employee benefits.....................           1.3        |        (1.8)           (18.8)
   Other accrued and other non-current liabilities, and accrued                         |
      special charges.............................................          (2.8)       |        (0.2)             2.9
                                                                    ------------------  |  ---------------    -------------
      Net cash provided (used) by operations before
        reorganization items......................................           8.6        |        (5.2)           (23.0)
Reorganization items - professional fees paid.....................           --         |        (2.3)             --
                                                                    ------------------  |  ---------------    -------------
     Net cash provided (used) by operating activities.............           8.6        |        (7.5)           (23.0)
                                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                   |
   Capital expenditures...........................................          (0.8)       |        (1.0)            (3.9)
                                                                    ------------------  |  ---------------    -------------
     Cash used by investing activities............................          (0.8)       |        (1.0)            (3.9)
                                                                                        |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   |
   Proceeds from (repayments of) short-term debt..................          (2.5)       |        (3.4)            12.8
   Proceeds from issuance of common stock.........................           0.3        |         --               0.1
   Payments for stock redemptions.................................          (0.2)       |         --               --
                                                                    ------------------  |  ---------------    -------------
       Cash provided (used) by financing activities...............          (2.4)       |        (3.4)            12.9
                                                                    ------------------  |  ---------------    -------------
Increase (decrease) in cash and cash equivalents..................           5.4        |       (11.9)           (14.0)
                                                                                        |
Cash and cash equivalents at beginning of period..................          18.8        |        30.7             40.7
                                                                    ------------------  |  ---------------    -------------
Cash and cash equivalents at end of period........................    $     24.2        |  $     18.8         $   26.7
                                                                    ==================  |  ===============    =============

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

ZiLOG's interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG's interim periods end on Sunday, except the last fiscal period of each year which always ends on December 31. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

Under the Reorganization Plan, the Notes were cancelled. Each noteholder received, in exchange for their Notes, their pro rata share of:

     o 28,000,000 shares of ZiLOG's newly issued common stock. As of September 30, 2002, this represented approximately 86% of the outstanding equity on a fully diluted basis.

     o 100% of the newly issued series A preferred stock issued by ZiLOG's non-operating subsidiary, ZiLOG-MOD III, Inc., which is called MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the Company's MOD III 8" wafer fabrication plant located in Nampa, Idaho. This plant was transferred to MOD III, Inc. upon effectiveness of the Reorganization Plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9.5% per annum. Liquidation of the MOD III assets for an amount less than $30 million will not generate any further recourse to ZiLOG Inc.

     o 50% of MOD III, Inc.'s newly issued series B preferred stock. ZiLOG retains the remaining 50% of the new MOD III, Inc. series B preferred stock as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.'s assets in excess of the series A preferred stock liquidation preference.

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

Liabilities included in the unaudited condensed consolidated debtor-in-possession balance sheet at April 30, 2002, which were subject to compromise under the terms of the Reorganization Plan, are summarized as follows (in millions):

       Senior secured notes payable.........................      $   280.0
       Accrued interest on senior secured notes.............           27.2
       Dividends payable on preferred stock.................           18.5
                                                                  ---------
       Total liabilities subject to compromise..............      $   325.7
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

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG's reorganization value was estimated by Lazard Freres & Co., LLC, its independent financial advisor, using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between approximately $80 million and $100 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, the Company established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. This estimate of equity value was derived from a weighted average of three valuations based on comparable public company, precedent transaction and discounted cash flow analyses. These valuations were based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of the Company's business and finances in a timely manner; the implementation of the Company's business plan as a reorganized entity; the accuracy of information supplied by management about its business and prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. The value of an operating business such as the Company's, however, is subject to numerous uncertainties and contingencies which are difficult to predict, and will fluctuate with changing factors affecting its financial condition and prospects.

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

                                Asset                           Value
             ------------------------------------------     -------------
             Existing technology.......................     $    17.0
             In-process research and development.......          18.7
             Brandname.................................          9.2
                                                            -------------
                                                            $    44.9
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

The table below provides a reconciliation of the Predecessor Company's consolidated balance sheet as of April 30, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and fresh-start reporting (in millions):


                                              Predecessor                      Fresh-Start                         Successor
                                              Company at      Reorganization   Adjustments     Reclassifications   Company at
                                             April 30, 2002         (1)            (2)               (3)           May 1, 2002
                                             --------------   --------------   -----------     -----------------   -----------

ASSETS
Current assets                                $   51.6        $      --        $    2.7          $     --          $  54.3
MOD III, Inc. assets held for sale                30.0               --              --                --             30.0
Net property, plant and equipment                 11.9               --            13.1                --             25.0
Other assets                                       1.0               --              --                --              1.0
Fresh-start goodwill and intangibles               --                --            71.6                --             71.6
                                             --------------   --------------   -----------     -----------------   -----------
                                              $   94.5        $      --        $   87.4          $     --          $ 181.9
                                             ==============   ==============   ===========     =================   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities                           $   44.1        $      --        $   (2.3)         $     --          $  41.8
Other non-current liabilities                     14.1               --             6.0                --             20.1
Liabilities subject to compromise                325.7            (325.7)            --                --              --

Minority interest in MOD III, Inc. assets          --               30.0             --                --             30.0

Stockholders' equity (deficiency):                                                                                     --
     Preferred stock                              25.0               --              --              (25.0)            --
     Common stock                                  0.4               0.3             --               (0.4)            0.3
     Deferred stock compensation                  (0.5)              --              --                0.5             --
     Additional paid-in capital                   13.2              89.7             --              (13.2)           89.7
     Accumulated deficit                        (327.5)            205.7           83.7               38.1             --
                                             --------------   --------------   -----------     -----------------   -----------
Total stockholders' equity (deficiency)         (289.4)            295.7           83.7                --             90.0
                                             --------------   --------------   -----------     -----------------   -----------
Total liabilities and stockholders' equity    $   94.5         $     --        $   87.4          $     --          $ 181.9
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


The Company's net gain upon extinguishment of liabilities and fresh-start adjustments were comprised of the following elements (in millions):

     Extinguishment of debt                                     $  280.0
     Extinguishment of accrued interest                             27.2
     Extinguishment of dividends payable on preferred stock         18.5
     Minority interest in MOD III, Inc. assets                     (30.0)
     Reorganization equity value                                   (90.0)
                                                             ------------------
         Net gain on discharge of debt                          $  205.7
                                                             ==================

     Effect of fresh-start adjustments                         $    66.7
     Revaluation of fixed and tangible assets to fair value         17.0
                                                             ------------------
         Total fresh-start adjustments                         $    83.7
                                                             ==================

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

The anticipated amortization schedule for these assets is as follows (in millions):

                       Year                 Amortization Amount
                   -----------              -------------------
                       2002                     $  8.9
                       2003                        6.8
                       2004                        4.2
                       2005                        1.4
                    Thereafter                     4.9
                  -----------              -------------------
                      Total                     $ 26.2
                                           ===================

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

Recent Accounting Pronouncements. In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Under SFAS No. 146 companies will record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company adopted this statement for exit or disposal activities initiated starting May 1, 2002.

NOTE 5.        RELATED PARTY TRANSACTIONS

Prior to the Company's Plan of Reorganization, Texas Pacific Group (TPG) owned a majority of the Company's stock. As of the effective date of the Reorganization Plan, Texas Pacific Group and its affiliates are no longer significant stockholders of ZiLOG. The transactions identified below can be identified as pre and post May 2002 recapitalization items as follows:

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

On May 17, 2002, the Company sold 90,580 shares of its common stock to Federico Faggin, a member of its board of directors, for $2.76 per share for an aggregate amount of $250,000. The Company established the fair value of the common stock that it sold to Mr. Faggin at $3.21 per share. This valuation was based on the $90.0 million reorganization value of the Company established by Lazard divided by the 28,000,000 shares issued in the reorganization. Accordingly, the Company recorded $0.45 per share ($3.21 - $2.76) of compensation expense. Although the Over-the-Counter Bulletin Board quoted a closing sale at $6.25 per share on May 17, 2002, the Company did not believe that this price represented fair value of the common stock. This belief is supported by the fact that there were only two other trades between the date the stock began trading and the date of the sale of the stock to Mr. Faggin.

NOTE 6.       INVENTORIES

Inventories are stated at the lower of cost, first-in-first-out basis, or market and consisted of the following elements (in millions):

                                        Successor Company          |            Predecessor Company
                                ---------------------------------  |    -------------------------------------
                                Sep. 30, 2002       May 1, 2002 *  |    April 30, 2002      December 31, 2001
                                -------------       -------------  |    --------------      -----------------
  Raw materials...............   $      0.5         $       0.7    |      $      0.7         $       1.0
  Work-in-progress............          7.3                 9.3    |             9.3                10.3
  Finished goods..............          3.8                 7.2    |             4.5                 6.0
                                -------------       -------------  |    --------------      -----------------
                                 $     11.6         $      17.2    |      $     14.5         $      17.3
                                =============       =============  |    ==============      =================

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



NOTE 7.       SPECIAL CHARGES AND REORGANIZATION ITEMS

During the three months ended September 30, 2002, ZiLOG incurred special charges of $0.8 million for restructuring of operations. Approximately $0.3 million of special charges relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho, referred to as the "MOD III facility." These charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges relate to third-party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities.

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

During the third quarter of 2001, ZiLOG incurred special charges of $4.5 million for restructuring of operations comprised of severance-related expenses of $2.7 million; MOD III closure costs of $0.5 million and $1.3 million of professional fees for debt restructuring.

During the second quarter of 2001, ZiLOG incurred special charges of $8.1 million: $5.1 million for restructuring of operations and $3.0 million for asset impairments. The restructuring of operations charges included severance-related expenses of $4.0 million, including $1.7 million of non-cash stock-option related expense. In connection with this action, the Company eliminated approximately 200 positions worldwide during the second quarter of 2001. Professional fees for debt restructuring of $0.8 million relating to consultants who assisted with the Company's restructuring plans. Additionally, $0.3 million was incurred for the closure of MOD III. Asset impairments of $3.0 million consist of $1.6 million write-off of planning software and $1.4 million of test and probe equipment written off.

The components of special charges are as follows (in millions):


                                                         Successor    |  Predecessor
                                                          Company     |    Company
                                                       -------------  |  -------------
                                                       Three Months   |  Three Month
                                                           Ended      |     Ended
                                                       Sep. 30, 2002  |  Sep. 30, 2001
                                                       -------------  |  -------------
    Asset impairments:                                                |
        Austin, Texas assets                          $      --       |   $    --
        Internal use software                                --       |        --
        Goodwill write-offs                                  --       |
        Test and probe equipment written-off                 --       |        --
    Restructuring of operations:                                      |
        Employee severance and termination benefits          --       |        2.7
        MOD III closure costs                                0.3      |        0.5
        Lease termination costs                              --       |        --
        Stock-based compensation                             --       |        --
    Professional fees for debt restructuring                0.5       |        1.3
                                                       -------------  |  -------------
                                                        $    0.8      |   $    4.5
                                                       =============  |  =============


                                                            Successor   |
                                                             Company    |        Predecessor Company
                                                         ---------------|  --------------------------------
                                                           Five Months  |   Four Months      Nine Months
                                                             Ended      |       Ended           Ended
                                                          Sep. 30, 2002 | April 30, 2002    Sep. 30, 2001
                                                          ------------- | --------------    ---------------
       Asset impairments:                                               |
           Austin, Texas assets                            $    --      |    $   1.7         $   --
           Internal use software                                --      |        0.8             1.6
           Goodwill write-offs                                  --      |        0.2             --
           Test and probe equipment written-off                 --      |        --              1.4
       Restructuring of operations:                                     |
           Employee severance and termination benefits          --      |        1.2             5.0
           MOD III closure costs                                0.6     |        2.2             0.8
           Lease termination costs                              --      |        0.7             --
           Stock-based compensation                             --      |        --              1.7
       Professional fees for debt restructuring                 0.6     |        4.0             2.1
                                                          ------------- | --------------    -------------
                                                           $    1.2     |    $  10.8         $  12.6
                                                          ============= | ==============    =============


The following table summarizes activity in accrued special charges (in  millions):

                                            Severance and                        Lease
                                             Termination         Debt         Termination       MOD III
                                               Benefits      Restructuring       Costs       Closure Costs      Total
                                            -------------    -------------    -----------    -------------   ---------
Balance at December 31, 2001.............   $    5.6         $     1.1        $   2.8        $    0.2        $   9.7
Charges to expense.......................        1.2               4.6            0.7             2.8            9.3
Cash Payments............................       (6.5)             (5.5)          (3.3)           (3.0)       $ (18.3)
                                            -------------    -------------    -----------    -------------   ---------
Balance at September 30, 2002............   $    0.3         $     0.2        $   0.2        $   --          $   0.7
                                            =============    =============    ===========    =============   =========



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

The Company's two broad business lines are based on product technologies and can be summarized as follows:

   Products                                                     Sample Uses
   --------                                                     -----------
   Embedded control products include:
                                                                Security systems, battery
                                                                chargers,Universal Infra-red remote
                                                                controls, industrial controllers. POS
                                                                terminal, motor control, communications
   Core 8-bit Microcontrollers and Microprocessors              products

 Standard products include:

     Serial Communications Controllers                          Telephone switches/PBX
                                                                Satellite TV set-top box, POS card

     Modems                                                     validation

     IrDA transceivers                                          PDA's, cell phones

     Television and PC peripheral products                      TV, keyboard, pointing device

     Foundry product services                                   Broadband access products


The following table summarizes ZiLOG's net sales by region, by channel, and by business line in millions of dollars, and ZiLOG's net sales to Pioneer Standard, formerly one of the Company's distributors, as well as to Globespan Virata and Sanmina-SCI Systems, Inc., two of the Company's OEM customers, as a percentage of the Company's total net sales are summarized as follows (in millions):


                              Successor    |  Predecessor     Successor     |
                               Company     |    Company        Company      |       Predecessor Company
                           --------------- | --------------  -------------  | -------------------------------
                                Three      |  Three Months    Five Months   |  Four Months      Nine Months
                             Months Ended  |     Ended           Ended      |     Ended            Ended
                            Sep. 30, 2002  | Sep. 30, 2001   Sep. 30, 2002  | April 30, 2002   Sep. 30, 2001
                            -------------  | -------------   -------------  | --------------   -------------
Net sales by region:                       |                                |
Americas                        $ 21.8     |     $ 25.0          $  38.7    |     $ 25.2          $   78.1
Asia                              10.4     |       13.4             18.4    |       13.8              36.7
Europe                             3.8     |        4.2              7.0    |        7.0              16.1
                            -------------  | -------------   -------------  | --------------   -------------
    Total                       $ 36.0     |     $ 42.6          $  64.1    |     $ 46.0          $  130.9
                            =============  | =============   =============  | ==============   =============
                                           |                                |
Net sales by channel:                      |                                |
OEM                             $ 21.3     |     $ 26.6          $  36.9    |     $ 25.8          $   82.3
Distribution                      14.7     |       16.0             27.2    |       20.2              48.6
                            -------------  | -------------   -------------  | --------------   -------------
    Total                       $ 36.0     |     $ 42.6          $  64.1    |     $ 46.0          $  130.9
                            =============  | =============   =============  | ==============   =============
                                           |                                |
Net sales by business line:                |                                |
Embedded Control                $ 22.5     |     $ 21.9          $  41.5    |     $ 29.1          $   73.9
Standard Products                 13.5     |       20.7             22.6    |       16.9              57.0
                            -------------  | -------------   -------------  | --------------   -------------
    Total                       $ 36.0     |     $ 42.6          $  64.1    |     $ 46.0          $  130.9
                            =============  | =============   =============  | ==============   =============
                                           |                                |
Net sales to                               |                                |
Pioneer-Standard as a                      |                                |
percentage of total net                    |                                |
sales:                          14.4%      |     12.8%           16.0%      |     10.5%           12.5%
                            =============  | =============   =============  | ==============   =============
Net sales to Globespan                     |                                |
Virata as a percentage of                  |                                |
total net sales:                 11.6      |       NA             N/A       |      N/A              N/A
                            =============  | =============   =============  | ==============   =============
                                           |                                |
Net sales to Sanmina-SCI                   |                                |
Systems, Inc. as a                         |                                |
percentage of total                        |                                |
of net sales:                 N/A          | 16.8%            N/A           |  N/A              N/A
                            =============  |=============   =============   |==============   =============


NOTE 9.    SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At September 30, 2002, the Company had borrowings outstanding of $6.9 million at a LIBOR-based rate of 4.4% and $1.0 million of additional borrowing capacity available under the Facility. The Facility is scheduled to mature on May 13, 2005. As of September 30, 2002, the Company had $0.8 million of standby letters of credit issued to vendors under the Facility.

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

Each EBITDA-Linked option will be immediately exercisable on the date of grant, but will vest based on the "adjusted EBITDA," as defined, reported for the immediately preceding 12 months as follows: (1) one-third if the Company reports adjusted EBITDA for the previous 12 months in excess of $17.2 million;
(2) two-thirds if the Company reports adjusted EBITDA for the previous 12 months in excess of $25.7 million; and (3) 100% if the Company reports adjusted EBITDA for the previous 12 months in excess of $30.0 million.

For the twelve-month period ended September 30, 2002, the Company's adjusted EBITDA, as defined, totaled $23.6 million. Accordingly, one-third of the EBITDA-Linked options were vested, which represent options to purchase 538,352 shares of common stock out of a total of 1,615,057 EBITDA-Linked options granted, net of cancellations. In no event will any EBITDA-linked options vest later than May 15, 2008, even if these adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $2.76 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated.

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

The Omnibus Plan authorizes the committee to make loans available to participants with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. As of September 30, 2002, the Company had loaned an aggregate of $2.2 million to employees that were the recipients of the restricted stock grants. While the committee may award restricted stock in the future, as a result of the Sarbanes-Oxley Act of 2002, the Company no longer will offer loans to employees. At September 30, 2002 employee loans outstanding aggregated $2.2 million.

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

NOTE 15.      NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income
(loss) per share of common stock (in millions, except per share data):


                                                                          Successor Company
                                                                    --------------------------------
                                                                    Three Months        Five Months
                                                                        Ended              Ended
                                                                    Sep. 30, 2002      Sep. 30, 2002
                                                                    -------------      -------------

    Net income (loss)...........................................      $   0.2          $ (23.1)
                                                                    =============      =============
    Weighted-average shares outstanding.........................         29.9             29.7
    Less: Weighted-average shares subject to repurchase.........          1.2              1.1
                                                                    -------------      -------------
    Weighted-average shares used in computing basic and
     diluted net income (loss) per share........................         28.7             28.6
                                                                    =============      =============
    Basic and diluted net income (loss) per share...............      $  0.01          $  (0.81)
                                                                    =============      =============


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

2002 Financial Restructuring and Reorganization

         In 1998, we issued $280 million in principal amount of our previously outstanding 9.5% senior secured notes due 2005 in connection with our going-private transaction. Since 2000, our business and financial growth had been negatively affected by the extremely difficult business climate in which we have been operating. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Freres & Co., LLC, and an informal group of holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes.

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

         SOP 90-7 required us to establish a reorganization value upon our adoption of fresh-start reporting. With the assistance of our independent financial advisor, Lazard Freres & Co., LLC, we estimated our reorganization value using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $80 million and $100 million, based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit 99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. We adopted the mid-point of this range and established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting.

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

                       Asset                           Value
    ------------------------------------------     -------------
    Existing technology.......................     $    17.0
    In-process research and development.......          18.7
    Brand name................................           9.2
                                                   -------------
    Total separable intangible assets.........     $    44.9
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

Fresh-start reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Freres & Co., LLC, and in reliance upon various valuation methods, including discounted projected cash flow analysis and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million. This estimate of equity value was derived from a weighted average of three valuations results based on comparable public company, precedent transaction and discounted cash flow analyses. These valuations were based on the underlying assumptions and limitations set forth in Exhibit 3 to our Offering Memorandum and Disclosure Statement, which was attached as Exhibit
99.2 to our Form 8-K filed with the Securities and Exchange Commission on January 30, 2002. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. The value of an operating business such as ours, however, is subject to numerous uncertainties and contingencies which are difficult to predict, and may fluctuate with changing factors affecting our financial condition and prospects.

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

Period Comparisons

         Our results of operations after April 30, 2002 and our consolidated balance sheets at September 30, 2002, May 1, 2002 and June 30, 2002 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001 due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate solely to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate solely to in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three and nine-month periods ended September 30, 2002 and to the similar periods in 2001.

Results of Operations

         During the past two years, we have implemented a series of business restructuring programs aimed at refocusing our operations on our core 8-bit micrologic product portfolio. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished $280.0 in million principal amount of our 9 1/2% Senior Secured Notes due 2005, which required $13.3 million in interest payments each March 15 and September 15. Based in part on these restructurings, our cash provided by operations during the nine months ended September 30, 2002 improved to $1.1million, compared to $23.0 million of cash used by operations in the nine months ended September 30, 2001.
Nine-Month Periods Ended September 30, 2002 and September 30, 2001

         Net Sales. Overall, similar to the semiconductor industry as a whole, we have been experiencing weakness in demand for many of our products that has persisted through the first nine months of 2002. Our net sales of $110.1 million in the first nine months of 2002 represents a decrease of 15.9% from net sales of $130.9 million in the first nine months of 2001. This decrease in net sales was attributable primarily to lower unit shipments of standard products. In the first nine months of 2002, net sales in our standard products decreased 30.5% to $39.6 million, compared to $57.0 million in the same period in 2001. This decrease reflects weak overall market conditions in the telecommunications and consumer sectors that resulted in lower unit shipments of modem, serial communication, TV, wireless connectivity and peripherals products. We expect continuing sales declines in our standard products group reflecting weak market conditions as well as further reductions in sales of our de-emphasized television and peripheral products. In addition, our largest customer for modem products began reducing its purchases of our products in the third quarter of 2002 and we expect this trend to continue as this customer migrates to another supplier. Net sales of our embedded control products declined 4.5% to $70.6 million in the first nine months of 2002 compared to $73.9 million in the same period of 2001. This decline was primarily the result of lower unit shipments of Z80 microprocessors relating to the overall decline in demand in semiconductor components in 2002.

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

         Research and Development Expenses. Research and development expenses were $14.1 million in the first nine months of 2002, reflecting a 36.2% decrease from the $22.1 million of research and development expenses reported in the first nine months of 2001. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions. During the first nine months 2002, research and development expense also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our CarteZian line of 32-bit microprocessors. Additionally, in the first nine months of 2002, we renegotiated certain software license agreements and we wrote-off other surplus tools so that our design software suite is now more closely aligned with the forecast needs of our product development projects. We expect further reductions in research and development spending during 2002 as a consequence of the closure of our Austin, Texas design center.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $26.2 million in the first nine months of 2002 from $36.1 million in the first nine months of 2001. The decrease in our selling, general and administrative spending in the first nine months of 2002 reflects lower payroll-related costs as a result of lower headcount, elimination of certain outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller, lower-cost facility. Excluding the cost of terminating our old lease and relocation expenditures, we expect that this move will result in savings of approximately $4.0 million in 2002 operating costs versus 2001.

         Special Charges. Special charges for each period indicated were as follows (in millions):

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                              -------------------     ----------------------
                                                                2002        2001        2002         2001
                                                              --------    --------    ---------     --------
Asset impairments:
    Austin, Texas assets....................................   $  --      $    --     $     1.7     $   --
    Internal use software...................................      --           --           0.8        1.6
    Goodwill write-offs.....................................      --           --           0.2         --
    Test and probe equipment written-off....................      --           --            --        1.4
Restructuring of operations:
    Employee severance and termination benefits.............      --         2.7            1.2        5.0
    MOD III closure costs ..................................      0.3        0.5            2.8        0.8
    Lease termination costs.................................      --           --           0.7         --
    Stock-based compensation................................      --                         --        1.7
Professional fees for debt restructuring....................      0.5        1.3            4.6        2.1
                                                              --------    --------    ---------     --------
                                                                $ 0.8     $  4.5      $    12.0     $  12.6
                                                              ========    ========    =========     ========

Note:     Figures for the three months ended September 30, 2002 reflect results of the Successor
          Company. Figures for the nine months ended September 30, 2002 reflect combined results of the Predecessor Company and the Successor Company. Figures for the September 30, 2001
          periods reflect only the Predecessor Company.


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

         Stock-Based Compensation. We record stock-based compensation within various categories of operating expenses. During the first nine months of 2002, we recognized $2.6 million of stock-based compensation primarily in connection with the award of restricted stock to certain employees, executives and consultants at exercise prices below their deemed fair market value for accounting purposes at the date of grant. Our right to repurchase these shares for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants will be measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $3.1 million, $1.9 million and $1.7 million for the years ending December 31, 2002 through 2004, respectively.

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

         As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next-generation products in our Z80 microprocessor and Z8 microcontroller product families, as well as a new infrared remote control device for and a new IRDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The gross margins from sales of these new products are expected to be in the range of 45% to 50%, which is generally consistent with our current product offerings.

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

          Year          Amortization Amount    Current Technology    Brand Name
          ----------    -------------------    ------------------    ----------
          2002             $    7.9             $       6.8          $      1.1
          2003                  6.8                     5.5                 1.3
          2004                  4.2                     2.9                 1.3
          2005                  2.2                     1.1                 1.1
          2006                  1.4                     0.4                 1.0
          Thereafter            3.7                     0.3                 3.4
                           ----------------------------------------------------
          Total            $   26.2              $     17.0           $     9.2
                           ====================================================

         Interest Expense. Our net interest expense decreased to $5.2 million for the first nine months of 2002 compared to $20.9 million in the same period of 2001. Interest expense in both years relates primarily to interest on our former senior notes. The decrease in our interest expense in the first nine months of 2002 compared to the first nine months of 2001 primarily reflects cessation of further interest accruals on our notes payable subsequent to our filing of Chapter 11 bankruptcy on February 28, 2002 and the cancellation of the notes upon the effectiveness of our plan of reorganization. We expect continued significant decreases in interest expense from prior comparable periods as the Company's debt service levels are significantly less than last year and interest rates have declined on borrowings under our revolving line of credit.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.2 million in the third quarter of 2002, reflecting a 14.6% decrease from the $9.6 million in the third quarter of 2001. This reduction in our sales, general and administrative expenses primarily reflects reduced payroll and commission costs associated with reduced headcount in our sales and marketing groups and due to a reduction in variable costs due to lower sales levels in the third quarter of 2002, compared to the same period in 2001.

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

         Cash provided by operating activities was $1.1 million for the nine months ended September 30, 2002, compared to $23.0 million of cash used by operating activities in the nine months ended September 30, 2001. Cash provided by operating activities in the first nine months of 2002 primarily reflects our adjusted net loss of $36.5 million (excluding the non-cash gain on discharge of debt of $205.7 million and fresh-start adjustments of $83.7 million), adjusted for the following non-cash items: depreciation and amortization of $10.3 million; in-process research and development of $18.7 million; fresh-start inventory charge of $3.9 million; impairment of long-lived assets of $2.7 million; and $2.7 million of stock-based compensation. During the nine-month period ended September 30, 2002, our significant use of operating cash included cash payments for special charges of $16.7 million.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                                                     Three Months Ended       Nine Months Ended
                                                                       September 30,             September 30,
                                                                    -------------------      -------------------
                                                                     2002         2001         2002         2001
                                                                    ------      -------      -------       -------
Reconciliation of cash provided (used) by operations to EBITDA:
     Cash flow from operations................................       $8.9       $  4.4        $ 1.1        $(23.0)
     Interest paid............................................        0.1          0.3          0.8          13.9
     Income taxes paid........................................        0.1          0.1          0.3           0.4
     Change in operating assets
           and liabilities....................................       (3.4)        (2.7)         5.4          (1.2)
                                                                    ------      -------      -------       -------
EBITDA........................................................      $  5.7       $ 2.1        $  7.6       $ (9.9)
                                                                    ======      =======      =======       =======
______________________

Note:     Figures for the three months ended September 30, 2002 reflect results of the Successor
          Company. Figures for the nine months ended September 30, 2002 reflect combined results of the Predecessor Company and the Successor Company. Figures for the September 30, 2001
          periods reflect only the Predecessor Company.


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

         We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered in 2000 and 2001. This decline in revenue has been accentuated by our decision in 2000 to de-emphasize certain product offerings in the television and PC peripheral markets. We are uncertain how long this decline will last. Additionally, we may be required to reduce selling prices in response to competition, which could lower our gross margin. Such a decline in selling prices would have a negative impact on our financial condition. As a result of our under-utilization of our manufacturing capacity, in January 2002 we closed one of our two wafer fabrication facilities. We are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to general industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

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

         o    acts of God, including floods, typhoons and earthquakes;

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

         The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of September 30, 2002 (dollars in millions):

                                           Carrying Value         Fair Value
                                           --------------         ----------
           Cash Equivalents:

               Fixed rate                   $    23.0             $  23.0

               Average interest rate              1.19%                --

           Short-Term Debt:

               Variable-rate debt           $     6.9             $   6.9

               Interest rate                      4.4%                 --


Item 4. Disclosure Controls and Procedures

Evaluation of Controls and Procedures

         We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to the persons preparing our periodic reports on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our preexisting disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place.

         Within 90 days before the filing of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, James Thorburn, and the Company's Chief Financial Officer, Perry Grace, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

 Exhibit
 Number                          Description
----------     -----------------------------------------------------------------
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

  99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act.


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


b) Reports on Form 8-K:

On August 16, 2002 the Company filed a Form 8-K reporting that its Chief Financial Officer and Chief Executive Officer had filed the certification required by Section 906 of the Sarbanes Oxley Act..

                                  ZiLOG, Inc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ZiLOG, Inc.
                                 (Registrant)


                                 /s/ Perry J. Grace
                                 ------------------------------
                                 Vice President and Chief Financial Officer
                                 (Duly Authorized Officer)

                                 /s/ James M. Thorburn
                                 ------------------------------
                                 Chairman, Chief Executive Officer and Director
                                (Duly Authorized Officer)


Date:  April 14, 2003

                                CERTIFICATIONS

I, James M. Thorburn, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of ZiLOG, Inc.:

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

Date:     April 14, 2003

          /s/ James M. Thorburn
         -----------------------------
         James  M. Thorburn
         Chairman and Chief Executive Officer

                                CERTIFICATIONS

I, Perry J. Grace, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of ZiLOG, Inc.;

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

Date:   April 14, 2003


         /s/ Perry J. Grace
         ---------------------------
         Perry J. Grace
         Vice President and Chief Financial Officer

                                                                  Exhibit 99.1


                   Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                            as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of ZiLOG, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James M. Thorburn, as Chief Executive Officer of the Company, and Perry Grace, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his and her knowledge, respectively, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James M. Thorburn
--------------------------
Name:   James M. Thorburn
Title:  Chairman and Chief Executive Officer
Date:   April 14, 2003

/s/ Perry J. Grace
--------------------------
Name:   Perry J. Grace
Title:  Vice President and Chief Financial Officer
Date:   April 14, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.