Form 10-Q
period 2003-03-31
ZILOG INC
filed 2003-05-14
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ]    NO [X]

The Company has voluntarily filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months in accordance with terms agreed to in its previous indenture and its plan of reorganization.

As of April 30, 2003, there were 29,781,545 shares of the Company's Common Stock, $.01 par value outstanding.

This Report on Form 10-Q and other oral and written statements we make contain and incorporate forward-looking statements regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially reasonable quality and prices; under-absorption of manufacturing costs in our wafer fabrication facilities from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; and those factors discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. We caution the reader not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. We undertake no obligation to publicly release updates or revisions to these statements.

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

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and three months ended March 31, 2002	**

Unaudited Condensed Consolidated Balance Sheets at March 31, 2003, and December 31, 2002	**

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003, and three months ended March 31, 2002	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                     Sucessor     Predecessor
                                                      Company       Company
                                                   ------------- -------------
                                                   Three Months  Three Months
                                                       Ended         Ended
                                                     March 31,     March 31,
                                                       2003          2002
                                                   ------------- -------------
Net sales.........................................        $25.2         $36.0
Cost of sales.....................................         14.9          20.3
                                                   ------------- -------------
Gross margin......................................         10.3          15.7

Operating expenses:
  Research and development........................          3.9           5.2
  Selling, general and administrative.............          6.2           8.1
  Special charges and reorganization items........          1.3           5.6
  Amortization of intangible assets...............          1.7          --
                                                   ------------- -------------
     Total operating expenses.....................         13.1          18.9
                                                   ------------- -------------
Operating loss....................................        ($2.8)        ($3.2)

Other income (expense):
  Interest income.................................          0.1           0.1
  Interest expense (1)............................         (0.1)         (5.0)
  Other, net......................................         --             0.1
                                                   ------------- -------------
Loss before reorganization items and provision
  for income taxes................................         (2.8)         (8.0)
Reorganization items..............................         --            (3.8)
Provision for income taxes........................          0.1           0.1
                                                   ------------- -------------
Net loss..........................................        ($2.9)       ($11.9)
                                                   ============= =============
Preferred stock dividends accrued.................         --             1.4
                                                   ------------- -------------
Net loss attributable to common stockholders......        ($2.9)       ($13.3)
                                                   ============= =============
Basic and diluted net income per share............       ($0.10)
                                                   =============
Weighted-average shares used in computing
  basic and diluted net income per share..........         28.7
                                                   =============

-----------------
(1) Excludes contractual interest of $2.1 in the period ended March 31, 2002 no recorded during reorganization.

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                         Sucessor Company
                                                     -----------------------
                                                      Mar. 31,    Dec. 31,
                                                        2003        2002
                                                     ----------- -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.........................      $23.0       $29.4
  Accounts receivable, less allowance for doubtful
    accounts of $0.3 at March 31, 2003, $0.5 at
    December 31, 2002...............................       12.3        10.8
  Inventories.......................................        9.8        10.6
  Prepaid expenses and other current assets.........        3.3         3.4
                                                     ----------- -----------
          Total current assets......................       48.4        54.2
                                                     ----------- -----------

MOD III assets held for sale........................       30.0        30.0
Net property, plant and equipment...................       20.9        21.9
Goodwill............................................       34.6        34.6
Intangible assets, net..............................       16.6        18.3
Other assets........................................        9.5         9.8
                                                     ----------- -----------
                                                         $160.0      $168.8
                                                     =========== ===========
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'EQUITY
Current liabilities:
  Short-term debt...................................       $5.0        $6.9
  Accounts payable..................................       11.5        10.2
  Income taxes payable..............................        0.9       --
  Accrued compensation and employee benefits........        3.5         7.4
  Other accrued liabilities.........................        2.7         3.2
  Deferred income on shipments to distributors......        6.5         7.4
                                                     ----------- -----------
          Total current liabilities.................       30.1        35.1
                                                     ----------- -----------

Deferred income taxes...............................       21.1        22.4
Other non-current tax liabilities...................       14.5        14.5
                                                     ----------- -----------
          Total liabilities.........................       65.7        72.0
                                                     ----------- -----------

Minority interest in MOD III assets.................       30.0        30.0

Stockholders' equity:
  Common Stock......................................        0.3         0.3
  Additional paid-in capital........................       97.0        97.1
  Deferred stock compensation.......................       (4.1)       (4.6)
  Accumulated deficit...............................      (28.9)      (26.0)
                                                     ----------- -----------
          Total stockholders' equity................       64.3        66.8
                                                     ----------- -----------
Total liabilities and stockholders' equity..........     $160.0      $168.8
                                                     =========== ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                               Sucessor     Predecessor
                                                                Company       Company
                                                             ------------- -------------
                                                             Three Months  Three Months
                                                                 Ended         Ended
                                                               March 31,     March 31,
                                                                 2003          2002
                                                             ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................        ($2.9)       ($11.9)
Adjustments to reconcile net income (loss) to cash
     used by operating activities:
     Amortization of fresh-start intangible assets..........          1.7          --
     Depreciation and other amortization....................          1.5           1.9
     Impairment of long lived assets........................          0.2           2.5
     Stock-based compensation...............................          0.4           0.1
Changes in assets and liabilities:
     Accounts receivable....................................         (1.5)          0.5
     Inventories............................................          0.8           2.7
     Prepaid expenses and other current and
       noncurrent assets....................................          0.4          (0.4)
     Accounts payable.......................................          1.3          (0.2)
     Accrued compensation and employee benefits.............         (3.9)         (1.7)
     Liabilities subject to compromise......................         --             6.1
     Other accrued  liabilities, deferred income on
       shipments to distributors and deferred income
       taxes................................................         (1.8)         (6.9)
                                                             ------------- -------------
        Net cash used by operations before reorganization
           items............................................         (3.8)         (7.3)
Reorganization items - professional fees paid...............         --            (2.2)
                                                             ------------- -------------
        Net cash used by operating activities...............         (3.8)         (9.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................         (0.7)         (0.9)
                                                             ------------- -------------
        Cash used by investing activities...................         (0.7)         (0.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of short-term debt............................         (1.9)         (2.8)
                                                             ------------- -------------
        Cash used by financing activities...................         (1.9)         (2.8)
                                                             ------------- -------------
Decrease in cash and cash equivalents.......................         (6.4)        (13.2)
Cash and cash equivalents at beginning of period............         29.4          30.7
                                                             ------------- -------------
Cash and cash equivalents at end of period..................        $23.0         $17.5
                                                             ============= =============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2002 Annual Report filed on Form 10-K Commission File Number 333-98529 for the fiscal year ended December 31, 2002, filed on April 1, 2003.

ZiLOG's interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG's interim periods end on Sunday except for the last fiscal period of each year which ends on December 31. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

A black line has been drawn between the accompanying financial statements to distinguish, for accounting purposes, between the Successor Company and the Predecessor Company. Our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2002 and March 31, 2003 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001, due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in- process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. Details of the events associated with the May 2002 reorganization are included in the Company's 2002 Annual Report on Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to OEM customers is recognized upon transfer of legal title, which occurs at time of shipment or upon delivery to the customer, depending upon the FOB terms. Revenue on these sales is reported net of appropriate allowances for returns and warranty costs which are recorded at the time of revenue recognition and represent the Company's only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as "Deferred income on shipments to distributors."

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives ranging from 5 to 10 years.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                                Current        Brand
                                              Technology       Name         Total
                                             ------------- ------------- -----------
Gross carrying amount.......................        $17.0          $9.2       $26.2
Accumulated amortization....................          8.2           1.4         9.6
                                             ------------- ------------- -----------
Book value March 31, 2003...................         $8.8          $7.8       $16.6
                                             ============= ============= ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                        Current        Brand         Total
           Year        Technology       Name      Amortization
      -------------- -------------- ------------ --------------
           2003               $4.1         $1.0           $5.1
           2004                2.9          1.3            4.2
           2005                1.1          1.1            2.2
           2006                0.4          1.0            1.4
           2007                0.2          0.8            1.0
        Thereafter             0.1          2.6            2.7
                     -------------- ------------ --------------
          Total               $8.8         $7.8          $16.6
                     ============== ============ ==============

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of March 31, 2003, there were no individual customers with net accounts receivable comprising more than 10% of total net accounts receivable.

Stock-based Compensation. The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25", issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock- Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described above. The Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and pro forma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions):

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               Mar. 31,      Mar. 31,
                                                 2003          2002
                                             ------------- -------------
Net loss as reported........................        ($2.9)       ($11.9)
Add stock-based employee compensation
    expense included in reported net
    loss, net of tax........................          0.4           0.1
Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all rewards, net of tax.................         (0.3)         (0.2)
                                             ------------- -------------
Pro forma net loss..........................        ($2.8)       ($12.0)
                                             ============= =============

The fair value of options granted in 2002 and 2003 under the 2002 Omnibus Stock Incentive Plan were estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               Mar. 31,      Mar. 31,
                                                 2003          2002
                                             ------------- -------------
Annual average risk free interest rate......          3.0%          3.0%
Estimated life in years.....................            5             5
Dividend yield..............................          0.0%          0.0%
Volatility..................................         89.9%          N/A

Adoption of Accounting Standards. In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and will be effective in the third quarter of 2003 for variable interest entities created before February 1, 2003. The Company is reviewing the provisions of the Interpretation and complies with the disclosure requirements, but does not expect the Interpretation to have a material impact on the Company's financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. ZiLOG adopted this statement for exit and/or disposal activities initiated on or after May 1, 2002.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can change in the short-term. Inventories, net of provisions, consist of the following (in millions):

                                             Mar. 31,      Dec. 31,
                                               2003          2002
                                           ------------- -------------
     Raw materials........................         $0.4          $0.5
     Work-in-process......................          7.1           7.5
     Finished goods.......................          2.3           2.6
                                           ------------- -------------
                                                   $9.8         $10.6
                                           ============= =============

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges are as follows (in millions):

                                             Sucessor     Predecessor
                                              Company       Company
                                           ------------- -------------
                                           Three Months  Three Months
                                               Ended         Ended
                                             Mar. 31,      Mar. 31,
                                               2003          2002
                                           ------------- -------------
Asset impairments:
   Austin Texas assets....................      $ --             $1.7
   Internal use software..................        --              0.8
   Nampa, Idaho assets....................          0.2         --
Restructuring of operations:
   Employee severance and
     termination benefits.................          0.6           1.2
   MOD III closure costs..................          0.3           1.9
Professional fees for debt
   restructuring..........................          0.2         --
                                           ------------- -------------
                                                   $1.3          $5.6
                                           ============= =============

The following table summarizes activity in accrued special charges (in millions) which is included in other accrued liabilities in the condensed consolidated balance sheet:

                                                           Severance and   MOD III
                                                            Termination    Closure       Debt
                                                 Total       Benefits       Costs    Restructuring
                                             ------------- ------------- ----------- ------------
    Balance at December 31, 2002............         $0.6          $0.5        $0.1        $ --
    Total charge to special charges.........         $1.1           0.6         0.3          0.2
    Cash paid...............................        ($1.5)         (1.1)       (0.4)         --
                                             ------------- ------------- ----------- ------------
    Balance at March 31, 2003...............         $0.2        $ --          $ --         $0.2
                                             ============= ============= =========== ============

During the first quarter of 2003, computer equipment with a net book value of $0.2 million was retired in connection with an information system upgrade that included new equipment purchases. The redundant equipment was written-off to special charges.

Restructuring of operations during the three-month period ended March 31, 2003 included severance and termination benefits of $0.6 million related to a reduction-in-force at the Company's Nampa, Idaho manufacturing plant affecting approximately 56 employees who were terminated during the quarter. Approximately $0.3 million of special charges for the period relate to post- closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance, and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.2 million of special charges during the first quarter of 2003 relate to third-party professional service fees for legal and financial advisors associated with actions required to be taken as a result of the Company's May, 2002 debt and equity restructuring activities.

In connection with the closure of the Company's Austin, Texas design center in the first quarter of 2002, furniture, fixtures, and equipment with a book value of approximately $1.7 million were surrendered to the lessor in partial exchange for lease termination considerations. Also in connection with this action and the streamlining of ZiLOG's sales force, severance and termination benefits of approximately $1.2 million were paid in the first quarter of 2002. Approximately $0.8 million of computer aided design software was impaired in the first quarter of 2002 as a result of the Company's decision to cancel development of its Cartezian family of 32-bit RISC microprocessors focused on network routing and associated data packeting technologies. Additionally, $1.9 million of special charges incurred during the first quarter of 2002 relate to the closure of the MOD III eight-inch wafer fabrication facility in Idaho. These costs include relocation of production activities to alternative manufacturing sites and the closure of the MOD III facility.

In addition, professional fees of $3.8 million for debt restructuring were recorded as reorganization items during the entire duration of the Company's Chapter 11 proceedings.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Prior to the consummation of the Company's reorganization, there were two reportable business segments called communications and embedded control. The prior reporting structure was based on a previous operating and reporting organization that was focused largely on development of new products targeted on the communications and networking sectors. ZiLOG is now organized and focused on its core business, which is based on 8-bit micrologic product solutions. The Company operates in one reporting segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. ZiLOG has two broad business lines called embedded control and standard products. The following table represents the Net Sales by business line for each for the periods indicated (dollars in millions):

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               March 31,     March 31,
                  Products                       2003          2002
-------------------------------------------- ------------- --------------
Embedded control products
    Core 8-bit Microcontrollers and
    microprocessors.........................        $18.4         $23.2

Standard Products
    Serial Communications Controllers.......          3.4           3.7
    Modems..................................          0.4           3.7
    IrDA transceivers.......................          0.6           0.3
    Television, PC peripheral products
       and foundry services.................          2.4           5.1
                                             ------------- -------------
Net sales...................................        $25.2         $36.0
                                             ============= =============

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               March 31,     March 31,
                                                 2003          2002
                                             ------------- -------------
Net sales by region:
Americas....................................        $13.8         $19.8
Asia........................................          7.3          10.9
Europe......................................          4.1           5.3
                                             ------------- -------------
   Total....................................        $25.2         $36.0
                                             ============= =============

Net sales by channel:
OEM.........................................        $13.1         $19.9
Distributor.................................         12.1          16.1
                                             ------------- -------------
   Total....................................        $25.2         $36.0
                                             ============= =============

Major customers: During the three months ended March 31, 2003, two customers, Future Electronics, Inc. and Thomson Consumer Electronics accounted for approximately 20.1% and 10.4% of net sales, respectively. During the three months ended March 31, 2002, one customer, Pioneer-Standard Electronics accounted for approximately 10% of net sales.

NOTE 6. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At March 31, 2003, the Company had borrowings outstanding of $5.0 million at a LIBOR-based rate of 3.9% and had additional borrowing capacity available of $0.8 million. The Facility is scheduled to mature on May 13, 2005. As of March 31, 2003, the Company had $0.2 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio only if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 7. CONTINGENCIES

On July 29, 1996, ZiLOG filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, the Company sought a declaration that its former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify it in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in Ko v. ZiLOG. ZiLOG's complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against the Company, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. On February 26, 2002, ZiLOG agreed to pay $300,000 to fully settle these lawsuits.

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

NOTE 8. INCOME TAXES

The Company's provision for income taxes during the three-month periods ended March 31, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which the Company was profitable as well as foreign withholding taxes and state minimum taxes.

In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, the Company generated significant income for book and tax purposes. The taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of the Company's non- current assets. Deferred tax liabilities were recorded in the year ended December 31, 2002 and reflect the net tax effect of assets that have a book basis in excess of their tax basis. For the three months ended March 31, 2003 deferred tax liabilities of approximately $0.9 million were reclassified to current income taxes payable to reflect estimated taxes payable for U.S. Federal and State taxes based on taxable income generated during the three-month period ended March 31, 2003.

NOTE 9. MINORITY INTEREST

Minority interest of approximately $30.0 million is recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale. The Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition subsequent to its closure and prior to transfer of title.

NOTE 10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                             Sucessor
                                              Company
                                           -------------
                                              Three
                                              Months
                                               Ended
                                             March 31,
                                               2003
                                           -------------
Net loss..................................        ($2.9)
                                           =============
Weighted-average shares outstanding.......         29.8
Less: Weighted-average shares subject
   to repurchase..........................          1.1
                                           -------------
Weighted-average shares used in
   computing basic and diluted
   net loss per share.....................         28.7
                                           -------------
Basic and diluted net loss per
   share..................................       ($0.10)
                                           =============

At March 31, 2003, options to purchase approximately 2.3 million shares of common stock at a weighted-average exercise price of $2.81 were excluded from the determination of diluted net loss per share, as the effect of such shares are anti-dilutive. At March 31, 2003, there were 29.8 million common shares issued and outstanding.

NOTE 11. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three-month periods ended March 31, 2003 or March 31, 2002.

NOTE 12. SUBSEQUENT EVENT

Stock Repurchase Program: On April 17, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock.

The Company's common stock trades on the OTC bulletin board with a ticker symbol of ZiLG. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company.

On May 1, 2003, the Company repurchased 250,000 shares at $2.00 per share. These shares will be reflected in the financial statements of the Company as treasury stock in the period ending June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this annual report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month periods ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the section entitled the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2002 annual report on form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA as a measure of liquidity in our filings with the Securities and Exchange Commission investor conference calls. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. However, for ease of reading our financial reports, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year, which ends on December 31 of each year.

2002 Financial Restructuring and Reorganization

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol "ZLG." On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction, we issued $280.0 million of registered senior secured notes and we ceased having publicly traded equity. Since 2000, our business and financial growth had been negatively affected by the extremely difficult business climate in which we have been operating. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of our senior notes.

During the course of discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.'s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, but for financial reporting purposes we use May 1, 2002, as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company."

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

On May 1, 2002, we adopted "fresh-start" reporting prescribed by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," or SOP 90-7. Fresh-start reporting was appropriate because our former noteholders received substantially all of our new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

Critical Accounting Policies

We believe our critical accounting policies are as follows:

  fresh-start reporting;
  estimating sales returns and allowances;
  estimating allowance for doubtful accounts;
  estimating write-downs of excess and obsolete inventories; and
  asset impairments.

On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, inventory write-downs and asset impairments. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. A brief description of each of these policies is set forth below.

Fresh-start reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Freres & Co., LLC, and in reliance upon various valuation methods, and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million. This estimate of equity value was derived from a weighted average of three valuations results based on comparable public company, precedent transaction and discounted cash flow analyses. For the purposes of the comparable public company analysis, Lazard analyzed the trading multiples of numerous public companies in the semiconductor industry, including Semtech, Globespan and Mitel, amongst others. The comparable public company analysis yielded a valuation range of $70 - $87 million; Lazard weighted this analysis 35% in its estimated valuation. The precedent transaction analysis yielded a valuation range of $88 - $109 million; Lazard weighted this analysis 30% in its estimated valuation. The discounted cash flow analysis yielded a valuation range of $82 - $106 million; Lazard weighted this analysis 35% in its estimated valuation. These valuations were based on the underlying assumptions and limitations set forth in their report. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.

In connection with the overall revaluation of the company, described above, we recorded increases in the carrying value of our assets of $83.7 million to reflect the fair value of those assets under SOP 90-7. These increases in the carrying value of our intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. These increases in carrying value of our tangible assets were based on physical inspections and written appraisals that included market data and cost approaches. Results would have varied under different assumptions or conditions.

Estimating sales returns and allowances. Our net sales from OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. Then we evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues and accounts receivable could be adversely affected.

Allowance for doubtful accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our selling, general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider the aging of our accounts receivable, historical bad debts, customer concentrations, and customer credit-worthiness and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write-offs. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating write-downs of excess and obsolete inventories. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. Write- offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We expect to perform the annual impairment test for goodwill in the third quarter of each year, unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Reporting Segments

Beginning in May 2002, we consolidated our business segments into one reportable segment to reflect the manner in which our chief operating decision- maker allocates resources and assesses the performance of our business.

Period Comparisons

Our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2002 and March 31, 2003 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001, due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared results of our predecessor and successor company's operations for the three months ended March 31, 2003 to the predecessor company's results for the three months ended March 31,2002.

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars and as a percentage of total net sales for each period indicated, as follows (in millions):

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               March 31,     March 31,
                                                 2003          2002
                                             ------------- -------------
Net sales by region:
Americas....................................        $13.8         $19.8
Asia........................................          7.3          10.9
Europe......................................          4.1           5.3
                                             ------------- -------------
   Total....................................        $25.2         $36.0
                                             ============= =============

Net sales by channel:
OEM.........................................        $13.1         $19.9
Distributor.................................         12.1          16.1
                                             ------------- -------------
   Total....................................        $25.2         $36.0
                                             ============= =============

Net sales by busines line:
Embedded control............................        $18.4         $23.2
Standard Products...........................          6.8          12.8
                                             ------------- -------------
   Total....................................        $25.2         $36.0
                                             ============= =============

During the past two years, we have implemented a series of business restructuring programs aimed at refocusing on our core 8-bit micrologic product portfolio. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished $280.0 in million principal value of our 9.5% Senior Secured Notes due 2005, which required $13.3 million in interest payments each March 15 and September 15.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales. Overall, similar to the semiconductor industry as a whole, we have experienced reduction in demand for many of our products that has persisted into the first quarter of 2003. Our net sales of $25.2 million in the three months ended March 31, 2003 represents a decrease of 30% from net sales of $36.0 million in the same period of 2002.

Net sales of our embedded control products declined 21% to $18.4 million in the three months ended March 31, 2003 compared to $23.2 million in the three months ended March 31, 2002. This decrease reflects lower unit shipments in both our microprocessor and microcontroller product families. The decline reflects the overall lower market demand as well as continued conversion of our older Z80 microprocessors and Z8 microcontrollers to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8 Encore! and eZ80 Acclaim! products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets.

Net sales of our standard products for the three months ended March 31, 2003 decreased $6.0 million or 47% to $6.8 million from $12.8 million in the same period of 2002. This decrease reflects:

  a $3.3 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware driven solution to an internally developed software operated modem. This customer accounted for $7.2 million of sales in 2002. We expect minimal net sales from this customer with respect to modems in 2003; and
  a $2.7 million decrease in net sales of our de-emphasized television products and peripheral products. These products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated to alternative solutions.

Gross Margin. Our cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 41% in the three months ended March 31, 2003, down from 44% in the same period of 2002. During the first quarter of 2003 our gross margin was adversely impacted by underutilization of our MOD II wafer manufacturing facility, reflecting lower demand for wafer capacity consistent with our decline in net sales. We have continued to rationalize our manufacturing cost structure in response to these lower demand requirements, which included a reduction in force of approximately 55 positions in our MOD II facility in February 2003. We continue to purchase our wafer requirements for 0.35 micron wafer technologies from our foundry partners primarily in Taiwan including our new embedded flash based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses. Research and development expenses were $3.9 million in the three months ended March 31, 2003, reflecting a 25% decrease from the $5.2 million of research and development expenses reported in the three months ended March 31, 2002. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions in connection with the closing of our Austin, Texas design center and the related termination of all product development activities in connection with our CarteZian line of 32-bit network communications microprocessors. Subsequent to January 2002, the primary focus of our research and development has been product design efforts relating to our Z8Encore! and eZ80Acclaim! flash-memory enabled microcontrollers offered in our core micrologic business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6.2 million in the three months ended March 31, 2003 from $8.1 million in the three months ended March 31, 2002. The decrease in our selling, general and administrative spending reflects lower payroll-related costs as a result of lower headcount and reduced incentive compensation and commissions commensurate with lower sales levels.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                             Sucessor     Predecessor
                                              Company       Company
                                           ------------- -------------
                                           Three Months  Three Months
                                               Ended         Ended
                                             Mar. 31,      Mar. 31,
                                               2003          2002
                                           ------------- -------------
Asset impairments:
   Austin Texas assets....................      $ --             $1.7
   Internal use software..................        --              0.8
   Nampa, Idaho assets....................          0.2         --
                                           ------------- -------------
                                                    0.2           2.5
                                           ------------- -------------
Restructuring of operations:
   Employee severance and
     termination benefits.................          0.6           1.2
   MOD III closure costs..................          0.3           1.9
                                           ------------- -------------
                                                    0.9           3.1
                                           ------------- -------------
Professional fees for debt
   restructuring..........................          0.2         --
                                           ------------- -------------
                                                   $1.3          $5.6
                                           ============= =============

The following table summarizes activity in accrued special charges (in millions):

                                                           Severance and   MOD III
                                                            Termination    Closure       Debt
                                                 Total       Benefits       Costs    Restructuring
                                             ------------- ------------- ----------- ------------
    Balance at December 31, 2002............         $0.6          $0.5        $0.1        $ --
    Total charge to special charges.........         $1.1           0.6         0.3          0.2
    Cash paid...............................        ($1.5)         (1.1)       (0.4)         --
                                             ------------- ------------- ----------- ------------
    Balance at March 31, 2003...............         $0.2        $ --          $ --         $0.2
                                             ============= ============= =========== ============

During the three months ended March 31, 2003, special charges totaled $1.3 million, which was comprised of $0.9 million of restructuring of operations expenses, asset impairments of $0.2 million and professional fees of $0.2 million. The restructuring of operations relates to severance and benefit costs in connection with the reduction of approximately 56 positions that were eliminated during the quarter in our MOD II wafer fabrication facility and the ongoing costs of maintaining our MOD III facility which is being held for sale.

During the three months ended March 31, 2002, special charges totaled $5.6 million, which were comprised of $2.5 million of asset impairments and $3.1 million of restructuring of operations expenses. In connection with the closure of our Austin, Texas design center in the first quarter of 2002, we surrendered to the lessor in partial exchange for lease termination considerations, furniture, fixtures and equipment with a book value of approximately $1.7 million. Also in connection with this action and the streamlining of our sales force, we paid severance and termination benefits of approximately $1.2 million in the first quarter of 2002. Approximately $0.8 million of computer aided design software was impaired in the first quarter of 2002 as a result of our decision to cancel development of the Cartezian family of 32-bit RISC microprocessors. Additionally, we incurred $1.9 million in special charges during the first quarter of 2002 associated with the closure of our Mod III eight-inch wafer fabrication facility in Idaho. These charges included the costs of relocation of production to alternative manufacturing sites and the closure of the facility.

Stock-Based Compensation. We classify stock-based compensation within the various operating expenses to which it relates, principally selling, general and administrative expense. Compensation expense for employee stock awards and in-the-money stock option grants are measured on the grant date. Compensation expense is recognized over the vesting period for options or over the periods that the restrictions lapse for restricted stock.

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives ranging from 5 to 10 years.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                                Current        Brand
                                              Technology       Name         Total
                                             ------------- ------------- -----------
Gross carrying amount.......................        $17.0          $9.2       $26.2
Accumulated amortization....................          8.2           1.4         9.6
                                             ------------- ------------- -----------
Book value March 31, 2003...................         $8.8          $7.8       $16.6
                                             ============= ============= ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                        Current        Brand         Total
           Year        Technology       Name      Amortization
      -------------- -------------- ------------ --------------
           2003               $4.1         $1.0           $5.1
           2004                2.9          1.3            4.2
           2005                1.1          1.1            2.2
           2006                0.4          1.0            1.4
           2007                0.2          0.8            1.0
        Thereafter             0.1          2.6            2.7
                     -------------- ------------ --------------
          Total               $8.8         $7.8          $16.6
                     ============== ============ ==============

Interest Expense. In the first quarter of 2002, our interest expense was primarily accrued in connection with our 9.5% senior secured notes payable, which notes and accrued interest were extinguished in connection with our reorganization effective May 13, 2002.

Income Taxes. Our provision for income taxes during the three-month periods ended March 31, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of our non-current assets. Deferred tax liabilities were recorded in the year ended December 31, 2002 and reflect the net tax effect of our assets that have a book basis in excess of their tax basis. For the three months ended March 31, 2003 deferred tax liabilities of approximately $0.9 million were reclassified to current income taxes payable to reflect our estimated taxes payable for U.S. Federal and State taxes based on taxable income generated during the three-month period ended March 31, 2003.

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

Upon emergence from bankruptcy, we entered into a new credit facility with the same commercial lender as our previous credit facility. The new facility is a three-year $15.0 million senior secured revolving credit facility. The new facility is on substantially similar terms as our previous revolving credit facility, except that borrowings bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of December 31, 2002 was 4.4%. The previous revolving credit facility and capital expenditure line was cancelled. As of March 31, 2003, we had outstanding borrowings of $5.0 million and standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. If we decide to pay the necessary fee to qualify certain foreign accounts receivable in our borrowing base, we could borrow up to an additional $2.6 million under our revolving credit facility as of March 31, 2003.

We are subject to certain financial covenants under this facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

At March 31, 2003, we had cash and cash equivalents of $23.0 million, compared to $29.4 million at December 31, 2002. Cash used by operating activities was $3.8 million for the three months ended March 31, 2003, compared to $9.5 million of cash used by operating activities in the first quarter of 2002.

During the three-month period ended March 31, 2003, cash used by operating activities of $3.8 million primarily reflects our net loss of $2.9 million offset by non-cash charges of $3.8 million. Non-cash charges include $1.7 million for amortization of Fresh Start Intangible assets, $1.5 million in depreciation and other amortization charges, impairment of long lived assets of $0.2 million and stock-based compensation expense of $0.4 million. The primary use of cash for operating activities was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to prior quarter accrued special charges of $0.5 million; and
  payment of vacation accruals reflecting shut-downs and mandatory time-off taken by employees during the quarter totaling $0.7 million.

The use of cash by operating activities in the first quarter of 2002 primarily reflects our net loss of $11.9 million, adjusted for depreciation and amortization of $1.9 million. During the three-month period ended March 31, 2002, our significant use of operating cash included cash payments for special charges of $10.1 million.

Cash used by investing activities was $0.7 million and $0.9 million for the three-month periods ended March 31, 2003 and 2002, respectively. Cash used for investing activities in both the 2003 and 2002 first quarter periods reflects capital expenditures.

Cash used by financing activities was $1.9 million and $2.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. Cash used for financing activities in both periods reflects repayments of borrowings under our revolving line of credit.

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. These figures reflect our net income adjustment for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. EBITDA is presented because management uses EBITDA as a measure of cash earnings for budgeting and financial performance measurement. Adjusted EBITDA is presented because it is a defined measure for determining employee incentive compensation and potentially for acceleration of certain stock option vesting.

The differences between the EBITDA figures below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

  Employee retention bonuses, severance pay and termination benefits;
  Professional fees for debt restructuring;
  Lease termination costs;
  Termination and exit charges, and
  MOD III closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                               Sucessor     Predecessor
                                                Company       Company
                                             ------------- -------------
                                             Three Months  Three Months
                                                 Ended         Ended
                                               March 31,     March 31,
                                                 2003          2002
                                             ------------- -------------
Reconciliation of cash used by operations
   to EBITDA:
   Cash flow from operations................        ($3.8)        ($9.5)
   Interest paid............................          0.1           0.1
   Income taxes paid........................          0.1           0.1
   Change in operating assets and
      liabilities...........................          4.6           6.9
                                             ------------- -------------
EBITDA......................................         $1.0         ($2.4)
                                             ============= =============

Our cash needs for 2003 include working capital, professional fees in connection with the finalization of our registration statement on Form S-1 and capital expenditures. In March 2003, we announced and completed a further restructuring of our MOD II wafer fabrication operations that resulted in the elimination of approximately 55 positions and cost approximately $0.6 million in severance benefits. This action was intended to more closely align our production output capacity with current customer demand. The 2003 business climate is expected to continue to be difficult. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2003 capital expenditures will total approximately $2.0 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations. Additionally, the Company has used approximately $0.5 million in cash to repurchase 250,000 shares of stock during the current quarter. Further cash may be used for stock repurchases in the future in accordance with the program approved by the Board of Directors although the maximum number of shares that may be repurchased is one million.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods included in these financial statements.

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our previously de-emphasized products. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and will be effective in the third quarter of 2003 for variable interest entities created before February 1, 2003. The Company is reviewing the provisions of the Interpretation and complies with the disclosure requirements, but does not expect the Interpretation to have a material impact on the Company's financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We adopted this statement for exit and/or disposal activities initiated on or after May 1, 2002.

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

In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of March 31, 2003, we had additional borrowing capacity of $0.8 million under this facility. This credit facility is scheduled to expire on May 13, 2005, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

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

  our ability to introduce and sell new products and technologies on a timely basis, such as our eZ80 and Z8 product families and extensions of these product families;
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

We have a history of losses including for the three-month period ended March 31, 2003 and for each of the years in the five-year period ended December 31, 2002, excluding the accounting effects of our reorganization. If our new business plan is not successful, we may not be profitable in the future.

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

The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to our business. Further terrorists acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, our freight carriers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Escalated tensions between India and Pakistan particularly pose an increased risk to our design operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

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

Approximately 66% of our net sales for the three-month period ended March 31, 2003 were made to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

In September 2002, we announced our intention to terminate our existing relationship with our Pioneer Standard, our full-service distributor in North America. We completed the termination of our relationship with Pioneer Standard in the fourth quarter of 2002. For the year ended December 31, 2002, Pioneer Standard purchased approximately $17.9 million of our products. In their place, we have franchised Future Electronics as our sole exclusive full-service distributor in North America. For three months ended March 31, 2003, Future Electronics purchased approximately $5.1 million of our products. We expect that Future Electronics will take over the majority of the business that we previously conducted with Pioneer Standard, but this transition may not occur smoothly. Pioneer Standard may try to direct their customers to purchase competing products instead of ours. Other customers may not wish to transfer their business to Future Electronics. As a result, we may lose some of the business that we used to sell through our prior distributor, which could harm our operating results materially. Future Electronics also distributes products of our competitors that may directly compete with our product offerings. If Future electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers and distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products and these third-party distributors accounted for approximately 44% of our net sales for the year ended December 31, 2002 and 48% of our net sales for the three month period ended March 31, 2003. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers, including our distributors, accounted for approximately 54% of our net sales for the year ended December 31, 2002, and 61% of our net sales for the three month period ended March 31, 2003. Future Electronics, Inc. and Thompson Conumer Electronics accounted for approximately 20% and 10% of our net sales for the three-month period ended March 31, 2003. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

Changes in technologies or consumption patterns could reduce the demand for our products

As a result of technological changes, from time to time our customers design our products out of some devices. Any resulting decreased sales could reduce our profitability. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, to approximately $2.4 million for the year ended December 31, 2002 and to approximately $0.4 million for the three month period ended March 31, 2003. These reduced sales due to design changes have harmed us in the past and additional design changes could harm our operating results in the future.

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

In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we will make grants of stock options on each of May 13, 2003, and restricted stock grants on May 13, 2004 and May 13, 2005. We intended to loan Mr. Thorburn the funds to pay the income taxes due with respect to these grants, as we have done with other employees that received grants of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oaxley Act of 2002, which prohibits these loans. As a result of this development, we have converted Mr. Thorburn's May 13, 2003 restricted stock grant to stock options and will need to revisit the terms of our employment arrangement with Mr. Thorburn. There can be no assurance that we will be able to reach a mutually satisfactory arrangement.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Recently enacted and proposed changes in securities laws regulations will increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, NASDAQ has proposed revisions to its requirements for companies such as us that are OTCBB-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or more costly. We also expect that these new rules and regulations may make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Risks Related to Our Capital Structure

The agreements governing our credit facility may limit our ability to finance future operations or capial needs or engage in business activities that may be in our interest.

The terms of our credit facility contain restrictive covenants that may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

  dispose of assets;
  incur additional debt;
  prepay other debts or amend some debt instruments;
  pay dividends or repurchase stock;
  create liens on assets;
  enter into sale-leaseback transactions;
  make investments, loans or advances;
  make acquisitions or engage in mergers or consolidations;
  change the business activities conducted by us or our subsidiaries;
  make capital expenditures or engage in specific transactions with affiliates; and
  otherwise restrict corporate activities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2003, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of March 31, 2003 (dollars in millions):

                                                     Carrying
                                                       Value      Fair Value
                                                   ------------- -------------
Cash Equivalents:
  Fixed rate .....................................        $19.3         $19.3
  Average interest rate ..........................         0.98%      --

Short Term Debt:
  Variable-rate debt..............................         $5.0          $5.0
  Interest rate...................................          3.9%      --

Item 4. Controls and Procedures

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

b) Reports on Form 8-K:

  On April 23, 2003, ZiLOG, Inc. filed a Current Report on Form 8-K announcing a stock repurchase program.
  On April 24, 2003, ZiLOG, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Perry J. Grace

Perry J. Grace

Vice President and Chief Financial Officer