Form 10-Q
period 2003-06-30
ZILOG INC
filed 2003-08-13
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

The Company has voluntarily filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months in accordance with terms agreed to in its previous indenture and its plan of reorganization, although it has been subject to mandatory filing requirements for less than 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ]    NO [X]

As of July 31, 2003, there were 29,160,045 shares of the Company's Common Stock, $.01 par value outstanding.

This Report on Form 10-Q and other oral and written statements we make contain and incorporate forward-looking statements regarding future events and our plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect," "anticipate," "believe," "may," "will," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Although we believe our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, express or implied, by the forward-looking statements contained in this report. Factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially reasonable quality and prices; under-absorption of manufacturing costs in our wafer fabrication facility from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; and those factors discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," as well as those discussed elsewhere in this Report and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. We caution the reader not to place undue reliance on the forward-looking statements contained herein, which reflect our position as of the date of this report. We undertake no obligation to publicly release updates or revisions to these statements.

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG and Z80, Z8Encore!® and eZ80Acclaim!™ are registered trademarks of ZiLOG, Inc.

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2003, two months ended June 30, 2002 and one month ended April 30, 2002	**

Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2003, two months ended June 30, 2002 and four momnths ended April 30, 2002	**

Unaudited Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	**

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003, two months ended June 30, 2002 and four months ended April 30, 2002	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                                             Predecessor
                                                        Successor Company      Company
                                                   ------------------------- -----------
                                                   Three Months  Two Months   One Month
                                                      Ended        Ended        Ended
                                                     June 30,     June 30,    April 30,
                                                       2003         2002        2002
                                                   ------------ ------------ -----------
Net sales.........................................       $25.7        $28.1       $10.0
Cost of sales.....................................        13.7         15.5         5.8
Cost of sales - fresh-start inventory
   adjustment.....................................       --             3.9        --
                                                   ------------ ------------ -----------
Gross margin......................................        12.0          8.7         4.2

Operating expenses:
   Research and development.......................         4.7          3.2         1.5
   Selling, general and administrative............         7.1          7.2         2.7
   Special charges and reorganization items.......         0.5          0.3         1.2
   Amortization of intangible assets..............         1.7          2.0        --
   In-process research and development............       --            18.7        --
                                                   ------------ ------------ -----------
     Total operating expenses.....................        14.0         31.4         5.4
                                                   ------------ ------------ -----------
Operating loss....................................        (2.0)       (22.7)       (1.2)

Other income (expense):
   Fresh-start adjustments........................       --           --           83.7
   Net gain on discharge of debt..................       --           --          205.7
   Interest expense (1)...........................        (0.1)        (0.2)       (0.1)
   Other, net.....................................         0.2          0.1        --
                                                   ------------ ------------ -----------
Income (loss) before reorganization items and
   provision for income taxes.....................        (1.9)       (22.8)      288.1
Reorganization items..............................       --           --            0.3
Provision for income taxes........................         0.1          0.6          --
                                                   ------------ ------------ -----------
Net income (loss).................................       ($2.0)      ($23.4)     $287.8
                                                   ============ ============ ===========
Preferred stock dividends accrued.................       --           --            0.5
                                                   ------------ ------------ -----------
Net income (loss) attributable to common
  stockholders....................................       ($2.0)      ($23.4)     $287.3
                                                   ============ ============ ===========
Basic and diluted net loss per share..............      ($0.07)      ($0.82)
                                                   ============ ============
Weighted-average shares used in computing
  basic and diluted net loss per share............        28.7         28.5
                                                   ============ ============
------------------------------------
   (1) Excludes contractual interest of $2.1 million in the one month ended April 30,
       2000 not recorded during reorganization.

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                                             Predecessor
                                                        Successor Company      Company
                                                   ------------------------- -----------
                                                    Six Months   Two Months  Four Months
                                                      Ended        Ended        Ended
                                                     June 30,     June 30,    April 30,
                                                       2003         2002        2002
                                                   ------------ ------------ -----------
Net sales.........................................       $50.9        $28.1       $46.0
Cost of sales.....................................       $28.6         15.5        26.1
Cost of sales - fresh-start inventory
   adjustment.....................................       --             3.9        --
                                                   ------------ ------------ -----------
Gross margin......................................        22.3          8.7        19.9

Operating expenses:
   Research and development.......................         8.6          3.2         6.8
   Selling, general and administrative............        13.3          7.2        10.8
   Special charges and reorganization items.......         1.8          0.3         6.9
   Amortization of intangible assets..............         3.4          2.0        --
   In-process research and development............       --            18.7        --
                                                   ------------ ------------ -----------
     Total operating expenses.....................        27.1         31.4        24.5
                                                   ------------ ------------ -----------
Operating loss....................................        (4.8)       (22.7)       (4.6)
                                                   ------------ ------------ -----------
Other income (expense):
   Fresh-start adjustments........................       --           --           83.7
   Net gain on discharge of debt..................       --           --          205.7
   Interest income................................         0.1        --            0.1
   Interest expense (1)...........................        (0.2)        (0.2)       (5.0)
   Other, net.....................................         0.2          0.1         0.1
                                                   ------------ ------------ -----------
Income (loss) before reorganization items and
   provision for income taxes.....................        (4.7)       (22.8)      280.0
Reorganization items..............................       --           --            4.0
Provision for income taxes........................         0.2          0.6         0.1
                                                   ------------ ------------ -----------
Net income (loss).................................       ($4.9)      ($23.4)     $275.9
                                                   ============ ============ ===========
Preferred stock dividends accrued.................       --           --            1.9
                                                   ------------ ------------ -----------
Net income (loss) attributable to common
   stockholders...................................       ($4.9)      ($23.4)     $274.0
                                                   ============ ============ ===========
Basic and diluted net loss per share..............      ($0.17)      ($0.82)
                                                   ------------ ------------
Weighted-average shares used in computing
  basic and diluted net loss per share............        28.7         28.5
                                                   ============ ============
-------------------------------------
    (1) Excludes contractual interest of $4.2 million in the four months ended April 30,
        2000 not recorded during reorganization.

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                Successor Company
                                                           -------------------------
                                                             June 30,   December 31,
                                                               2003         2002
                                                           ------------ ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents..............................       $21.4        $29.4
   Accounts receivable, less allowance for doubtful
     accounts of $0.3 at June 30, 2003 and $0.5 at
     December 31, 2002....................................        10.8         10.8
   Inventories............................................         9.6         10.6
   Prepaid expenses and other current assets..............         2.8          3.4
                                                           ------------ ------------
          Total current assets............................        44.6         54.2
                                                           ------------ ------------

MOD III, Inc. assets held for sale........................        30.0         30.0
Net property, plant and equipment.........................        20.1         21.9
Goodwill..................................................        34.6         34.6
Intangible assets, net....................................        14.9         18.3
Other assets..............................................         8.5          9.8
                                                           ------------ ------------
                                                                $152.7       $168.8
                                                           ============ ============
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'EQUITY
Current liabilities:
   Short-term debt........................................        $5.0         $6.9
   Accounts payable.......................................         8.6         10.2
   Income taxes payable...................................         1.0         --
   Accrued compensation and employee benefits.............         3.8          7.4
   Other accrued liabilities..............................         2.5          3.2
   Deferred income on shipments to distributors...........         6.4          7.4
                                                           ------------ ------------
          Total current liabilities.......................        27.3         35.1
                                                           ------------ ------------

Deferred income taxes.....................................        19.8         22.4
Other non-current liabilities.............................        14.5         14.5
                                                           ------------ ------------
          Total liabilities...............................        61.6         72.0
                                                           ------------ ------------

Minority interest in MOD III assets.......................        30.0         30.0

Stockholders' equity:
   Common Stock...........................................         0.3          0.3
   Deferred stock compensation............................        (2.7)        (4.6)
   Additional paid-in capital.............................        96.0         97.1
   Treasury stock.........................................        (1.6)        --
   Accumulated deficit....................................       (30.9)       (26.0)
                                                           ------------ ------------
          Total stockholders' equity......................        61.1         66.8
                                                           ------------ ------------
Total liabilities and stockholders' equity................      $152.7       $168.8
                                                           ============ ============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                           Predecessor
                                                                      Successor Company      Company
                                                                 -------------------------------------
                                                                  Six Months   Two Months  Four Months
                                                                    Ended        Ended        Ended
                                                                  June 30,     June 30,     April 30,
                                                                     2003         2002        2002
                                                                 ------------ ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................       ($4.9)      ($23.4)     $275.9
   Adjustments to reconcile net income (loss) to cash
     used by operating activities:
     In-process research and development........................        --           18.7         --
     Net gain on discharge of debt..............................        --           --        (205.7)
     Amortization of fresh-start adjustments....................        --           --         (83.7)
     Fresh-start inventory adjustment...........................        --            3.9         --
     Amortization of intangible assets..........................         3.4          2.0         --
     Depreciation and amortization..............................         2.9          1.1         2.5
     Impairment of long lived assets............................         0.2         --           2.7
     Stock-based compensation...................................         0.8          2.1         0.1
   Changes in assets and liabilities:
     Accounts receivable, net...................................        --           (2.0)        2.1
     Inventories................................................         1.0          1.3         2.9
     Prepaid expenses and other current and
       non-current assets.......................................         1.8         (1.5)        0.1
     Accounts payable...........................................        (1.6)         1.0        (0.1)
     Accrued compensation and employee benefits.................        (3.7)        (0.4)       (1.8)
     Liabilities subject to comprise............................        --           --           6.6
     Other accrued liabilities, deferred income on shipments
          to distributors and deferred income taxes.............        (3.1)        (3.1)       (6.8)
                                                                 ------------ ------------ -----------
        Net cash used by operations before reorganization
           items................................................        (3.2)        (0.3)       (5.2)
   Reorganization items - professional fees paid................        --           --          (2.3)
                                                                 ------------ ------------ -----------
        Net cash used by operating activities...................        (3.2)        (0.3)       (7.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures........................................        (1.3)        (0.1)       (1.0)
                                                                 ------------ ------------ -----------
        Cash used by investing activities.......................        (1.3)        (0.1)       (1.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of short-term debt...............................        (1.9)        (0.3)       (3.4)
    Proceeds from issuance of common stock......................        --            0.2         --
    Payments for stock redemptions..............................        (1.6)        (0.2)        --
                                                                 ------------ ------------ -----------
        Cash used by financing activities.......................        (3.5)        (0.3)       (3.4)
                                                                 ------------ ------------ -----------
Decrease in cash and cash equivalents...........................        (8.0)        (0.7)      (11.9)
Cash and cash equivalents at beginning of period................        29.4         18.8        30.7
                                                                 ------------ ------------ -----------
Cash and cash equivalents at end of period......................       $21.4        $18.1       $18.8
                                                                 ============ ============ ===========

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

ZiLOG's interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG's interim periods end on Sunday except for the last fiscal period of each year that ends on December 31. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On February 28, 2002, ZiLOG and its subsidiary, MOD III, Inc., filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court subsequently confirmed the Reorganization Plan by its order entered on April 30, 2002. The Reorganization Plan became effective on May 13, 2002. The Company, prior to emergence from bankruptcy, is referred to as the "Predecessor Company" and the reorganized company is referred to as the "Successor Company." The effect of the Plan of Reorganization included conversion of the Company's $280 million senior secured notes to common stock.

A black line has been drawn in the accompanying financial statements to distinguish, for accounting purposes, between the Successor Company and the Predecessor Company. Our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2002 and June 30, 2003 are not comparable to the results of operations prior to April 30, 2002 and historical balance sheets prior to April 30, 2002, due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventories, property, plant and equipment, intangible assets, conversion of senior notes into common stock and minority interest. Certain figures, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. Details of the events associated with the May 2002 reorganization are included in the Company's 2002 Annual Report on Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to OEM customers is recognized upon transfer of legal title, which occurs at time of shipment or upon delivery to the customer, depending upon the FOB terms. Revenue on these sales is reported net of appropriate allowances for returns and warranty costs which are recorded at the time of revenue recognition and represent the Company's only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding deferred cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as "Deferred income on shipments to distributors."

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, in May 2002, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheets are as follows (in millions):

                                         Current       Brand
                                        Technology     Name        Total
                                       ------------ ----------- -----------
Gross carrying amount.................       $17.0        $9.2       $26.2
Accumulated amortization..............         9.6         1.7        11.3
                                       ------------ ----------- -----------
Book value at June 30, 2003...........        $7.4        $7.5       $14.9
                                       ============ =========== ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                                                      Current      Brand       Total
                                           Year     Technology      Name    Amortization
                                       ------------ ----------- ----------- ------------
                                       July to Dec-
                                        ember 2003        $2.7        $0.7         $3.4
                                           2004            2.9         1.3          4.2
                                           2005            1.1         1.1          2.2
                                           2006            0.4         1.0          1.4
                                           2007            0.2         0.8          1.0
                                        Thereafter         0.1         2.6          2.7
                                                    ----------- ----------- ------------
                                          Total           $7.4        $7.5        $14.9
                                                    =========== =========== ============

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company's customer base consists primarily of businesses in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of June 30, 2003, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable. Globespan Virata, Inc. and Thomson Consumer Electronics had net accounts receivable at June 30, 2003, of approximately $2.0 million and $1.2 million, respectively.

Stock-based Compensation. The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25", issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock- Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described above. The Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and pro forma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions).

                                                Successor      Predecessor        Successor      Predecessor
                                                 Company         Company           Company         Company
                                         --------------------- ----------- --------------------- -----------
                                           Three       Two         One        Six        Two        Four
                                           Months     Months      Month      Months     Months     Months
                                           Ended      Ended       Ended      Ended      Ended       Ended
                                          June 30,   June 30,   April 30,   June 30,   June 30,   April 30,
                                            2003       2002       2002        2003       2002       2002
                                         ---------- ---------- ----------- ---------- ---------- -----------
Net income (loss) as reported...........     ($2.0)    ($23.4)     $287.8      ($4.9)    ($23.4)     $275.9
Add stock-based employee  compensation
   expense included in reported net
   income (loss), net of tax............       0.4        2.1         --         0.8        2.1         0.1
Deduct total stock-based employee
   compensation expense determined
   under fair-value based method
   for all rewards, net of tax..........      (0.3)      (1.4)       (0.1)      (0.6)      (1.4)       (0.3)
                                         ---------- ---------- ----------- ---------- ---------- -----------
Proforma net income (loss)..............     ($1.9)    ($22.7)     $287.7      ($4.7)    ($22.7)     $275.7
                                         ========== ========== =========== ========== ========== ===========

The fair value of options granted in 2002 and 2003 under the 2002 Omnibus Stock Incentive Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                Successor      Predecessor        Successor      Predecessor
                                                 Company         Company           Company         Company
                                         --------------------- ----------- --------------------- -----------
                                           Three       Two         One        Six        Two        Four
                                           Months     Months      Month      Months     Months      Month
                                           Ended      Ended       Ended      Ended      Ended       Ended
                                          June 30,   June 30,   April 30,   June 30,   June 30,   April 30,
                                            2003       2002       2002        2003       2002       2002
                                         ---------- ---------- ----------- ---------- ---------- -----------
Annual average risk free interest rate..       3.0%       3.0%        3.5%       3.0%       3.0%        3.5%
Estimated life in years.................         5           5          5          5          5           5
Dividend yield..........................       0.0%       0.0%        0.0%       0.0%       0.0%        0.0%
Volatility..............................      92.5%      44.0%        N/A       92.5%      44.0%        N/A

Adoption of Accounting Standards. In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and will be effective in the third quarter of 2003 for variable interest entities created before February 1, 2003. The Company does not expect the Interpretation to have a material impact on the consolidated financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has determined that the impact from the adoption of EITF Issue 00-21 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company's consolidated financial statements.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can change in the short term. Inventories, net of provisions, consist of the following (in millions):

                                          June 30,  December 31
                                            2003       2002
                                         ---------- ----------
     Raw materials......................      $0.3       $0.5
     Work-in-process....................       5.3        7.5
     Finished goods.....................       4.0        2.6
                                         ---------- ----------
                                              $9.6      $10.6
                                         ========== ==========

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges are as follows (in millions):

                                                               Predecessor                       Predecessor
                                            Successor Company    Company      Successor Company    Company
                                         --------------------- ----------- --------------------- -----------
                                           Three       Two         One        Six        Two        Four
                                           Months     Months      Month      Months     Months      Month
                                           Ended      Ended       Ended      Ended      Ended       Ended
                                          June 30,   June 30,   April 30,   June 30,   June 30,   April 30,
                                            2003       2002       2002        2003       2002       2002
                                         ---------- ---------- ----------- ---------- ---------- -----------
Asset impairments:
   Austin Texas assets..................    $ --       $ --       $ --        $ --       $ --          $1.7
   Internal use software................      --         --         --          --         --           0.8
   Nampa, Idaho assets..................      --         --         --           0.2       --          --
   Goodwill write-offs..................      --         --           0.2       --         --           0.2
Restructuring of operations:
   Employee severance and
     termination benefits...............      --         --         --           0.6       --           1.2
   MOD III closure costs................       0.4        0.3         0.3        0.7        0.3         2.3
   Lease termination costs..............      --         --           0.7       --         --           0.7
Professional fees for debt
   restructuring........................       0.1       --           0.3        0.3       --           4.0
                                         ---------- ---------- ----------- ---------- ---------- -----------
                                              $0.5       $0.3        $1.5       $1.8       $0.3       $10.9
                                         ========== ========== =========== ========== ========== ===========

The following table summarizes activity in accrued special charges (in millions) which is included in other accrued liabilities in the condensed consolidated balance sheets:

                                                     Severance
                                                        and       MOD III       Debt
                                                    Termination   Closure   Restructur-
                                          Total      Benefits      Costs        ing
                                       ------------ ----------- ----------- ------------
    Balance at December 31, 2002......        $0.6        $0.5        $0.1       $ --
    Total charged to special
       charges........................         1.6         0.6         0.7          0.3
    Cash paid.........................        (2.1)       (1.1)       (0.8)        (0.2)
                                       ------------ ----------- ----------- ------------
    Balance at June 30, 2003..........        $0.1        $ --       $ --          $0.1
                                       ============ =========== =========== ============

Restructuring of operations during the six-month period ended June 30, 2003 included severance and termination benefits of $0.6 million related to a reduction-in-force at the Company's Nampa, Idaho manufacturing plant eliminating approximately 56 positions. Approximately $0.7 million of special charges for the six-month period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.3 million of special charges during the first six months of 2003 relate to third-party professional fees for legal and accounting services to register 11.7 million shares of common stock as required by the Company's 2002 Plan of Reorganization..

During the one-month period ended April 30, 2002, ZiLOG classified $1.5 million of costs as special charges and reorganization items. Approximately $0.3 million of special charges taken both in the two-month period ended June 30, 2002 and the one-month period ended April 30, 2002 relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho, referred to as the "MOD III facility." These charges relate to post- closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Lease termination costs of $0.7 million are related to the closure and relocation of certain sales offices. Professional fees for debt restructuring of $0.3 million represent third-party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities. During the Chapter 11 filing of the Reorganization Plan, such costs were classified as "Reorganization Items." Additionally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written-off.

In connection with the closure of the Company's Austin, Texas design center in the four-month period ended April 30, 2002, furniture, fixtures and equipment with a book value of approximately $1.7 million were surrendered to the lessor in partial exchange for lease termination considerations. Also in connection with this action and the streamlining of ZiLOG's sales force, severance and termination benefits of approximately $1.2 million were paid in the four-month period ended April 30, 2002. Approximately $0.8 million of computer aided design software was impaired in the four-month period ended April 30, 2002, as a result of the Company's decision to cancel development of its Cartezian family of 32-bit RISC microprocessors focused on network routing and associated data packeting technologies. Additionally, $2.3 million of special charges incurred during the four-month period ended April 30, 2002 relate to the closure of the MOD III eight-inch wafer fabrication facility in Idaho. These costs include relocation of production activities to alternative manufacturing sites and the closure of the MOD III facility.

In addition, professional fees of $4.0 million for debt restructuring were recorded as non-operating reorganization items during the entire duration of the Company's Chapter 11 proceedings.

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

Prior to the consummation of the Company's reorganization, there were two reportable business segments called communications and embedded control. The prior reporting structure was based on a previous operating and reporting organization that was focused largely on development of new products targeted 32-bit microprocessors for the communications and networking sectors. ZiLOG is now organized and focused on its core business, which is based on 8-bit micrologic product solutions. The Company operates in one reporting segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. ZiLOG has two broad business lines called embedded control and standard products. The following table represents the net sales by business line for each for the periods indicated (dollars in millions):

                                                                Predecessor                          Predecessor
                                           Successor Company      Company       Successor Company      Company
                                       ------------------------ ----------- ------------------------ -----------
                                          Three         Two         One         Six          Two        Four
                                          Months      Months       Month       Months      Months       Month
                                          Ended        Ended       Ended       Ended        Ended       Ended
                                         June 30,    June 30,    April 30,    June 30,    June 30,    April 30,
               Products                    2003        2002        2002         2003        2002        2002
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
Embedded control products                    $14.7       $19.0        $6.0        $33.1       $19.0       $29.1
                                       ------------ ----------- ----------- ------------ ----------- -----------
  Core 8-bit Microcontrollers
    and Microprocessors...............        14.7        19.0         6.0         33.1        19.0        29.1

                                       ------------ ----------- ----------- ------------ ----------- -----------
Standared products                           $11.0        $9.1        $4.0        $17.8        $9.1       $16.9
                                       ------------ ----------- ----------- ------------ ----------- -----------
  Serial Communications
    Controllers.......................         3.1         3.1         1.3          6.5         3.1         5.0
  Modems..............................         0.6         2.6         1.0          1.0         2.6         4.7
  IrDA transceivers...................         0.5         0.7         0.2          1.1         0.7         0.5
  Televesion, PC peripheral
    products and foundry services.....         6.8         2.7         1.5          9.2         2.7         6.7
                                       ------------ ----------- ----------- ------------ ----------- -----------
Net sales.............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                                                Predecessor                          Predecessor
                                           Successor Company      Company       Successor Company      Company
                                       ------------------------ ----------- ------------------------ -----------
                                          Three         Two         One         Six          Two        Four
                                          Months      Months       Month       Months      Months       Month
                                          Ended        Ended       Ended       Ended        Ended       Ended
                                         June 30,    June 30,    April 30,    June 30,    June 30,    April 30,
                                           2003        2002        2002         2003        2002        2002
                                       ------------ ----------- ----------- ------------ ----------- -----------
Net sales by region:
Americas..............................       $14.5       $16.9        $5.4        $28.3       $16.9       $25.2
Asia..................................         8.5         8.0         2.9         15.8         8.0        13.8
Europe................................         2.7         3.2         1.7          6.8         3.2         7.0
                                       ------------ ----------- ----------- ------------ ----------- -----------
   Total..............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

Net sales by channel:
OEM...................................       $13.0       $15.6        $5.9        $26.1       $15.6       $25.8
Distributor...........................        12.7        12.5         4.1         24.8        12.5        20.2
                                       ------------ ----------- ----------- ------------ ----------- -----------
   Total..............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

Major Customers. During the three months and six months ended June 30, 2003, one customer, Future Electronics, Inc. accounted for 14.9% and 17.5%, and a second customer, Globespan Virata, Inc. accounted for 21.0% and 12.3% of net sales, respectively. During the two months ended June 30, 2002, and the one- and four-month periods ended April 30, 2002, one customer, Pioneer- Standard Electronics, accounted for approximately 18.0%, 11.6% and 10.5% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At June 30, 2003, the Company had borrowings outstanding of $5.0 million at a LIBOR-based rate of 3.9% and had additional borrowing capacity available of $0.2 million. The Facility is scheduled to expire on May 13, 2005. As of June 30, 2003, the Company had $0.2 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility, including tangible asset and fixed charge coverage ratio, only if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 7. CONTINGENCIES

The Company is participating in litigation and responding to claims arising in the ordinary course of its business. ZiLOG intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on its financial statements, although there can be no assurance in this regard.

NOTE 8. INCOME TAXES

The Company's provision for income taxes during the six- and three-month periods ended June 30, 2003 and 2002, the two-month period ended June 30, 2002 and one- and four-month periods ended April 30, 2002, reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which the Company was profitable, as well as foreign withholding taxes and state minimum taxes.

In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, the Company generated significant income for book and tax purposes. The taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of the Company's non- current assets. Deferred tax liabilities were recorded in the period ended December 31, 2002 to reflect the net tax effect of assets that have a book basis in excess of their tax basis.

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

NOTE 10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                  Successor Company
                                         ---------------------------------
                                            Six       Three        Two
                                           Months     Months     Months
                                           Ended      Ended       Ended
                                          June 30,   June 30,   June 30,
                                            2003       2003       2002
                                         ---------- ---------- -----------
Net loss................................     ($4.9)     ($2.0)     ($23.4)
                                         ========== ========== ===========
Weighted-average shares
   outstanding..........................      29.3       29.2        29.5
Less: Weighted-average shares
   subject to repurchase................       0.6        0.5         1.0
                                         ---------- ---------- -----------
Weighted-average shares used in
   computing basic and diluted
   net loss per share...................      28.7       28.7        28.5
                                         ========== ========== ===========
Basic and diluted net loss
   per share............................    ($0.17)    ($0.07)     ($0.82)
                                         ========== ========== ===========

At June 30, 2003 and 2002, options to purchase approximately 2.4 million and 2.0 million shares of common stock, respectively, were excluded from the determination of diluted net loss per share, as the effect of such options were anti-dilutive. The weighted average exercise price of the common shares for the 3 and 6 months ended June 30, 2003 was $2.64. The weighted average exercise price for the common shares for the 2 months ended June 30, 2002 was $2.76. At June 30, 2003, there were 29,160,045 million shares of common stock issued and outstanding.

NOTE 11. STOCK AND STOCK REPURCHASES

On April 17, 2003, the Company's Board of Directors approved a stock repurchase plan under which the Company may repurchase up to one million shares of its outstanding common stock.

The Company generally has the right of first refusal to repurchase common shares of common stock issued under the Company's stock plan to certain employees, former employees and contractors. The Company's right of first refusal generally may be exercised when such shares are offered for sale or upon termination from employment.

The Company's common stock trades on the OTC bulletin board with a ticker symbol of ZILG. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, purchases under the stock repurchase plan may be commenced or suspended at any time or from time-to-time without prior notice by the Company.

On May 1, 2003, the Company repurchased on the open market 250,000 shares of its common stock at $2.00 per share, which resulted a net cash outlay of $5.0 million. On May 30, 2003, ZiLOG's Board of Directors approved the repurchase of 100,000 shares of common stock from ZiLOG's President, Michael Burger, at the closing price on that day of $3.25 per share. Mr. Burger continues to hold 400,000 shares of restricted common stock. The net cash paid to repurchase these 350,000 shares was approximately $664,000, which is net of certain loan repayments made to the Company by Mr. Burger. Additionally, during the three months ended June 30, 2003, the Company repurchased 271,500 shares of restricted common stock from former employees for approximately $396,000, which is net of certain loan repayments made to the Company by these former employees. In connection with the above repurchases of shares from employees and former employees, the Company retired approximately $542,000 of employee loans receivable. All of these shares are reflected in the financial statements of the Company as treasury stock in the period ending June 30, 2003.

The Company granted 229,418 shares of common stock issuable upon exercise of stock options to Mr. Thorburn on April 24, 2003 at an exercise price of $1.00 per share and vested May 13, 2003. On April 24, 2003, the compensation committee of the Board of Directors cancelled the grant of 176,465 shares of restricted stock to which Mr. Thorburn, the Company's Chief Executive Officer, would have been entitled in accordance with his employment agreement. These shares were to be fully vested on May 13, 2003 and have a purchase price of $0.01 per share. Additionally, Mr. Thorburn's employment agreement also provides for a loan guarantee to finance the tax implications of the share issuance. This arrangement is no longer permitted pursuant to the Sarbanes- Oxley Act of 2002 and this necessitated a change from restricted shares to stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this annual report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the six-month and three-month periods ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the section entitled the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2002 annual report on form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA as a measure of liquidity herein and in our investor conference calls. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial information disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

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

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.'s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, but for financial reporting purposes we use May 1, 2002 as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company."

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our 9.5% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The Predecessor Company's equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

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

On an ongoing basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, inventory write-downs and asset impairments. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. A brief description of each of these policies is set forth below.

Fresh-Start Reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Freres & Co., LLC, and in reliance upon various valuation methods, and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million. This estimate of equity value was derived from a weighted average of three valuations results based on comparable public company, precedent transaction and discounted cash flow analyses. For the purposes of the comparable public company analysis, Lazard analyzed the trading multiples of numerous public companies in the semiconductor industry, including Semtech, Globespan and Mitel, amongt others. The comparable public company analysis yielded a valuation range of $70 - $87 million; Lazard weighted this analysis 35% in its estimated valuation. The precedent transaction analysis yielded a valuation range of $88 - $109 million; Lazard weighted this analysis 30% in its estimated valuation. The discounted cash flow analysis yielded a valuation range of $82 - $106 million; Lazard weighted this analysis 35% in its estimated valuation. These valuations were based on the underlying assumptions and limitations set forth in their report. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.

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

Estimating Sales Returns and Allowances. Our net sales from OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. Then we evaluate whether there are any underlying product quality or other customer-specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues and accounts receivable could be adversely affected.

Allowance for Doubtful Accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our selling, general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider the aging of our accounts receivable, historical bad debts, customer concentrations and customer credit-worthiness, and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write-offs. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating Write-Downs of Excess and Obsolete Inventories. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. Write- offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets and an increase in cost of sales. If actual market conditions or customer demand patterns are less favorable than or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

Period Comparisons

Our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2002 and June 30, 2003 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001, due to our adoption of "fresh-start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, property, plant and equipment, intangible assets, conversion of senior notes to common stock and minority interest. Certain figures, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared results of our predecessor and successor company's operations for the six and three months ended June 30, 2003 to the predecessor company's results for the six and three months ended June 30, 2002.

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars and as a percentage of total net sales for each period indicated, as follows (in millions):

                                                                Predecessor                          Predecessor
                                           Successor Company      Company       Successor Company      Company
                                       ------------------------ ----------- ------------------------ -----------
                                          Three         Two         One         Six          Two        Four
                                          Months      Months       Month       Months      Months       Month
                                          Ended        Ended       Ended       Ended        Ended       Ended
                                         June 30,    June 30,    April 30,    June 30,    June 30,    April 30,
                                           2003        2002        2002         2003        2002        2002
                                       ------------ ----------- ----------- ------------ ----------- -----------
Net sales by region:
Americas..............................       $14.5       $16.9        $5.4        $28.3       $16.9       $25.2
Asia..................................         8.5         8.0         2.9         15.8         8.0        13.8
Europe................................         2.7         3.2         1.7          6.8         3.2         7.0
                                       ------------ ----------- ----------- ------------ ----------- -----------
   Total..............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

Net sales by channel:
OEM...................................       $13.0       $15.6        $5.9        $26.1       $15.6       $25.8
Distributor...........................        12.7        12.5         4.1         24.8        12.5        20.2
                                       ------------ ----------- ----------- ------------ ----------- -----------
   Total..............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

Net sales by busines line:
                                       ------------ ----------- ----------- ------------ ----------- -----------
Embedded control products                    $14.7       $19.0        $6.0        $33.1       $19.0       $29.1
                                       ------------ ----------- ----------- ------------ ----------- -----------
  Core 8-bit Microcontrollers
    and Microprocessors...............        14.7        19.0         6.0         33.1        19.0        29.1

                                       ------------ ----------- ----------- ------------ ----------- -----------
Standared products                           $11.0        $9.1        $4.0        $17.8        $9.1       $16.9
                                       ------------ ----------- ----------- ------------ ----------- -----------
  Serial Communications
    Controllers.......................         3.1         3.1         1.3          6.5         3.1         5.0
  Modems..............................         0.6         2.6         1.0          1.0         2.6         4.7
  IrDA transceivers...................         0.5         0.7         0.2          1.1         0.7         0.5
  Televesion, PC peripheral
    products and foundry services.....         6.8         2.7         1.5          9.2         2.7         6.7
                                       ------------ ----------- ----------- ------------ ----------- -----------
   Total..............................       $25.7       $28.1       $10.0        $50.9       $28.1       $46.0
                                       ============ =========== =========== ============ =========== ===========

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

Six-Month Periods Ended June 30, 2003 and June 30, 2002

Net Sales. Overall and as with the semiconductor industry as a whole, we have experienced reduced demand for many of our products that has persisted through the first six months of 2003. Our net sales of $50.9 million in the first six months of 2003 represents a decrease of 31.3% from net sales of $74.1 million in the first six months of 2002. This decrease reflects lower unit shipments in both our microprocessor and microcontroller product families. The decline reflects the overall lower market demand as well as continued conversion of our older Z80 microprocessors and Z8 microcontrollers to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8Encore!® And eZ0Acclaim™ products that are focussed on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets.

Net sales of our standard products for the six months ended June 30, 2003 decreased $8.2 million or 31.5% to $17.8 million from $26.0 million in the same period of 2002. This decrease reflects:

  1.) a $6.3 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware-driven solution to an internally developed software-operated modem. This customer accounted for $7.0 million of sales in 2002. We expect minimal net sales from this customer with respect to modems in 2003; and

  2.) a $5.1 million decrease in net sales of our television and peripheral products offset by a $5.0 million increase in our Mod II wafer foundry business. The TV and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated to alternative solutions.

Gross Margin. Our cost of sales primarily represents the cost of producing our products, including wafer fabrication, assembly and test expenditures. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 43.8% in the first six months of 2003, up from 38.6% in the same period of 2002. This improvement in our gross margin percentage during 2003 compares to the gross margin which during the first six months of 2002 was adversely impacted by $3.9 million for the amortization of fresh-start reporting inventory adjustments. (See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.) Although our "gross margin as adjusted" is a non-GAAP measure, we believe it is meaningful to investors as excluding the bankruptcy- related inventory adjustment provides a more accurate reflection of comparable performance. Exclusive of this one-time amortization charge, our gross margin as adjusted was 43.9% of sales for the six months ended June 30, 2002. During the six months ended June 30, 2003 we have continued to maintain or improve our gross margin even with lower demand and manufacturing volume requirements. We have continued to rationalize our manufacturing cost structure in response to these lower demand requirements including a reduction in force of approximately 55 positions in our 5" MOD II Nampa, Idaho facility in February 2003. We continue to purchase our wafer requirements for 0.35-micron wafer technologies from our foundry partners primarily in Taiwan including our new embedded flash based Z8Encore!® and eZ80Acclaim!™ products.

Research and Development Expenses. Research and development expenses were $8.6 million in the first six months of 2003, reflecting a 14.0% decrease from the $10.0 million of research and development expenses reported in the first six months of 2002. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions, reflecting the closure of our Austin, Texas design center and the related termination of all product development activities in connection with our development-stage CarteZian line of 32-bit microprocessors. Our R&D efforts during 2003 have been and will continue to be primarily directed towards development of products and tool support for our Z8Encore!® and eZ80Acclaim!™ families of 8-bit embedded-flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $13.3 million in the first six months of 2003 from $18.0 million in the first six months of 2002. The decrease in our selling, general and administrative spending in the first six months of 2003 reflects lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expense, reduced sales commissions and elimination of bonus compensation as a result of lower sales levels.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                          Three Months Ended        Six Months Ended
                                       ------------------------ ------------------------
                                         June 30,    June 30,    June 30,     June 30,
                                           2003        2002        2003         2002
                                       ------------ ----------- ----------- ------------
Asset impairments:
   Austin, Texas assets...............     $   --       $   --      $   --         $1.7
   Internal use software..............         --           --          --          0.8
   Goodwill write-offs................         --          0.2          --          0.2
   Nampa, Idaho assets................         --           --         0.2          --
Restructuring of operations:
   Employee severance and
      termination benefits............         --           --         0.6          1.2
   MOD III closure costs..............         0.4         0.6         0.7          2.5
   Lease termination costs............         --          0.7          --          0.7
Professional fees for debt
   restructuring......................         0.1         0.3         0.3          4.0
                                       ------------ ----------- ----------- ------------
                                              $0.5        $1.8        $1.8        $11.1
                                       ============ =========== =========== ============
------------------------
Note: The period ended June 30, 2002 reflects combined results of the Predecessor and the
      Successor Company. Figures for the June 30, 2003 period reflect only the Successor
      Company.

The following table summarizes activity in accrued special charges (in millions):

                                                     Severance
                                                        and       MOD III       Debt
                                                    Termination   Closure   Restructur-
                                          Total      Benefits      Costs        ing
                                       ------------ ----------- ----------- ------------
    Balance at December 31, 2002......        $0.6        $0.5        $0.1       $ --
    Total charged to special
       charges........................         1.6         0.6         0.7          0.3
    Cash paid.........................        (2.1)       (1.1)       (0.8)        (0.2)
                                       ------------ ----------- ----------- ------------
    Balance at June 30, 2003..........        $0.1        $ --       $ --          $0.1
                                       ============ =========== =========== ============

During the six months ended June 30, 2003, special charges totaled $1.8 million, which was comprised of $1.3 million of restructuring of operations expenses, asset impairments of $0.2 million and professional fees of $0.3 million. The restructuring of operations relates to severance and benefit costs in connection with the reduction of approximately 56 positions that were eliminated during the quarter in our MOD II wafer fabrication facility and the ongoing costs of maintaining our MOD III facility which is being held for sale.

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

Stock-Based Compensation. During the six-month periods ended June 30, 2003 and 2002, we recognized $0.8 and $2.2 million of stock-based compensation, respectively, in connection with the award of restricted stock and stock options to certain executives, employees and consultants. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants is measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $1.6 million, $1.4 million and $0.7 million for the years ending December 31, 2003 through 2005, respectively

In-Process Research and Development. During the first six months of 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. The projects related to the research and development (partially developed semiconductor product designs), had not reached technological feasibility as of the effective date of our reorganization and have no alternative future use. The nature of efforts required to develop the in- process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. There can be no assurance that these products will ever achieve commercial success.

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

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                         Current       Brand
                                        Technology     Name        Total
                                       ------------ ----------- -----------
Gross carrying amount.................       $17.0        $9.2       $26.2
Accumulated amortization..............         9.6         1.7        11.3
                                       ------------ ----------- -----------
Book value at June 30, 2003...........        $7.4        $7.5       $14.9
                                       ============ =========== ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                                                      Current      Brand       Total
                                           Year     Technology      Name    Amortization
                                       ------------ ----------- ----------- ------------
                                       July to Dec-
                                        ember 2003        $2.7        $0.7         $3.4
                                           2004            2.9         1.3          4.2
                                           2005            1.1         1.1          2.2
                                           2006            0.4         1.0          1.4
                                           2007            0.2         0.8          1.0
                                        Thereafter         0.1         2.6          2.7
                                                    ----------- ----------- ------------
                                          Total           $7.4        $7.5        $14.9
                                                    =========== =========== ============

Other Income (Expense). During the six-month period ended June 30, 2002, our other income and expense was primarily comprised of $205.7 million of net gain on discharge of debt and $83.7 million of fresh-start adjustments.

Pursuant to the 2002 financial restructuring and reorganization, we filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under chapter 11. The bankruptcy court subsequently confirmed the reorganization plan, which became effective on May 13, 2002. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company." Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our 9.5% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. These debts were offset by the $30.0 million of minority interest in MOD III, Inc. assets, acquired by the former bondholders, and $90.0 million of reorganization equity value. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, we adopted "fresh-start" accounting principles prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7, " Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," or SOP 90-7. As a result, we recorded a gain of $83.7 million in the Predecessor Company's financial statements, consisting of the effect of fresh-start adjustments of $66.7 million and the revaluation of fixed and tangible assets to fair value of $17.0 million.

Interest Expense. During the six-month period ended June 30, 2002, our interest expense was primarily accrued in connection with our 9.5% senior secured notes payable, which notes and related accrued interest were extinguished in connection with our reorganization effective May 13, 2002.

Income Taxes. Our provision for income taxes during the six- month periods ended June 30, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of our non-current assets. Deferred tax liabilities were recorded in the period ended December 31, 2002 to reflect the net tax effect of our assets that have a book basis in excess of their tax basis.

Three Month Periods Ended June 30, 2003 and June 30, 2002

Net Sales. Overall, our net sales during the three months ended June 30, 2003 were $25.7 million, which represents a 32.5% decline from our net sales of $38.1 million during the same period of 2002. This decrease reflects lower unit shipments in both our microprocessor and microcontroller product families. The decline reflects the overall lower market demand as well as continued conversion of our older Z80 microprocessors and Z8 microcontrollers to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8Encore!® and eZ80Acclaim!™ products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets.

Net sales of our standard products for the three months ended June 30, 2003 decreased $2.3 million or 17.4% to $10.9 million from $13.2 million in the same period of 2002. This decrease reflects:

  1.) a $3.1 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware driven solution to an internally developed software operated modem. This customer accounted for $7.0 million of sales in 2002. We expect minimal net sales from this customer with respect to modems in 2003; and

  2.) a $1.7 million decrease in net sales of our television and peripheral products offset by a $4.3 million increase in our Mod II wafer foundry business. The TV and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated to alternative solutions.

Gross Margin. Our gross margin as a percentage of net sales increased to 46.7% in the second quarter of 2003 as compared to 33.9% in the same period of 2002. During the three-month period ended June 30, 2002 our cost of sales included $3.9 million of amortization related to a one-time inventory adjustment in connection with our fresh-start reporting. Excluding the one-time effect of fresh-start reporting, our gross margin in the quarter ended June 30, 2002 was $16.8 million or 44.1% of net sales. The increase in our gross margin as a percentage of sales for the three months ended June 30, 2003 as compared to the same period in 2002 reflects our continued rationalization of our manufacturing cost structure including our 5" MOD II Nampa, Idaho facility. We continue to purchase our wafer requirements for 0.35-micron wafer technologies from our foundry partners primarily in Taiwan, including our new embedded flash-based Z8Encore!® and eZ80Acclaim"™ products.

Research and Development Expenses. Research and development expenses were $4.7 million in the second quarters of 2003 and 2002. Our R&D efforts during 2003 have been and will continue to be primarily directed towards development of products and tool support for our Z8Encore!® and eZ80Acclaim!™ families of 8-bit embedded-flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.1 million in the second quarter of 2002, reflecting a 28.3% decrease from the $9.9 million in the second quarter of 2002. This decrease in our selling, general and administrative spending in the second quarter of 2003 reflects lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expense, reduced sales commissions and elimination of bonus compensation as a result of lower sales levels compared to the second quarter of 2002.

Special Charges. During the quarter ended June 30, 2003, we classified $0.5 million of costs as special charges. Approximately $0.4 million of these special charges relate to activities associated with maintaining the assets of our idle MOD III eight-inch wafer fabrication facility in Idaho. These charges relate to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property.

During the three months ended June 30, 2002 our special charges totaled $1.8 million. This amount included $0.6 million of MOD III closure costs, lease termination expense of $0.7 million and professional service fees of $0.3 million in connection with our reorganization. Additionally, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be impaired and was written-off.

Stock-Based Compensation, In-Process Research and Development, and Amortization of Intangible Assets for the three-month periods ended June 30, 2003 and 2002, related to our stock awards and fresh-start reporting are described in the previous section entitled "Six-Month Periods Ended June 30, 2003 and June 30, 2002."

Other Income/(Expense) Net. During the quarter ended June 30, 2002, our other income and expense was primarily comprised of $83.7 million of fresh-start adjustments and $205.7 million of net gain on discharge of debt. These items are described in the previous section entitled "Six-Month Periods Ended June 30, 2003 and June 30, 2002".

Income Taxes. Our provision for income taxes during the three-month periods ended June 30, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes

Liquidity and Capital Resources

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

Upon emergence from bankruptcy, we entered into a new credit facility with the same commercial lender as our previous credit facility. The previous revolving credit facility and capital expenditure line was cancelled. Our current facility is a three-year $15.0 million senior secured revolving credit facility. Borrowings on the facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of June 30, 2003, is 3.9%. As of June 30, 2003, we had outstanding borrowings of $5.0 million and standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. If we decide to pay the necessary fee to qualify certain foreign accounts receivable in our borrowing base, we could borrow up to an additional $2.2 million under our revolving credit facility as of June 30, 2003.

We are subject to certain financial covenants under this facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

At June 30, 2003, we had cash and cash equivalents of $21.4 million, compared to $29.4 million at December 31, 2002. Cash used by operating activities was $3.2 million for the six months ended June 30, 2003, compared to $7.8 million of cash used by operating activities in the six months ended June 30, 2002.

During the six-month period ended June 30, 2003, cash used by operating activities of $3.2 million primarily reflects our net loss of $4.9 million offset by non-cash charges of $7.3 million. Non-cash charges include $3.4 million for amortization of fresh-start intangible assets, $2.9 million in depreciation and other amortization charges, impairment of long-lived assets of $0.2 million and stock-based compensation expense of $0.8 million. The primary use of cash for operating activities was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to accrued special charges of $2.1 million; and
  payment of vacation accruals reflecting shut-downs and mandatory time-off taken by employees during the six-month period ended June 30, 2003 totaling $0.7 million.

The use of cash by operating activities in the six-month period ended June 30, 2002 primarily reflects adjustments to our net loss of the Successor Company of $23.4 million and our net income of the Predecessor Company of $275.9 million by items originating from our financial restructuring and reorganization activities. The Successor Company net loss of $23.4 million was adjusted for an in-process research and development charge of $18.7 million and a fresh-start inventory charge of $3.9 million. The Predecessor Company net income of $275.9 million was adjusted by reductions for a net gain on discharge of debt of $205.7 million and positive fresh-start adjustments of $83.7 million. The six-month period ended June 30, 2002 was further adjusted for depreciation and amortization of $5.6 million. During the six-month period ended June 30, 2002, our significant use of operating cash included cash payments for special charges of $16.7 million.

Cash used by investing activities was $1.3 million and $1.1 million for the six-month periods ended June 30, 2003 and 2002, respectively. Cash used for investing activities in both the 2003 and 2002 six-month periods reflects capital expenditures.

Cash used by financing activities was $3.5 million and $3.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. Cash used for financing activities in both periods reflects repayments of borrowings under our revolving line of credit, and payments of $1.6 million for stock purchases during the six-month period ended June 30, 2003.

On April 17, 2003, the Company's Board of Directors approved a stock repurchase plan under which the Company may repurchase up to one million shares of its outstanding common stock.

The Company generally has the right of first refusal to repurchase common shares of common stock issued under the Company's stock plan to certain employees, former employees and contractors. The Company's right of first refusal generally may be exercised when such shares are offered for sale or upon termination from employment.

The Company's common stock trades on the OTC bulletin board with a ticker symbol of ZiLG. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company.

On May 1, 2003, the Company repurchased 250,000 shares at $2.00 per share. On May 30, 2003, ZiLOG's Board of Directors approved the repurchase of 100,000 shares of common stock from ZiLOG's President, Michael Burger, at the closing price on that day of $3.25 per share. Mr. Burger sold these shares for personal financial reasons and he continues to hold 400,000 shares of restricted common stock. The net cash paid to repurchase these 350,000 shares was approximately $0.7 million, which is net of certain loan repayments made to the Company by Mr. Burger. Additionally, the Company repurchased 271,500 shares of restricted common stock from former employees for approximately $0.4 million, which is net of certain loan repayments made to the Company by these former employees. In connection with the above repurchases of shares from Mr. Burger and the former employees, the Company retired approximately $0.5 million of employee loans receivable. All of these shares are reflected in the financial statements of the Company as treasury stock in the period ending June 30, 2003.

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. These figures reflect our net income adjustment for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. EBITDA is presented because management uses adjusted EBITDA as a measure of cash earnings for budgeting and financial performance measurement.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                          Three Months Ended        Six Months Ended
                                       ------------------------ ------------------------
                                         June 30,    June 30,    June 30,     June 30,
                                           2003        2002        2003         2002
                                       ------------ ----------- ----------- ------------
Reconciliation of cash provided (used)
   operations to EBITDA:
      Cash flow from operations.......        $0.6        $1.7       ($3.2)       ($7.8)
      Interest paid...................         0.1         0.1         0.2          0.7
      Income taxes paid...............         0.8         0.1         0.9          0.2
      Changes in operating assets and
         liabilities..................         0.2         2.6         4.8          8.9
                                       ------------ ----------- ----------- ------------
EBITDA................................        $1.7        $4.5        $2.7         $2.0
                                       ============ =========== =========== ============
------------------------
Note: The period ended June 30, 2002 reflects combined results of the Predecessor and the
      Successor Company. Figures for the June 30, 2003 period reflect only the Successor
      Company.

Our cash needs for 2003 include working capital and capital expenditures. In March 2003, we announced and completed a further restructuring of our MOD II wafer fabrication operations that resulted in the elimination of approximately 56 positions and cost approximately $0.6 million in severance benefits. This action was intended to more closely align our production output capacity with current customer demand. The 2003 business climate is expected to continue to be difficult. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2003 capital expenditures will total approximately $2.0 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations. Additionally, we used approximately $0.5 million in cash to repurchase 250,000 shares of stock as of June 30, 2003. Further cash may be used for stock repurchases in the future in accordance with the program approved by the Board of Directors, although the maximum number of shares that may be repurchased is one million. In addition, we used approximately $0.6 million of cash to repurchase 386,500 restricted shares from four current and former employees and retired approximately $0.5 million of related employee loans receivable as of June 30, 2003.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and will be effective in the third quarter of 2003 for variable interest entities created before February 1, 2003. The Company does not expect the Interpretation to have a material impact on the Company's consolidated financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has determined that the impact from the adoption of EITF Issue 00-21 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company's consolidated financial statements.

RISK FACTORS

Risks Related to the Restructuring

On May 13, 2002 we effectuated a reorganization pursuant to a prepackaged plan under Chapter 11 of the United States Bankruptcy Code, which does not assure our continued success.

On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002 and we emerged from bankruptcy on May 13, 2002. Pursuant to the financial restructuring, our formerly publicly traded 9.5% Senior Secured Notes due 2005, accrued interest related to such notes and all of our previously existing equity securities were canceled. Our completion of bankruptcy proceedings does not assure our continued success.

Our revolving credit facility restricts our ability to take certain actions that we may determine to be in our best interests.

In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of June 30, 2003, we had additional borrowing capacity of approximately $ 0.2 million under this facility. This credit facility is scheduled to expire on May 13, 2005, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

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

  our ability to introduce and sell new products and technologies on a timely basis, such as our Z8Encore!® and eZ80Acclaim!™ product families and extensions of these product families;
  any shortage of wafer or assembly manufacturing capacity at our third party vendors;
  change in the prices of our products;
  technological change and product obsolescence;
  changes in product mix or fluctuations in manufacturing yields;
  variability of our customers' product life cycles;
  the level of orders that we receive and can ship in a quarter, customer order patterns and seasonality increases in the cost or availability of raw materials; and
  gain or loss of significant customers.

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

We have a history of losses including for the six-month period ended June 30, 2003 and for each of the years in the five-year period ended December 31, 2002, excluding the accounting effects of our reorganization. If our new business plan is not successful, we may not be profitable in the future.

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

Cost-cutting measures may not increase our efficiency or future profitability and our reduction in research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

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

  our ability to design and manufacture new products that implement new technologies, including our eZ80® and Z8® product families;
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

Approximately 70% of our net sales for the six-month period ended June 30, 2003 were made to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan and India. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

In September 2002, we announced our intention to terminate our existing relationship with our Pioneer Standard, our full-service distributor in North America. We completed the termination of our relationship with Pioneer Standard in the fourth quarter of 2002. For the year ended December 31, 2002, Pioneer Standard purchased approximately $17.9 million of our products. In their place, we have franchised Future Electronics as our sole exclusive full-service distributor in North America. For six months ended June 30, 2003, Future Electronics purchased approximately $8.9 million of our products. We expect that Future Electronics will take over the majority of the business that we previously conducted with Pioneer Standard, but this transition may not occur smoothly. Pioneer Standard may try to direct their customers to purchase competing products instead of ours. Other customers may not wish to transfer their business to Future Electronics. As a result, we may lose some of the business that we used to sell through our prior distributor, which could harm our operating results materially. Future Electronics also distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers and distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products and these third-party distributors accounted for approximately 44% of our net sales for the year ended December 31, 2002 and approximately 49% of our net sales for the six-month period ended June 30, 2003. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers, including our distributors, accounted for approximately 54% of our net sales for the year ended December 31, 2002, and approximately 65% and 61% of our net sales for the three-month period and six-month period June 30, 2003, respectively. Future Electronics, Inc. and GlobespanVirata accounted for approximately 17% and 12%, respectively, of our net sales for the six-month period ended June 30, 2003. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

Changes in technologies or consumption patterns could reduce the demand for our products

As a result of technological changes, from time to time our customers design our products out of some devices. Any resulting decreased sales could reduce our profitability. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, to approximately $2.4 million for the year ended December 31, 2002 and to approximately $0.6 million for the six-month period ended June 30, 2003. These reduced sales due to design changes have harmed us in the past and additional design changes could harm our operating results in the future.

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

In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we were required to make awards of 176,365 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. The restricted stock award of May 13, 2003 was cancelled and replaced with 209,418 options to purchase common stock at an exercise price of $1.00. We still have an obligation to award Mr. Thorburn restricted stock on May 13, 2004 and May 13, 2005. We committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as we have done with other employees that previously received awards of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this development, we converted Mr. Thorburn's May 13, 2003 restricted stock grant to stock options and will need to revisit the terms of our employment arrangement with Mr. Thorburn as it pertains to his future awards of restricted stock. There can be no assurance that we will be able to reach a mutually satisfactory arrangement.

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

Risks Related to Our Capital Structure

The agreements governing our credit facility may limit our ability to finance future operations or capital needs or engage in business activities that may be in our interest.

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

Our ability to comply with these borrowing terms may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restricitons could result in a default, which would permit our lender to cause all amounts we owe them to accelerate and become due and payable, together with accrued and unpaid interest. In the future, we may not be able to repay all of our borrowings if they were accelerated, and in such event, our business may be harmed materially and the value of our common stock could decrease significantly.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of June 30, 2003, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related average rates for our cash equivalents and debt obligations as of June 30, 2003 (dollars in millions):

                                                     Carrying
                                                      Value      Fair Value
                                                   ------------ ------------
Cash Equivalents:
  Fixed rate ...............................             $17.2        $17.2
  Average interest rate ....................              0.85%      --

Short Term Debt:
  Variable-rate debt........................              $5.0         $5.0
  Interest rate.............................               3.9%      --

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of ZiLOG, Inc. and ZiLOG MOD III, Inc. was held at ZiLOG's headquarters in San Jose on May 29, 2003.

The stockholders voted to elect Mr. Richard Sanquini as a Group 1 Director of ZiLOG, Inc. Votes cast For, Against and Withheld in the election of Mr. Sanquini as a Group 1 Director of ZiLOG, Inc., were 22,221,393, 0 and 182,496, respectively. Total votes cast were 22,403,889, representing 75% of the total outstanding voting shares. The other members that continue to serve on the Company's Board of Directors include Mr. Joseph Colonnetta, Mr. Federico Faggin, Mr. James Thorburn and Mr. Michael Burger.

KPMG LLP was appointed as independent auditors of the Company's consolidated financial statements for the fiscal year ending December 31, 2003. Votes cast For, Against and Withheld in respect to appointment of KPMG as the Company's independent auditors for 2003 were 22,223,889, 180,000 and 0, respectively. Total votes cast were 22,403,889, representing 75% of the total outstanding voting shares.

The stockholders of ZiLOG MOD III, Inc. elected five directors to a one-year term: Mr. Richard Sanquini, Mr. Joseph Colonnetta, Mr. Federico Faggin, Mr. James Thorburn and Mr. Michael Burger. Each of these individuals received 21,381 proxy votes in favor of their appointment to the ZiLOG MOD III, Inc. Board of Directors and there were no votes Withheld or Against the appointments. The proxy votes cast were 21,381, representing 76% of the total outstanding voting shares.

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

 3.2 (b)   Amended and Restated Bylaws of ZiLOG, Inc.

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

  31       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

  32       Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as Adoptrd Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

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

b) Reports on Form 8-K:

  On April 23, 2003, ZiLOG, Inc. filed a Current Report on Form 8-K announcing a stock repurchase program.
  On April 24, 2003, ZiLOG, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.
  On June 5, 2003, ZiLOG, Inc. filed a Current Report on Form 8-K announcing stock repurchases of 250,000 shares under the stock repurchase program and the repurchase of 100,000 restricted shares from ZiLOG's President.
  On July 23, 2003, ZiLOG, Inc. furnished a Current Report on Form 8-K regarding the press release announcing the Company's financial results for the fiscal quarter ended June 30, 2003.

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

Date: August 13, 2003