Form 10-Q
period 2003-09-28
ZILOG INC
filed 2003-11-12
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

As of October 31, 2003, there were 29,090,045 shares of the Company's Common Stock, $.01 par value outstanding.

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

Extreme Connectivity © ZiLOG, Inc. 1999.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2003, and three months ended September 30, 2002	**

Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003, five months ended September 30, 2002 and four months ended April 30, 2002	**

Unaudited Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	**

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003, five months ended September 30, 2002 and four months ended April 30, 2002	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                         Three Months Ended
                                                             September 30,
                                                   -------------------------
                                                       2003         2002
                                                   ------------ ------------
Net sales.........................................       $26.0        $36.0
Cost of sales.....................................        13.3         19.9
                                                   ------------ ------------
Gross margin......................................        12.7         16.1

Operating expenses:
   Research and development.......................         4.5          4.1
   Selling, general and administrative............         7.2          8.2
   Special charges and reorganization items.......         1.3          0.8
   Amortization of intangible assets..............         1.7          3.0
                                                   ------------ ------------
     Total operating expenses.....................        14.7         16.1
                                                   ------------ ------------
Operating loss....................................        (2.0)       --

Other income (expense):
   Interest income................................         0.1          0.1
   Interest expense........................ ......        (0.1)        (0.1)
   Other, net.....................................       --             0.4
                                                   ------------ ------------
Income (loss) before provision for income taxes...        (2.0)         0.4
Provision for income taxes........................       --             0.2
                                                   ------------ ------------
Net income (loss).................................       ($2.0)        $0.2
                                                   ============ ============
Basic and diluted net income (loss) per share.....      ($0.07)       $0.01
                                                   ============ ============
Weighted-average shares used in computing basic
  and diluted net income (loss) per share.........        28.6         28.7
                                                   ============ ============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                                             Predecessor
                                                        Successor Company      Company
                                                   ------------------------- -----------
                                                   Nine Months  Five Months  Four Months
                                                      Ended        Ended        Ended
                                                     Sep. 30,     Sep. 30,    April 30,
                                                       2003         2002        2002
                                                   ------------ ------------ -----------
Net sales.........................................       $76.9        $64.1       $46.0
Cost of sales.....................................       $41.9         35.3        26.1
Cost of sales - fresh-start inventory
   adjustment.....................................       --             3.9        --
                                                   ------------ ------------ -----------
Gross margin......................................        35.0         24.9        19.9

Operating expenses:
   Research and development.......................        13.1          7.3         6.8
   Selling, general and administrative............        20.4         15.4        10.8
   Special charges and reorganization items.......         3.2          1.2         6.9
   Amortization of intangible assets..............         5.1          4.9        --
   In-process research and development............       --            18.7        --
                                                   ------------ ------------ -----------
     Total operating expenses.....................        41.8         47.5        24.5
                                                   ------------ ------------ -----------
Operating loss....................................        (6.8)       (22.6)       (4.6)
                                                   ------------ ------------ -----------
Other income (expense):
   Fresh-start adjustments........................       --           --           83.7
   Net gain on discharge of debt..................       --           --          205.7
   Interest income................................         0.2          0.1         0.1
   Interest expense (1)...........................        (0.3)        (0.4)       (5.0)
   Other, net.....................................         0.2          0.5         0.1
                                                   ------------ ------------ -----------
Income (loss) before reorganization items and
   provision for income taxes.....................        (6.7)       (22.4)      280.0
Reorganization items..............................       --           --            4.0
Provision for income taxes........................         0.2          0.7         0.1
                                                   ------------ ------------ -----------
Net income (loss).................................       ($6.9)      ($23.1)     $275.9
                                                   ============ ============ ===========
Preferred stock dividends accrued.................       --           --            1.9
                                                   ------------ ------------ -----------
Net income (loss) attributable to common
   stockholders...................................       ($6.9)      ($23.1)     $274.0
                                                   ============ ============ ===========
Basic and diluted net loss per share..............      ($0.24)      ($0.81)
                                                   ============ ============
Weighted-average shares used in computing
  basic and diluted net loss per share............        28.6         28.6
                                                   ============ ============
-------------------------------------
    (1) Excludes contractual interest of $4.2 million in the four months ended
        April 30, 2002 not recorded during reorganization.

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                             September 30,   December 31,
                                                                  2003           2002
                                                             -------------- --------------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................         $22.0          $29.4
   Accounts receivable, less allowance for doubtful
     accounts of $0.4 at September 30, 2003 and $0.5
     at December 31, 2002...................................          11.0           10.8
   Inventories..............................................           9.9           10.6
   Prepaid expenses and other current assets................           2.7            3.4
                                                             -------------- --------------
          Total current assets..............................          45.6           54.2
                                                             -------------- --------------

MOD III, Inc. assets held for sale..........................          30.0           30.0
Net property, plant and equipment...........................          18.9           21.9
Goodwill....................................................          34.6           34.6
Intangible assets, net......................................          13.2           18.3
Other assets................................................           8.0            9.8
                                                             -------------- --------------
                                                                    $150.3         $168.8
                                                             ============== ==============
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'EQUITY
Current liabilities:
   Short-term debt..........................................          $5.0           $6.9
   Accounts payable.........................................           8.9           10.2
   Income taxes payable.....................................           1.3         --
   Accrued compensation and employee benefits...............           4.1            7.4
   Other accrued liabilities................................           2.6            2.6
   Accrued special charges..................................           0.5            0.6
   Deferred income on shipments to distributors.............           5.5            7.4
                                                             -------------- --------------
          Total current liabilities.........................          27.9           35.1
                                                             -------------- --------------

Deferred income taxes.......................................          18.5           22.4
Other non-current liabilities...............................          14.5           14.5
                                                             -------------- --------------
          Total liabilities.................................          60.9           72.0
                                                             -------------- --------------

Minority interest in MOD III assets.........................          30.0           30.0

Stockholders' equity:
   Common Stock.............................................           0.3            0.3
   Deferred stock compensation..............................          (2.4)          (4.6)
   Additional paid-in capital...............................          96.1           97.1
   Treasury stock...........................................          (1.8)        --
   Accumulated deficit......................................         (32.8)         (26.0)
                                                             -------------- --------------
          Total stockholders' equity........................          59.4           66.8
                                                             -------------- --------------
Total liabilities and stockholders' equity..................        $150.3         $168.8
                                                             ============== ==============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                           Predecessor
                                                                      Successor Company      Company
                                                                 -------------------------------------
                                                                 Nine Months  Five Months  Four Months
                                                                    Ended        Ended        Ended
                                                                  Sep. 30,     Sep. 30,     April 30,
                                                                     2003         2002        2002
                                                                 ------------ ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................       ($6.9)      ($23.1)     $275.9
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     In-process research and development........................        --           18.7         --
     Net gain on discharge of debt..............................        --           --        (205.7)
     Amortization of fresh-start adjustments....................        --           --         (83.7)
     Fresh-start inventory adjustment...........................        --            3.9         --
     Amortization of fresh-start intangible assets..............         5.1          5.0         --
     Depreciation and amortization..............................         4.3          2.8         2.5
     Impairment of equity investment............................         0.2         --           --
     Impairment of long lived assets............................         0.2         --           2.7
     Stock-based compensation...................................         1.2          2.6         0.1
   Changes in operating assets and liabilities:
     Accounts receivable, net...................................        (0.2)        (1.4)        2.1
     Inventories................................................         0.8          2.9         2.9
     Prepaid expenses and other current and
       non-current assets.......................................         1.7         (1.7)        0.1
     Accounts payable...........................................        (1.2)         0.4        (0.1)
     Accrued compensation and employee benefits.................        (3.3)         1.3        (1.8)
     Liabilities subject to comprise............................        --           --           6.6
     Other accrued liabilities, deferred income on shipments
          to distributors, deferred income taxes, income
          taxes payable and accrued special charges.............        (4.6)        (2.8)       (6.8)
                                                                 ------------ ------------ -----------
        Net cash provided (used) by operations before
           reorganization items.................................        (2.7)         8.6        (5.2)
   Reorganization items - professional fees paid................        --           --          (2.3)
                                                                 ------------ ------------ -----------
        Net cash provided (used) by operating activities........        (2.7)         8.6        (7.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures........................................        (1.6)        (0.8)       (1.0)
                                                                 ------------ ------------ -----------
        Cash used by investing activities.......................        (1.6)        (0.8)       (1.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of short-term debt...............................        (1.9)        (2.5)       (3.4)
    Proceeds from issuance of common stock......................        --            0.3         --
    Payments for stock redemptions..............................        (1.2)        (0.2)        --
                                                                 ------------ ------------ -----------
        Cash used by financing activities.......................        (3.1)        (2.4)       (3.4)
                                                                 ------------ ------------ -----------
Increase (decrease) in cash and cash equivalents................        (7.4)         5.4       (11.9)
Cash and cash equivalents at beginning of period................        29.4         18.8        30.7
                                                                 ------------ ------------ -----------
Cash and cash equivalents at end of period......................       $22.0        $24.2       $18.8
                                                                 ============ ============ ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2002 Annual Report filed on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003 (Commission File Number 333-98529).

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

On February 28, 2002, ZiLOG and its subsidiary, MOD III, Inc., filed a Reorganization Plan with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court subsequently confirmed the Reorganization Plan by its order entered on April 30, 2002. The Reorganization Plan became effective on May 13, 2002 (April 30, 2002, for financial reporting purposes). The Company, prior to emergence from bankruptcy, is referred to as the "Predecessor Company" and the reorganized company is referred to as the "Successor Company." The effect of the Plan of Reorganization included conversion of the Company's $280 million senior secured notes to common stock.

A black line has been drawn in the accompanying financial statements to distinguish, for accounting purposes, between the Successor Company and the Predecessor Company. The Company's results of operations after April 30, 2002 and the consolidated balance sheets at December 31, 2002 and September 30, 2003 are not comparable to the results of operations prior to April 30, 2002 and historical balance sheets prior to April 30, 2002, due to the adoption of "fresh-start" reporting upon emergence from bankruptcy. However, such differences in the results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in the balance sheets relate to inventories, property, plant and equipment, intangible assets, conversion of senior notes into common stock and minority interest. Certain figures, such as net sales and certain expenses, were not affected by the adoption of fresh-start accounting and, accordingly, the Company believes them to be comparable. Details of the events associated with the May 2002 reorganization are included in the Company's 2002 Annual Report on Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to OEM customers is recognized upon transfer of legal title, which occurs at time of shipment or upon delivery to the customer, depending upon the FOB terms. Revenue on these sales is reported net of appropriate allowances for returns which are recorded at the time of revenue recognition and represent the Company's only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding deferred cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis under the caption, "Deferred income on shipments to distributors."

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. As of September 30, 2003, the Company reviewed these assets for impairment and no adjustment to the carrying value was indicated. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, in May 2002, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheets are as follows (in millions):

                                         Current       Brand
                                        Technology     Name        Total
                                       ------------ ----------- -----------
Gross carrying amount.................       $17.0        $9.2       $26.2
Accumulated amortization..............        11.0         2.0        13.0
                                       ------------ ----------- -----------
Book value at September 30, 2003......        $6.0        $7.2       $13.2
                                       ============ =========== ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                                                      Current      Brand       Total
                                           Year     Technology      Name    Amortization
                                       ------------ ----------- ----------- ------------
                                       October to Dec-
                                        ember 2003        $1.3        $0.4         $1.7
                                           2004            2.9         1.3          4.2
                                           2005            1.1         1.1          2.2
                                           2006            0.4         1.0          1.4
                                           2007            0.2         0.8          1.0
                                        Thereafter         0.1         2.6          2.7
                                                    ----------- ----------- ------------
                                          Total           $6.0        $7.2        $13.2
                                                    =========== =========== ============

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts, sales returns and allowances and asset impairments. Actual results could differ from those estimates.

Research and Development Expenses. ZiLOG's policy is to record all research and development expenditures for items with no future alternative use as period expenses when incurred. In-process research and development charges relate to partially developed semiconductor product designs that had not reached technological feasibility and have no alternative future use on the date they were acquired or valued for fresh-start reporting.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company's customer base consists primarily of businesses in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of September 30, 2003, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable. Future Electronics, Inc. and Thomson Consumer Electronics each had net accounts receivable at September 30, 2003, of approximately $1.3 million.

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

                                                                                              Predecessor
                                                               Successor Company               Company
                                             ------------------------------------------------ ----------
                                                Three        Three        Nine        Five       Four
                                                Months       Months       Month      Months     Month
                                                Ended        Ended        Ended      Ended      Ended
                                               Sep. 30,     Sep. 30,    Sep. 30,    Sep. 30,  April 30,
                                                 2003         2002        2003        2002       2002
                                             ------------ ------------ ----------- ---------- ----------
Net income (loss) as reported...............       ($2.0)        $0.2       ($6.9)    ($23.1)    $275.9
Add stock-based employee  compensation
   expense included in reported net
   income (loss), net of tax................         0.4          0.6         1.2        2.6        0.1
Deduct total stock-based employee
   compensation expense determined
   under fair-value based method
   for all awards, net of tax...............        (0.3)        (0.3)       (1.3)      (2.7)      (0.3)
                                             ------------ ------------ ----------- ---------- ----------
Proforma net income (loss)..................       ($1.9)        $0.5       ($7.0)    ($23.2)    $275.7
                                             ============ ============ =========== ========== ==========

The fair value of options granted in 2002 and 2003 under the 2002 Omnibus Stock Incentive Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                                                         Predecessor
                                                            Successor Company             Company
                                           --------------------------------------------- ----------
                                              Three      Three       Nine        Five       Four
                                             Months      Months      Month      Months     Month
                                              Ended      Ended       Ended      Ended      Ended
                                            Sep. 30,    Sep. 30,   Sep. 30,    Sep. 30,  April 30,
                                              2003        2002       2003        2002       2002
                                           ----------- ---------- ----------- ---------- ----------
Annual average risk free interest rate....        3.0%       3.0%        3.0%       3.0%       3.5%
Estimated life in years...................         5            5          5          5           5
Dividend yield............................        0.0%       0.0%        0.0%       0.0%       0.0%
Volatility................................       84.2%      88.9%       84.2%      88.9%        N/A

Adoption of Accounting Standards. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for variable interest entities created before February 1, 2003, and is effective in the fourth quarter of 2003. The adoption of FIN 46 did not have an impact on the Company's unaudited condensed consolidated financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The impact from the adoption of EITF Issue 00-21 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on the Company's unaudited condensed consolidated financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 did not have any impact on the Company's unaudited condensed consolidated financial statements.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can change in the short term. Inventories, net of provisions, consist of the following (in millions):

                                             Sep. 30,   December 31,
                                               2003         2002
                                           ------------ ------------
     Raw materials........................        $0.4         $0.5
     Work-in-process......................         6.5          7.5
     Finished goods.......................         3.0          2.6
                                           ------------ ------------
                                                  $9.9        $10.6
                                           ============ ============

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges are as follows (in millions):

                                                                                              Predecessor
                                                 Successor Company       Successor Company      Company
                                             ------------------------- ---------------------- ----------
                                                Three        Three        Nine        Five       Four
                                                Months       Months       Month      Months     Month
                                                Ended        Ended        Ended      Ended      Ended
                                               Sep. 30,     Sep. 30,    Sep. 30,    Sep. 30,  April 30,
                                                 2003         2002        2003        2002       2002
                                             ------------ ------------ ----------- ---------- ----------
Asset impairments:
   Austin Texas assets......................    $ --         $ --         $ --        $ --         $1.7
   Internal use software....................      --           --           --          --          0.8
   Nampa, Idaho assets......................      --           --             0.2       --          --
   Goodwill write-offs......................      --           --           --          --          0.2
   Equity investment write-down.............         0.2       --             0.2       --         --
Restructuring of operations:
   Employee severance and
     termination benefits...................         0.6       --             1.3       --          1.2
   MOD III closure costs....................         0.4          0.3         1.0        0.6        2.3
   Lease termination costs..................      --           --           --          --          0.7
Professional fees for debt
   restructuring and S-1 filings............         0.1          0.5         0.5        0.6        4.0
                                             ------------ ------------ ----------- ---------- ----------
                                                    $1.3         $0.8        $3.2       $1.2      $10.9
                                             ============ ============ =========== ========== ==========

The following table summarizes activity in accrued special charges (in millions):

                                                     Severance
                                                        and       MOD III       Debt
                                                    Termination   Closure   Restructur-
                                          Total      Benefits      Costs        ing
                                       ------------ ----------- ----------- ------------
    Balance at December 31, 2002......        $0.6        $0.5        $0.1       $ --
    Total charged to special
       charges........................         2.8         1.3         1.0          0.5
    Cash paid.........................        (2.9)       (1.5)       (1.1)        (0.3)
                                       ------------ ----------- ----------- ------------
    Balance at September 30, 2003.....        $0.5        $0.3       $ --          $0.2
                                       ============ =========== =========== ============

During the three months ended September 30, 2003, ZiLOG incurred approximately $1.3 million of special expenses, which included severance and termination benefits of $0.6 million relating to a reduction-in-force at the Company's Philippine's test facility, and severance costs associated with elimination of certain administrative positions, primarily in San Jose. Approximately $0.4 million of special charges for the period relate to continuing post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for sale of the property. Approximately $0.1 million of special charges relate to third-party professional service fees for legal and accounting services to register 11.7 million shares of common stock as required by the Company's 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of the Company's May 2002 debt and equity restructuring activities. Additionally, asset impairments consisted of approximately $0.2 million of a non-cash impairment loss recognized on the write-down of an equity investment.

Restructuring of operations during the nine-month period ended September 30, 2003 of $3.2 million included severance and termination benefits of $1.3 million, which primarily related to a reduction-in-force at the Company's Nampa, Idaho manufacturing plant and Philippine's test facility, eliminating a total of approximately 86 positions. Approximately $1.0 million of special charges for the nine-month period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges relate to third-party professional fees for legal and accounting services to register 11.7 million shares of common stock as required by the Company's 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of the Company's May 2002 debt and equity restructuring activities.

Asset impairments of $0.4 million included computer equipment with a net book value of $0.2 million that was retired in connection with an information system upgrade that included new equipment purchases. The redundant equipment was written off to special charges. Additionally, approximately $0.2 million impairment loss was recognized on an equity investment.

During the three months ended September 30, 2002, ZiLOG incurred special charges of $0.8 million for restructuring of operations. Approximately $0.3 million of special charges relate to activities associated with the closure of the MOD III eight-inch wafer fabrication facility in Idaho, referred to as the "MOD III facility." These charges related to post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges relate to third party professional service fees for legal and financial advisors who were assisting with the Company's debt and equity restructuring activities.

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

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers ("OEMs") in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Prior to the consummation of the Company's reorganization, there were two reportable business segments called communications and embedded control. The prior reporting structure was based on a previous operating and reporting organization that was focused largely on development of new products targeted 32-bit microprocessors for the communications and networking sectors. ZiLOG is now organized and focused on its core business, which is based on 8-bit micrologic product solutions. The Company operates in one reporting segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. ZiLOG has two broad business lines called embedded control, also referred to as micrologic, and standard products. The following table represents the net sales by business line for each for the periods indicated (dollars in millions):

                                                                                               Predecessor
                                                   Successor Company       Successor Company     Company
                                             ------------------------ ------------------------ -----------
                                                Three        Three       Nine         Five        Four
                                                Months      Months       Month       Months       Month
                                                Ended        Ended       Ended       Ended        Ended
                                               Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,    April 30,
                  Products                       2003        2002        2003         2002        2002
-------------------------------------------- ------------ ----------- ----------- ------------ -----------
   Embedded control products include:
      8-bit Microcontrollers
        and Microprocessors.................       $15.8       $22.5       $48.9        $41.5       $29.1
                                             ------------ ----------- ----------- ------------ -----------
        Total...............................       $15.8       $22.5       $48.9        $41.5       $29.1
                                             ------------ ----------- ----------- ------------ -----------
   Standared products include:
     Serial Communications
       Controllers..........................        $3.9        $3.6       $10.4         $6.7        $5.0
     Modems.................................         1.3         2.4         2.3          5.0         4.7
     IrDA transceivers......................         0.7         0.6         1.8          1.3         0.5
     Televesion, PC peripherals and other...         1.1         2.6         4.0          4.9         5.8
     Foundry services.......................         3.2         4.3         9.5          4.7         0.9
                                             ------------ ----------- ----------- ------------ -----------
        Total...............................       $10.2       $13.5       $28.0        $22.6       $16.9
                                             ------------ ----------- ----------- ------------ -----------
   Net sales................................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                                                                               Predecessor
                                                 Successor Company         Successor Company     Company
                                             ------------------------ ------------------------ -----------
                                                Three        Three       Nine         Five        Four
                                                Months      Months       Month       Months       Month
                                                Ended        Ended       Ended       Ended        Ended
                                               Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,    April 30,
                                                 2003        2002        2003         2002        2002
                                             ------------ ----------- ----------- ------------ -----------
Net sales by region:
Americas....................................       $15.6       $21.8       $43.8        $38.7       $25.2
Asia........................................         7.3        10.4        23.2         18.4        13.8
Europe......................................         3.1         3.8         9.9          7.0         7.0
                                             ------------ ----------- ----------- ------------ -----------
   Total....................................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

Net sales by channel:
OEM.........................................       $14.5       $21.3       $40.6        $36.9       $25.8
Distributor.................................        11.5        14.7        36.3         27.2        20.2
                                             ------------ ----------- ----------- ------------ -----------
   Total....................................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

Major Customers. During the three months and nine months ended September 30, 2003, one customer, Future Electronics, Inc., accounted for approximately 17.7% and 17.6% of the Company's net sales, respectively, and a second customer, Globespan Virata, Inc. accounted for approximately 12.2% and 12.3% of net sales, respectively during the same periods. During the three months ended September 30, 2002, two customers, Pioneer-Standard Electronics and Globespan Virata, Inc. accounted for 14.4% and 11.6%, respectively. During the five-month period ended September 30, 2002 and the four-month period ended April 30, 2002, one customer, Pioneer-Standard Electronics, accounted for approximately 16.0% and 10.5% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At September 30, 2003, the Company had borrowings outstanding of $5.0 million at a LIBOR-based rate of 3.6% and had additional borrowing capacity available of $0.8 million. The Facility is scheduled to expire on May 13, 2005. As of September 30, 2003, the Company also had $0.3 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility, including tangible net asset value and fixed charge coverage ratio, only if the total of the Company's cash, cash equivalents and availability on the facility are less than $7.5 million at any month end.

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

NOTE 8. INCOME TAXES

The Company's provision for income taxes during the nine- and three-month periods ended September 30, 2003, the five-month period ended September 30, 2002 and the four-month period ended April 30, 2002, reflects estimated income tax rates for the year, including foreign income taxes for the jurisdictions in which the Company was profitable, as well as foreign withholding taxes and state minimum taxes.

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

NOTE 9. MINORITY INTEREST

Minority interest of approximately $30.0 million is recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. Series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale. The Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition subsequent to its closure and prior to transfer of title to a buyer. As of September 30, 2003, the Company has expensed a total of approximately $1.0 million in order to maintain the facility in saleable condition. In the event the MOD III assets are sold for less than $30 million, or external factors indicate that the MOD III assets have a fair value less than $30 million, the Company will recognize an impairment charge.

NOTE 10. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

                                                             Successor Company
                                           ------------------------------------------------
                                              Three        Three        Nine        Five
                                              Months       Months      Months      Months
                                              Ended        Ended        Ended      Ended
                                             Sep. 30,     Sep. 30,    Sep. 30,    Sep. 30,
                                               2003         2002        2003        2002
                                           ------------ ------------ ----------- ----------
Net income (loss).........................       ($2.0)        $0.2       ($6.9)    ($23.1)
                                           ============ ============ =========== ==========
Weighted-average shares
   outstanding............................        29.1         29.9        29.2       29.7
Less: Weighted-average shares
   subject to repurchase..................         0.5          1.2         0.6        1.1
                                           ------------ ------------ ----------- ----------
Weighted-average shares used in
   computing basic and diluted
   net income (loss) per share............        28.6         28.7        28.6       28.6
                                           ============ ============ =========== ==========
Basic and diluted net income
   (loss) per share.......................      ($0.07)       $0.01      ($0.24)    ($0.81)
                                           ============ ============ =========== ==========

At September 30, 2003 and 2002, options to purchase approximately 2.6 million and 1.9 million shares of common stock, respectively, were excluded from the determination of diluted net income (loss) per share, as the effect of such options were anti-dilutive. As of September 30, 2003, the weighted average exercise price of the options was $2.74. As of September 30, 2002, the weighted average exercise price of the options was $2.76. At September 30, 2003, there were 29,090,045 million shares of common stock issued and outstanding.

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

On May 1, 2003, the Company repurchased on the open market 250,000 shares of its common stock at $2.00 per share, which resulted in a net cash outlay of $0.5 million. On May 30, 2003, ZiLOG's Board of Directors approved the repurchase of 100,000 shares of common stock from ZiLOG's President, Michael Burger, at the closing price on that day of $3.25 per share. Mr. Burger continues to own 400,000 shares of restricted common stock. The net cash paid to repurchase these 350,000 shares was approximately $664,000, which is net of certain loan repayments made to the Company by Mr. Burger. As of September 30, 2003, under the stock repurchase plan, the Company repurchased an additional 341,500 shares of restricted common stock from former employees for approximately $485,000, which is net of certain loan repayments made to the Company by these former employees. In connection with the above repurchases of shares from employees and former employees, the Company retired approximately $623,000 of employee loans receivable. Additionally, during the third quarter, the Company repurchased 8,827 shares of common stock from employee stock option exercises for approximately $34,000. All of these shares are reflected in the financial statements of the Company as treasury stock as of September 30, 2003. There were no repurchases of common stock over the nine-month period ending September 30, 2002.

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

NOTE 12. SUBSEQUENT EVENT

The Company renewed its lease in the 54,000 square foot facility in the Philippines. The original lease was due to expire March 31, 2004. The new lease runs through March 31, 2009. The base annual rent and a security deposit of six months rent for approximately $0.5 million was paid in October 2003. A majority of the Company's final test, inventory warehousing and logistics resides at this facility. Future commitments under this new lease are as follows:

                                                 Year
                                                Ending
                                               Dec. 31,        $
                                             ------------ -----------
                                                 2004            0.3
                                                 2005            0.3
                                                 2006            0.4
                                                 2007            0.4
                                                 2008            0.5
                                                Beyond           0.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this annual report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the nine-month and three-month periods ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the section entitled the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2002 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA as a measure of liquidity herein and in our investor conference calls. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial information disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliations.

A black line has been drawn in the accompanying financial statements to distinguish, for accounting purposes, between the Successor Company and the Predecessor Company. The Company's results of operations after April 30, 2002 and the consolidated balance sheets at December 31, 2002 and September 30, 2003 are not comparable to the results of operations prior to April 30, 2002 and historical balance sheets prior to April 30, 2002, due to the adoption of "fresh-start" reporting upon emergence from bankruptcy. However, such differences in the results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in the balance sheets relate to inventories, property, plant and equipment, intangible assets, conversion of senior notes into common stock and minority interest. Certain figures, such as net sales and certain expenses, were not affected by the adoption of fresh-start accounting and, accordingly, the Company believes them to be comparable. Details of the events associated with the May 2002 reorganization are included in the Company's 2002 Annual Report on Form 10-K.

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

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., (MOD III, Inc.), filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.'s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, although for financial reporting purposes we use May 1, 2002 as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the "Predecessor Company" and to the reorganized company as the "Successor Company."

Pursuant to the joint reorganization plan, $325.7 million of liabilities were extinguished, which included $280.0 million principal amount of our 9.5% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The Predecessor Company's equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

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

Fresh-Start Reporting. Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Freres & Co., LLC, and in reliance upon various valuation methods, and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million. This estimate of equity value was derived from a weighted average of three valuations results based on comparable public company, precedent transaction and discounted cash flow analyses. For the purposes of the comparable public company analysis, Lazard analyzed the trading multiples of numerous public companies in the semiconductor industry, including Semtech, Globespan and Zarlink (formerly Mitel), amongt others. The comparable public company analysis yielded a valuation range of $70 - $87 million; Lazard weighted this analysis 35% in its estimated valuation. The precedent transaction analysis yielded a valuation range of $88 - $109 million; Lazard weighted this analysis 30% in its estimated valuation. The discounted cash flow analysis yielded a valuation range of $82 - $106 million; Lazard weighted this analysis 35% in its estimated valuation. These valuations were based on the underlying assumptions and limitations set forth in their report. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.

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

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. The goodwill is not subject to amortization, but is tested for impairment at least annually, as required by FAS 142.

We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2003, and no impairment charge was recorded as no impairment of the carrying value was indicated. We plan to perform this test in the third quarter each year unless the existence of triggering events indicates that an earlier review should be performed.

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

Period Comparisons

Our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2002 and September 30, 2003 are not comparable to the results of operations prior to April 30, 2002 and the historical balance sheet at December 31, 2001, due to our adoption of "fresh- start" reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, in-process research and development, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, property, plant and equipment, intangible assets, conversion of senior notes to common stock and minority interest. Certain figures, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared results of our successor company's operations for the three and nine months ended September 30, 2003 to the predecessor and successor company's results for the three and nine months ended September 30, 2002. The combined results are not meant to be a presentation in accordance with generally accepted accounting principles.

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars and as a percentage of total net sales for each period indicated, as follows (in millions):

                                                                                               Predecessor
                                                  Successor Company       Successor Company      Company
                                             ------------------------ ------------------------ -----------
                                                Three        Three       Nine         Five        Four
                                                Months      Months       Month       Months       Month
                                                Ended        Ended       Ended       Ended        Ended
                                               Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,    April 30,
                                                 2003        2002        2003         2002        2002
                                             ------------ ----------- ----------- ------------ -----------
Net sales by region:
Americas....................................       $15.6       $21.8       $43.8        $38.7       $25.2
Asia........................................         7.3        10.4        23.2         18.4        13.8
Europe......................................         3.1         3.8         9.9          7.0         7.0
                                             ------------ ----------- ----------- ------------ -----------
   Total by region..........................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

Net sales by channel:
OEM.........................................       $14.5       $21.3       $40.6        $36.9       $25.8
Distributor.................................        11.5        14.7        36.3         27.2        20.2
                                             ------------ ----------- ----------- ------------ -----------
   Total by channel.........................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

Net sales by busines line:
   Embedded control products
   8-bit Microcontrollers
        and Microprocessors.................       $15.8       $22.5       $48.9        $41.5       $29.1
                                             ------------ ----------- ----------- ------------ -----------
        Total...............................       $15.8       $22.5       $48.9        $41.5       $29.1
                                             ------------ ----------- ----------- ------------ -----------
   Standared products
     Serial Communications
       Controllers..........................        $3.9        $3.6       $10.4         $6.7        $5.0
     Modems.................................         1.3         2.4         2.3          5.0         4.7
     IrDA transceivers......................         0.7         0.6         1.8          1.3         0.5
     Televesion, PC peripherals and other...         1.1         2.6         4.0          4.9         5.8
     Foundry services.......................         3.2         4.3         9.5          4.7         0.9
                                             ------------ ----------- ----------- ------------ -----------
        Total...............................       $10.2       $13.5       $28.0        $22.6       $16.9
                                             ------------ ----------- ----------- ------------ -----------
   Total by business line...................       $26.0       $36.0       $76.9        $64.1       $46.0
                                             ============ =========== =========== ============ ===========

During the past two years, we have implemented a series of business restructuring programs aimed at refocusing the Company on our core 8-bit micrologic product portfolio. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished the entire $280.0 in million principal value of our 9.5% Senior Secured Notes due 2005, which had required us to pay semiannual interest payments of $13.3 million each March 15 and September 15.

Nine-Month Periods Ended September 30, 2003 and September 30, 2002

Net Sales. Beginning in 2000 we experienced a trend of reduced demand for many of our products that has in certain market areas continued through the first nine months of 2003. During this time, we have refocused our business on our core 8-bit micrologic portfolio of embedded control products and de-emphasized certain product offerings in our standard products area.

Our net sales of $76.9 million in the first nine months of 2003 represents a decrease of 30.2% from net sales of $110.1 million in the first nine months of 2002. This decrease in net sales reflects lower unit shipments in both our embedded control and standard products. Our net sales decline during the first nine months of 2003 compared to the same period in 2002 reflects overall lower market demand as well as continued conversion of our older Z80 microprocessors and Z8 microcontrollers to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8 Encore!® and eZ80Acclaim!™ products that are focussed on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Although we have experienced significant customer interest in our new Z8 Encore!® and eZ80Acclaim!™ products and related design tool-kits, we do not expect significant volume shipments of these products during 2003.

Net sales of our standard products for the nine months ended September 30, 2003 decreased $11.5 million or 29.1% to $28.0 million from $39.5 million in the same period of 2002. This decrease reflects:

  a $7.4 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware-driven solution to an internally developed software-operated modem. This customer accounted for $7.0 million of sales in 2002. We expect minimal net sales from this customer with respect to modems in 2003; and
  a $6.6 million decrease in net sales of our television and peripheral products offset by a $3.9 million increase in our Mod II wafer foundry business. The TV and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated to alternative solutions. Despite the increase in our foundry sales during the nine month period of 2003 compared to 2002, we are not investing in this business and we expect foundry sales to decline in the future.

Gross Margin. Our cost of sales primarily represents the cost of producing our products, including wafer fabrication, assembly and test expenditures. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 45.5% in the first nine months of 2003, up from 40.7% in the same period of 2002. This improvement in our gross margin percentage during 2003 reflects a $3.9 million charge for amortization of fresh-start reporting inventory adjustments during the first nine months of 2002. (See Note 3, "Fresh-Start Reporting," on Notes to Consolidated Financial Statements in our 2002 Annual Report filed on Form 10-K.) Although our "gross margin as adjusted" is a non-GAAP measure, we believe it is meaningful to investors as excluding the bankruptcy-related inventory adjustment provides a more accurate reflection of comparable performance. Exclusive of this one-time amortization charge, our gross margin as adjusted was 44.2% of net sales for the nine months ended September 30, 2002. Lower revenue have resulted in lower wafer production needs, although for the nine months ended September 30, 2003 we have improved our gross margin compared to the same period in 2002. The improved margin is a result of lower manufacturing costs driven by improved yields, production efficiencies and lower vendor pricing. We have continued to rationalize our manufacturing cost structure in response to these lower demand requirements including a reduction in force of approximately 55 positions in our 5" MOD II Nampa, Idaho facility in February 2003, and approximately 30 positions in our assembly plant in the Philippines in September 2003. We purchase our wafer requirements for 0.35-micron technologies from our foundry suppliers primarily in Taiwan including our new embedded flash-based Z8 Encore!® and eZ80Acclaim!™ products.

Research and Development Expenses. Research and development expenses were $13.1 million in the first nine months of 2003, reflecting a 7.1% decrease from the $14.1 million of research and development expenses reported in the first nine months of 2002. The decrease in research and development expense primarily reflects lower payroll-related costs as a result of headcount reductions, reflecting the closure, in 2002, of our Austin, Texas design center and the related termination of all product development activities in connection with our development-stage CarteZian line of 32-bit microprocessors. Our R&D efforts during 2003 have been and will continue to be primarily directed towards development of core micrologic products and tool support, particularly for our Z8 Encore!® and eZ80Acclaim!™ families of 8-bit embedded-flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.4 million in the first nine months of 2003 from $26.2 million in the first nine months of 2002. The decrease in our selling, general and administrative spending in the first nine months of 2003 reflects lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expense, reduced sales commissions and elimination of bonus compensation as a result of lower sales levels.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                                Three Months Ended          Nine Months Ended
                                             ------------------------ ------------------------
                                               Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,
                                                 2003        2002        2003         2002
                                             ------------ ----------- ----------- ------------
Asset impairments:
   Austin, Texas assets.....................     $   --       $   --      $   --         $1.7
   Internal use software....................         --           --          --          0.8
   Nampa, Idaho assets......................         --           --         0.2          --
   Goodwill write-offs......................         --           --          --          0.2
   Equity investment write-down.............         0.2          --         0.2          --
Restructuring of operations:
   Employee severance and
      termination benefits..................         0.6          --         1.3          1.2
   MOD III closure costs....................         0.4         0.3         1.0          2.9
   Lease termination costs..................         --           --          --          0.7
Professional fees for debt
   restructuring and S-1 filings............         0.1         0.5         0.5          4.6
                                             ------------ ----------- ----------- ------------
                                                    $1.3        $0.8        $3.2        $12.1
                                             ============ =========== =========== ============
------------------------
Note: The period ended September 30, 2002 reflects combined results of the Predecessor and the
      Successor Company. The three-months ended September 30, 2003 and 2002, and the nine-month period ended September 30, 2003, reflect only the results of the Successor Company.

The following table summarizes activity in accrued special charges (in millions):

                                                     Severance
                                                        and       MOD III       Debt
                                                    Termination   Closure   Restructur-
                                          Total      Benefits      Costs        ing
                                       ------------ ----------- ----------- ------------
    Balance at December 31, 2002......        $0.6        $0.5        $0.1       $ --
    Total charged to special
       charges........................         2.8         1.3         1.0          0.5
    Cash paid.........................        (2.9)       (1.5)       (1.1)        (0.3)
                                       ------------ ----------- ----------- ------------
    Balance at September 30, 2003.....        $0.5        $0.3       $ --          $0.2
                                       ============ =========== =========== ============

During the nine months ended September 30, 2003, special charges totaled $3.2 million, which was comprised of $2.3 million of restructuring of operations expenses, long-lived asset impairments of $0.2 million, and equity investment impairment of $0.2 million and professional fees of $0.5 million in connection with the registration of common stock required by our reorganization plan. The restructuring of operations relates to severance and benefit costs in connection with the reduction of a total of approximately 86 positions that were eliminated in our MOD II wafer fabrication facility and our Philippine assembly plant, and, the ongoing costs of maintaining our MOD III facility which is being held for sale.

In connection with the closure of our Austin, Texas design center in the first nine months of 2002, we abandoned furniture, fixtures and equipment with a book value of approximately $1.7 million. Also in connection with this action and the streamlining of our sales force, we paid severance and termination benefits of approximately $1.2 million. Approximately $0.8 million of computer aided design software was impaired in the first nine months of 2002 as a result of our decision to cancel development of the CarteZian family of 32-bit RISC microprocessors. Additionally, we incurred $2.9 million of special charges during the first nine months of 2002 in connection with the closure of our MOD III eight-inch wafer fabrication facility in Idaho as well as $0.7 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing of the facilities. Chapter 11 reorganization-related costs of $4.6 million for the nine months ended September 30, 2002 relate primarily to legal and other professional service fees. In addition $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off during the nine months ended September 30, 2002.

Stock-Based Compensation. During the nine-month periods ended September 30, 2003 and 2002, we recognized $1.2 and $2.6 million of stock-based compensation, respectively, in connection with the award of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants is measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $1.6 million, $1.4 million and $0.7 million for the years ending December 31, 2003 through 2005, respectively

In-Process Research and Development. During the first nine months of 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation of the Company's reorganization value determined by an independent appraiser. The projects related to the research and development (partially developed semiconductor product designs), had not reached technological feasibility as of the effective date of our reorganization and have no alternative future use. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced to meet customer design specifications, including functions, features and performance requirements. There can be no assurance that these products will ever achieve commercial success.

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

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2003, and no impairment change was recorded as no impairment of the carrying value was indicated. We plan to perform this test in the third quarter each year unless the existence of triggering events indicates that an earlier review should be performed.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                         Current       Brand
                                        Technology     Name        Total
                                       ------------ ----------- -----------
Gross carrying amount.................       $17.0        $9.2       $26.2
Accumulated amortization..............        11.0         2.0        13.0
                                       ------------ ----------- -----------
Book value at September 30, 2003......        $6.0        $7.2       $13.2
                                       ============ =========== ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                                                      Current      Brand       Total
                                           Year     Technology      Name    Amortization
                                       ------------ ----------- ----------- ------------
                                       October to Dec-
                                        ember 2003        $1.3        $0.4         $1.7
                                           2004            2.9         1.3          4.2
                                           2005            1.1         1.1          2.2
                                           2006            0.4         1.0          1.4
                                           2007            0.2         0.8          1.0
                                        Thereafter         0.1         2.6          2.7
                                                    ----------- ----------- ------------
                                          Total           $6.0        $7.2        $13.2
                                                    =========== =========== ============

Other Income (Expense). During the nine-month period ended September 30, 2002, our other income and expense was primarily comprised of $205.7 million of net gain on discharge of debt and $83.7 million of fresh-start adjustments.

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

Interest Expense. During the nine-month period ended September 30, 2002, our interest expense was primarily accrued in connection with our 9.5% senior secured notes payable, which notes and related accrued interest were extinguished in connection with our reorganization effective May 13, 2002.

Income Taxes. Our provision for income taxes during the nine- month periods ended September 30, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of our non-current assets. Deferred tax liabilities were recorded in the period ended December 31, 2002 to reflect the net tax effect of our assets that have a book basis in excess of their tax basis.

Three Month Periods Ended September 30, 2003 and September 30, 2002

Net Sales. Overall, our net sales during the three months ended September 30, 2003 were $26.0 million, which represents a 27.8% decline from our net sales of $36.0 million during the same period of 2002. This decrease in net sales is the result of lower unit shipments in both our embedded control and standard product offerings. Our quarterly net sales decline reflects the overall lower market demand as well as continued conversion of our older Z80 and Z8 micrologic products to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8 Encore!® and eZ80Acclaim!™ products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Although we have experienced significant customer interest in our new Z8 Encore!® and eZ80Acclaim™ products and related design tool-kits, we do not expect volume shipments of these products during 2003.

Net sales of our standard products for the three months ended September 30, 2003 were $10.2 million, reflecting a $3.3 million or 24.4% decline from net sales of $13.5 million in the same period of 2002. This decrease reflects:

  a $1.1 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware driven solution to an internally developed software operated modem. This customer accounted for $7.0 million of sales in 2002. We expect minimal net sales from this customer with respect to modems in 2003; and
  a $2.6 million decrease in net sales of our television, peripheral products and wafer foundry business. The TV and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated to alternative solutions. We also expect further sales declines in our foundry business.

Gross Margin. Our gross margin as a percentage of net sales increased to 48.8% in the third quarter of 2003 as compared to 44.7% in the same period of 2002. The increase in our gross margin as a percentage of sales for the three months ended September 30, 2003 as compared to the same period in 2002, reflects our continued rationalization of our manufacturing cost structure including our 5" MOD II Nampa, Idaho facility and our test facility in the Philippines. We continue to purchase our wafer requirements for 0.35-micron wafer technologies from our foundry suppliers primarily in Taiwan, including our new embedded flash-based Z8 Encore!® and eZ80Acclaim!™ products.

Research and Development Expenses. Research and development expenses were $4.5 million in the third quarter of 2003 and $4.1 million in the third quarter of 2002. Our R&D efforts during 2003 have been and will continue to be primarily directed towards development of products and tool support for our Z8 Encore!® and eZ80Acclaim!™ families of 8-bit embedded-flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.2 million in the third quarter of 2003, reflecting a 12.2% decrease from the $8.2 million in the third quarter of 2002. This decrease in our selling, general and administrative spending in the third quarter of 2003 reflects lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expenses, reduced sales commissions and elimination of bonus compensation as a result of lower sales levels compared to the third quarter of 2002.

Special Charges. During the quarter ended September 30, 2003, we incurred special charges $1.3 million. Approximately $0.6 million of these special charges related to restructuring of operations for severance and benefits costs in connection with the reduction-in-force at our Philippine assembly plant and contractual obligations to a former Company vice president. Approximately $0.4 million of these special charges relate to activities associated with maintaining the assets of our idle MOD III eight-inch wafer fabrication facility in Idaho. These costs included post-closure maintenance as well as utilities, taxes, insurance and other costs required to maintain the facility in a condition required for the sale of the property in saleable condition. During the three months ended September 30, 2003 we also recorded a $0.2 million charge for impairment in the value of an equity investment and approximately $0.1 million professional service fees for legal and accounting services to register shares of common stock as required by our 2002 Plan of Reorganization.

During the three months ended September 30, 2002 our special charges totaled $0.8 million. This amount included $0.3 million of MOD III closure costs and professional service fees of $0.5 million in connection with our reorganization.

Amortization of Intangible Assets for the three-month periods ended September 30, 2003 and 2002, relate to our fresh-start reporting and is described in the previous section entitled "Nine-Month Periods Ended September 30, 2003 and September 30, 2002."

Other Income/(Expense) Net. During the quarter ended September 30, 2002, our other income and expense was primarily comprised of miscellaneous income from sales of scrap equipment.

Income TaxesOur provision for income taxes during the three- month periods ended September 30, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May, 2002 Reorganization Plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with remaining taxable income offset by the reduction in tax attributes of certain of our non-current assets. Deferred tax liabilities were recorded in the period ended December 31, 2002 to reflect the net tax effect of our assets that have a book basis in excess of their tax basis.

Liquidity and Capital Resources

As a result of the economic downturn and decline in our results of operations that began in 2000, we became unable to continue servicing the interest on our debt. As described in Note 1, on February 28, 2002, we filed a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The bankruptcy court confirmed our reorganization plan on April 30, 2002. The plan of reorganization became effective on May 13, 2002 and resulted in the extinguishment of $325.7 million of liabilities.

Upon emergence from bankruptcy, we entered into a new credit facility with the same commercial lender as our previous credit facility. The previous revolving credit facility and capital expenditure line was cancelled. Our current credit facility is a three-year $15.0 million senior secured revolving line of credit facility. Borrowings on the facility bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which bears interest on borrowings at 3.6% per annum as of September 30, 2003. As of September 30, 2003, we had outstanding borrowings of $5.0 million and standby letters of credit of $0.3 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. As of September 30, 2003, our availability for additional borrowing under the facility totaled $0.8 million. If we were to pay the necessary fees to qualify certain foreign accounts receivable in our borrowing base, we could theoretically borrow up to an additional $2.1 million under our revolving credit facility as of September 30, 2003.

We are subject to certain financial covenants under this facility, including tangible net asset balance and fixed charge coverage ratios. Such covenants are only tested if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

At September 30, 2003, we had cash and cash equivalents of $22.0 million, compared to $29.4 million at December 31, 2002. Cash used by operating activities was $2.1 million for the nine months ended September 30, 2003, compared to $1.1 million of cash provided by operating activities in the nine months ended September 30, 2002.

During the nine-month period ended September 30, 2003, cash used by operating activities of $2.7 million primarily reflects our net loss of $6.9 million offset by non-cash charges of $11.0 million. Non-cash charges include $5.1 million for amortization of fresh-start intangible assets, $4.3 million in depreciation and other amortization charges, $0.2 million of asset impairments, $0.2 million of equity investment impairment and stock-based compensation expense of $1.2 million. The primary use of cash for operating activities in the nine months ended September 30, 2003 was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to accrued special charges of $2.9 million; and
  reduction of accrued vacation, reflecting shut-downs and mandatory time-off taken by employees during the nine-month period ended September 30, 2003 totaling approximately $0.7 million.

Cash provided by operating activities of $1.1 million in the nine-month period ended September 30, 2002, primarily reflects adjustments to the net loss of the Successor Company of $23.1 million and the net income of the Predecessor Company of $275.9 million by items originating from our financial restructuring and reorganization activities. The Successor Company net loss of $23.1 million was adjusted for an in-process research and development charge of $18.7 million and a fresh-start inventory charge of $3.9 million. The Predecessor Company net income of $275.9 million was adjusted by reductions for a net gain on discharge of debt of $205.7 million and positive fresh-start adjustments of $83.7 million. The nine-month period ended September 30, 2002 was further adjusted for depreciation and amortization of $10.3 million. During the nine-month period ended September 30, 2002, our significant use of operating cash included cash payments for special charges of $18.3 million.

Cash used by investing activities was $1.6 million and $1.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Cash used by investing activities in both the 2003 and 2002 nine-month periods reflects capital expenditures.

Cash used by financing activities was $3.1 million and $5.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Cash used for financing activities in both periods reflects repayments of borrowings under our revolving line of credit, and payments of $1.2 million for stock purchases during the nine-month period ended September 30, 2003.

On April 17, 2003, the Company's Board of Directors approved a stock repurchase plan under which the Company may repurchase up to one million shares of its outstanding common stock.

On May 1, 2003, the Company repurchased 250,000 shares at $2.00 per share. On May 30, 2003, ZiLOG's Board of Directors approved the repurchase of 100,000 shares of common stock from ZiLOG's President, Michael Burger, at the closing price on that day of $3.25 per share. Mr. Burger sold these shares for personal financial reasons and he continues to hold 400,000 shares of restricted common stock. The net cash paid to repurchase these 350,000 shares was approximately $0.7 million, which is net of certain loan repayments made to the Company by Mr. Burger. Additionally, the Company repurchased 350,327 shares of common stock from former employees for net cash of approximately $0.5 million, which is net of certain loan repayments made to the Company by these former employees. In connection with the above repurchases of shares from Mr. Burger and the former employees, the Company retired approximately $0.6 million of employee loans receivable. All of the shares repurchased are reflected in the accompanying financial statements as treasury stock as of September 30, 2003.

In addition to GAAP measures of liquidity, we also use internally defined measures of liquidity called adjusted EBITDA and EBITDA. The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. These figures reflect our net income (loss) adjustment for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved by our creditors as part of our plan of reorganization. EBITDA is presented because the Company believes it is a measure of liquidity, which provides its investors with better compatibility and additional insights into its underlying operating results and cash flows. We may not define EBITDA the same as other companies and it should not be used to replace GAAP measures such as cash flow from operations.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                                Three Months Ended          Nine Months Ended
                                             ------------------------ ------------------------
                                               Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,
                                                 2003        2002        2003         2002
                                             ------------ ----------- ----------- ------------
Reconciliation of cash provided (used)
   by operations to EBITDA:
      Cash flow from operations.............        $1.1        $8.9       ($2.1)        $1.1
      Interest paid.........................         0.1         0.1         0.3          0.8
      Income taxes paid.....................         0.8         0.1         1.7          0.3
      Changes in operating assets and
         liabilities........................        (0.3)       (3.4)        4.5          5.4
                                             ------------ ----------- ----------- ------------
EBITDA......................................        $1.7        $5.7        $4.4         $7.6
                                             ============ =========== =========== ============
------------------------
Note: The period ended September 30, 2002 reflects combined results of the Predecessor and the Successor Company. Figures for the September 30, 2003 period reflect only the
      Successor Company.

Our cash needs for 2003 include working capital and capital expenditures. In March 2003, we announced and completed a restructuring of our MOD II wafer fabrication operations that resulted in the elimination of approximately 56 positions and cost approximately $0.6 million in severance benefits. In September 2003, we also completed a further restructuring of our Philippine assembly plant that resulted in the elimination of approximately 30 positions and cost approximately $0.3 million in severance benefits. These actions were intended to more closely align our production output capacity with current customer demand. Based on our current business outlook, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2003 capital expenditures will total approximately $2.0 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash, provided by operations. Additionally, we used approximately $0.5 million in cash to repurchase 250,000 shares of stock as of September 30, 2003. Further cash may be used for stock repurchases in the future in accordance with the program approved by the Board of Directors, although the maximum number of shares that may be repurchased is one million. In addition, we used approximately $0.7 million of cash to repurchase 456,500 restricted shares and 8,827 common shares from four current and former employees, net of approximately $0.6 million of related employee loans receivable retired during the nine-month period ended September 30, 2003.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods included in these financial statements.

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our previously de-emphasized products. Additionally, general worldwide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and will be effective in the fourth quarter of 2003 for variable interest entities created before February 1, 2003. The Company does not expect the Interpretation to have a material impact on the Company's consolidated financial statements.

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

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 did not have any impact on the Company's consolidated financial statements.

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

In connection with our reorganization, we replaced our previous credit facility with a three-year $15.0 million senior secured revolving credit facility. Borrowings under this credit facility are secured by substantially all of our assets. This facility places various restrictions on us, including, but not limited to, restrictions on our ability to incur indebtedness and engage in certain corporate transactions, and requires us to maintain financial ratios. As of September 30, 2003, we had additional borrowing capacity of approximately $ 0.8 million under this facility. This credit facility is scheduled to expire on May 13, 2005, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

Our reorganization may have negatively affected some of our relationships with our customers, suppliers and employees.

The effect, if any, of our Chapter 11 case and plan of reorganization may have had, and may continue to have, upon our continued operations cannot be reasonably estimated, predicted or quantified. Some entities may be uncomfortable doing business with a company that has recently emerged from bankruptcy. Our Chapter 11 case could adversely affect our relationships with our customers, suppliers and employees.

As a result of the adoption of "fresh-start" accounting, you will not be able to compare our historical financial statements with the financial results disclosed in this quarterly report.

As a result of the consummation of our plan of reorganization and the transactions contemplated thereby, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 upon emerging from bankruptcy. Because SOP 90-7 required us to reset our assets and liabilities to current fair values, our financial condition and results of operations disclosed in our financial statements for periods after May 2002 are not comparable to the financial condition or results of operations reflected in our historical financial statements prior to that date.

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

  our ability to introduce and sell new products and technologies on a timely basis, such as our Z8 Encore!® and eZ80Acclaim!™ product families and extensions of these product families;
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

The semiconductor industry is highly cyclical and has experienced significant economic downturns at various times in the last three decades, characterized by diminished product demand, erosion of average selling prices and production over-capacity. In the fourth quarter of 2000, another downturn in our business cycle began and the effects are continuing today. The terrorist acts of September 2001 in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, have exacerbated the downturn and created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some of our customers have curtailed and may in the future delay or further curtail spending on technology, which could also negatively affect our quarterly results or financial condition in the future.

We are experiencing a decline in revenues, as our customers are not ordering product from us in the quantities that they previously ordered from us in previous years. This decline in revenue has been accentuated by our decision in 2000 to de-emphasize certain product offerings in the television, military and PC peripheral markets. We are uncertain how long this decline in our net sales will last. Additionally, we have in the past and may be in the future required to reduce selling prices in response to competition, which could lower our gross margin. Such a decline in selling prices would have a negative impact on our future results of operations and our financial condition. As a result of our under-utilization of our manufacturing capacity, in January 2002 we closed one of our two wafer fabrication facilities. We are currently, and will likely in the future experience substantial period-to-period fluctuations in future operating results that are attributable to semiconductor industry conditions or events occurring in the general economy. Any economic downturn could pressure us to reduce our prices and decrease our revenues, cash generation and profitability.

We have a history of losses, and we may not be profitable in the future.

We have a history of losses including for the nine-month period ended September 30, 2003 and for each of the years in the five-year period ended December 31, 2002, excluding the accounting effects of our reorganization in 2002. If our new business strategy is not successful, we may not be profitable in the future.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy. In third quarter of 2001 we revised our business strategy to refocus on our core 8-bit micrologic business and to increase our use of external wafer fabrication facilities. We may be unable to implement this new business strategy sucessfully, including planning for and responding to lack of external wafer fabrication capacity and dealing with unforeseen quality issues, and, even if we do implement our strategy successfully, our results of operations may fail to improve.

In addition, although the semiconductor micrologic market has grown in prior years, our business is still depressed compared to previous years. Our revenues and future profitability could be harmed seriously. It is uncertain for how long this slowdown in our business will last.

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

The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to our business. Further terrorists acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, our freight carriers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Continuing tensions between India and Pakistan particularly pose an increased risk to our design operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

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
  production outsourcing difficulties;
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

Approximately 68% of our net sales for the nine-month period ended September 30, 2003 were made to foreign customers and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

In September 2002, we announced our intention to terminate our existing relationship with our Pioneer Standard, our full-service distributor in North America. We completed the termination of our relationship with Pioneer Standard in the fourth quarter of 2002. For the year ended December 31, 2002, Pioneer Standard purchased approximately $17.9 million of our products. In their place, we have franchised Future Electronics as our sole exclusive full-service distributor in North America. For nine months ended September 30, 2003, Future Electronics purchased approximately $13.5 million of our products. We expect that Future Electronics will take over the majority of the business that we previously conducted with Pioneer Standard. Pioneer Standard may try to direct their customers to purchase competing products instead of ours. Other customers may not wish to transfer their business to Future Electronics. As a result, we may lose some of the business that we used to sell through our prior distributor, which could harm our operating results materially. Future Electronics also distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers and distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products and these third-party distributors accounted for approximately 44% of our net sales for the year ended December 31, 2002 and approximately 47% of our net sales for the nine-month period ended September 30, 2003. Our distributors may not continue to effectively market, sell or support our products. Our ten largest customers, including our distributors, accounted for approximately 54% of our net sales for the year ended December 31, 2002, and approximately 65% and 62% of our net sales for the three-month period and nine- month period September 30, 2003, respectively. Future Electronics, Inc. and Globespan Virata, Inc. accounted for approximately 18% and 12%, respectively, of our net sales for the nine-month period ended September 30, 2003. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could harm our business materially.

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

Changes in technologies or consumption patterns could reduce the demand for our products

As a result of technological changes, from time to time our customers design our products out of some devices. Any resulting decreased sales could reduce our profitability. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufacture, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, to approximately $2.4 million for the year ended December 31, 2002 and to approximately $0.7 million for the nine-month period ended September 30, 2003. These reduced sales due to design changes have harmed us in the past and additional design changes could harm our operating results in the future.

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

In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we were required to make awards of 176,365 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. The restricted stock award of May 13, 2003 was cancelled and replaced with 209,418 options to purchase common stock at an exercise price of $1.00. We still have an obligation to award Mr. Thorburn restricted stock on May 13, 2004 and May 13, 2005. We committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as we have done with other employees that previously received awards of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this development, we converted Mr. Thorburn's May 13, 2003 restricted stock grant to stock options and will need to revisit the terms of our employment arrangement with Mr. Thorburn as it pertains to his future awards of restricted stock. There can be no assurance that we will be able to reach a mutually satisfactory arrangement with Mr. Thorburn.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of September 30, 2003, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related average rates for our cash equivalents and debt obligations as of September 30, 2003 (dollars in millions):

                                                     Carrying
                                                      Value      Fair Value
                                                   ------------ ------------
Cash Equivalents:
  Fixed rate .....................................       $19.2        $19.2
  Average interest rate ..........................        0.80%      --

Short Term Debt:
  Variable-rate debt..............................        $5.0         $5.0
  Interest rate...................................         3.6%      --

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

 3.2 (b)   Amended and Restated Bylaws of ZiLOG, Inc.

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

10.1       Contract of Lease, dated October 16, 2003, by and between Zilog Electronics
           Philippines, Inc. and Fruehauf Electronics Phils. Corporation.

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 11, 2003.

32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as Adoptrd Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 11, 2003.

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
  On October 23, 2003, ZiLOG, Inc. furnished a Current Report on Form 8-K regarding the press release announcing the Company's financial results for the fiscal quarter ended September 30, 2003.

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

Date: November 11, 2003