Form 10-Q/A
period 2003-09-28
ZILOG INC
filed 2004-02-17
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 28, 2003

OR

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

Registrant’s telephone number, including area code:

(408) 558-8500

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes                  No  X

As of October 31, 2003, there were 29,090,045 shares of the Company’s Common Stock, $0.01 par value outstanding.

PART II

OTHER INFORMATION

The Company is filing this amendment solely to amend Part II, Item 6 to add Exhibit 10.2

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description

10.2	Settlement Agreement and Release, dated September 15, 2003, by and between Daniel Jochnowitz and ZiLOG, Inc. [Confidential Treatment Requested].

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 13, 2004.

ZiLOG, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004	ZiLOG, Inc. (Registrant)

/s/ PERRY J. GRACE

Vice President and Chief Financial Officer (Duly Authorized Officer)

/s/ JAMES M. THORBURN

Chairman, Chief Executive Officer and Director (Duly Authorized Officer)