Form 10-Q/A
period 2003-09-28
ZILOG INC
filed 2004-03-11
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

PART II

OTHER INFORMATION

The Company is filing this amendment solely to amend Part II, Item 6 to amend Exhibit 10.2 to disclose certain information previously redacted from such exhibit.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description

10.2	Settlement Agreement and Release, dated September 15, 2003, by and between Daniel Jochnowitz and ZiLOG, Inc.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 11, 2004.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 11, 2004.

ZiLOG, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2004	ZiLOG, Inc. (Registrant)

/s/ PERRY J. GRACE

Vice President and Chief Financial Officer (Duly Authorized Officer)

/s/ JAMES M. THORBURN

Chairman, Chief Executive Officer and Director (Duly Authorized Officer)