Form 10-K
period 2003-12-31
ZILOG INC
filed 2004-03-30
CIK 319450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission File Number: 001-13748

ZiLOG, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3092996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

532 Race Street, San Jose, CA	95126
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 558-8500

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 per share par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2003, was approximately $49,113,000 based on the closing sale price for shares of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At March 17, 2004, 16,543,425 shares of the Registrant’s Common Stock were issued and outstanding.

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to prospects for future market growth. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

Although we believe that the expectations in the forward-looking statements contained in this Form 10-K are reasonable, we cannot guarantee future results, levels of activity, and performance achievements. These forward-looking statements are based on our current expectations, and we disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ unless otherwise required by law. You should not place undue reliance on these forward-looking statements.

Period Comparisons

Our results of operations after May 1, 2002 and our consolidated balance sheets at December 31, 2003, December 31, 2002 and May 1, 2002 are not comparable to our results of operations prior to May 1, 2002 and our consolidated balance sheet at December 31, 2001, due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy as prescribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, we have combined results of our Predecessor and Successor Company’s operations for fiscal year 2002. Our combined results for 2002 are presented for convenience of annual comparison and are not meant to be a presentation in accordance with generally accepted accounting principles.

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, “ZiLOG,” “the Company,” “our,” “us,” “we,” and similar expressions refer to ZiLOG, Inc. and its subsidiaries. When these expressions are used in this report in connection with ZiLOG, Inc.’s reorganization under Chapter 11 of the U.S. bankruptcy code, however, they refer only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8 Encore! and Z80 are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

PART I

ITEM 1.	BUSINESS

BUSINESS

Our Business

We are a global supplier of 8-bit micrologic semiconductor devices, which are also referred to as embedded control devices. We design, develop, manufacture and market a broad portfolio of these devices for embedded control and communication applications used in our target markets: consumer electronics, home appliances, security systems, point of sale terminals, personal computer peripherals, personal health and medical products as well as industrial and automotive applications. We introduced our first micrologic device in the mid-1970’s and have since established a globally recognized brand. Many of our micrologic devices are developed in collaboration with our customers.

Our micrologic devices typically combine a microprocessor, memory, and peripheral functions on a single device. Our embedded control devices enable customers in our target markets to control the functions and performance of their products. By embedding their application software on our devices, customers can control a wide variety of products such as consumer appliances, infrared remote controls, security systems and battery chargers.

We sell our devices, either directly or through distributors, to a diverse customer base of OEMs in our target end markets. These OEMs include Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

We have recently introduced our Z8 Encore! and our eZ80 Acclaim! next generation micrologic device families. These devices are designed to incorporate flexible flash memory and to meet our customers’ requirements for products incorporating advanced communications and connectivity features. Flash-based microcontrollers have been identified by Semico Research as the fastest growing segment of the 8-bit market. The eZ80 Acclaim! won the Electron D’Or award for Processor of the Year in 2003 from Electronique Magazine.

Our Industry

We compete in the micrologic device segment, sometimes called the embedded control segment, of the semiconductor industry. This segment is projected by Semico Research Corporation to grow from $9.4 billion in 2002 to $22.6 billion in 2007, a compound annual growth rate, or CAGR, of 19.3%. Our devices are specifically focused on the 8-bit segment of the micrologic device segment, which is predicted to grow from $4.0 billion in 2002 to $5.7 billion in 2007, a CAGR of 7.5%. According to Semico Research, in the 8-bit segment, flash-based microcontrollers are the fastest growing device category, expected to grow from $1.4 billion in 2002 to $3.7 billion in 2007, a CAGR of 21.5%. (References are from Semico Research Corporation Market Data Update dated June 2003.)

Micrologic devices are processor-based semiconductors that include microprocessors, microcontrollers and digital signal processors that typically process information, output data or control signals according to programmed instructions and various external inputs. Micrologic devices also include integrated peripherals, such as timers, serial communication devices, analog/digital converters, infrared data transmitters, hard disk drive controllers and display drivers, that operate in conjunction with these processor-based devices to provide systems support or to control communications, graphics and images, mass storage, voice and other user input systems.

As consumer and industrial product manufacturers seek to enhance the value of their products by increasing functionality, performance and ease of use, they are embedding more advanced control features into their designs. One way for manufacturers to meet these market requirements is to use micrologic devices. Micrologic devices can enable customers to:

•	improve their product differentiation;

•	improve their product functionality;

•	develop new classes of products and access new markets;

•	transition products from electromechanical to electronic control;

•	provide remote access control via the Internet; and

•	generally reduce costs.

Micrologic devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances, security systems, point of sale terminals, personal computer peripherals as well as industrial and automotive applications.

Microcontrollers typically include a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller is offered as a complete solution because it incorporates application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16 and 32-bit architectures are typically higher performance, they can be too expensive for many high-volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. Manufacturers will choose the appropriate microcontroller based on cost, performance and functionality. 8-bit microcontrollers are characterized as follows:

•	typically sell for between approximately $1.10 and $1.80 per device, depending upon memory configuration; and

•	are used broadly in as many as 100 market categories for specific and general purpose applications.

We believe that 8-bit microcontrollers are generally perceived as the most cost-effective embedded control solution for high volume requirements. High-volume microcontrollers available today are typically ROM or OTP-based, which typically require longer delays and greater costs in order to implement customer application code changes as compared to flash, generally resulting in longer lead times, for delivery of such microcontrollers. In addition to delayed product introduction, these longer lead times can result in potential inventory obsolescence and disruptions to customers’ factory production when changes in the application code are required by the customer. To address some of these issues, some suppliers offer OTP-based microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus minimizing lead-time and inventory risks if the customer’s application code changes occur. Furthermore, flash memory offers the flexibility of in-product reprogrammability. While these flash-based microcontrollers were initially expensive relative to ROM and OTP-based microcontrollers, manufacturing technology has evolved over the last several years to the point where the premium for flash microcontrollers over ROM and OTP-based microcontrollers has narrowed. According to Semico Research Company flash-based microcontrollers are expected to continue to be the fastest growing segment of the 8-bit market.

Our Competitive Strengths

We have over 30 years of experience in designing, manufacturing and selling micrologic semiconductor devices. As a pioneer in this industry, we believe that our brand name is respected and well recognized in our markets. We have established strong, long-standing relationships with numerous customers that are leaders in their respective markets. Our extensive experience as a supplier of micrologic devices has allowed us to develop the following key competitive strengths, which we believe differentiate us from many of our competitors:

Globally Recognized Brand Name

Our micrologic devices are known worldwide for providing versatile, highly customizable design solutions for use in a variety of consumer products and industrial equipment. We introduced our first Z80 microprocessor in 1974 and subsequently introduced our first Z8 microcontroller, each of which we continue to sell today. We were ranked as the third most recognized 8-bit microprocessor/microcontroller producer worldwide by engineers and engineering management surveyed by EDN and Electronics Business Magazine in 2000.

Extensive and Easily Customizable Product Portfolio with Substantial Base of Existing Code

In 2003, we shipped hundreds of different products, including ROM-based and field programmable microcontrollers for such consumer and industrial products as security systems, universal and multi-brand remote controls, infrared keyboards, car alarms and sunroofs. Our devices feature a variety of memory configurations, low voltage and power, small packaging and ease of use that allow electronics manufacturers to differentiate their products, add product functionality and reduce product costs. Our devices are built around a flexible core which facilitates customization. Our products are supported by an extensive set of Windows-based development tools and proven application assistance. Our proprietary library of reusable technology facilitates our ability to rapidly develop new products to meet the needs of our customers. Also, the backwards compatibility of our products allows engineers to re-use code created over the past 30 years.

Established Customer Base

Through direct sales and distributors, we have developed relationships with customers, including large OEMs and end users. Many are leaders in their respective markets. By collaborating with customers in an interactive product design and development process, we have been able to establish long-standing relationships, which help us solidify our customer base and define our next generation products. In our micrologic devices business line, we have collaborated with such customers as Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

Our Strategy

Our objective is to be a key provider of micrologic devices. To implement our business strategy, we intend to:

Focus on Our Core 8-bit Micrologic Business

We are dedicating increased resources to developing new applications and relationships with previous and new customers for our existing and future 8-bit micrologic devices. Our extensive database of code and reusable application software developed over many years of service in these markets facilitates our customers’ ability to design-in our products.

Expand Our Addressable Portion of 8-bit Market

Although we have recently expanded our addressable portion of the 8-bit market by introducing flash-based devices, we do not address the entire 8-bit market. We have a product roadmap to develop new devices that address additional portions of the market. The roadmap includes adding devices that provide: a wider range of voltages, additional memory sizes and expanded peripheral functions such as USB and controller area network bus, or CAN bus.

Introduce Devices Targeted at Key Vertical Markets

In addition to providing a portfolio of general purpose micrologic devices, we are developing devices that are designed specifically for major vertical markets served by existing or new OEM customers. Our targeted key vertical markets include consumer electronics, home appliances, security systems, point of sale payment systems, personal computer peripherals, personal health and medical products as well as industrial and automotive systems. In each new vertical market we identify as well suited for our micrologic products, we work with leading OEMs to determine the requisite specifications. An example of this vertical strategy is our Z8 Crimzon, which we have created to address the infrared remote control end market. We plan to expand our Crimzon family of products to address additional consumer applications in the future.

Deliver Complete Solutions to Our Customers

We are focused on providing advanced semiconductor solutions that assist our customers in adding functionality and enhancing the performance of their products. Our efforts in this regard include:

•	Collaborate Closely with Our Customers. We work closely with our customers to jointly define our next generation products. We believe that our strong relationships enable us to target our research and development investments effectively and to maximize the quality of our decisions on the function, features, performance, market timing and pricing requirements of our devices.

•	Integrate System Functionality into Our Devices to Enhance Performance and Reduce Costs. High levels of integration can enable our customers to significantly reduce the number of individual components used with our semiconductor solutions, which can improve system assembly yields, reduce required board space, enhance performance and reduce costs. We develop peripheral functions that we integrate into our semiconductor devices, thereby increasing the value we are able to provide to our customers.

•	Provide Easy-to-Use Development Tools. We enable our customers to quickly design our new products into their systems by providing Windows-based development tools. Our tools include the ZiLOG Developer’s Studio, or ZDS II, and the ZPAK II emulator, a debug tool which features a networked device with an Ethernet interface and an RS-232 console port. In addition, we are working with suppliers of third party development tools to facilitate compatibility of their systems with our devices.

Utilize Efficient Manufacturing

Our manufacturing strategy is to utilize third party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technologies and to reduce our manufacturing costs. This strategy allows us to focus greater resources on product design, systems and software development and customer support. We continue to manufacture wafers for many of our products in our MOD II five-inch wafer fabrication facility in Nampa, Idaho.

Products and Applications

We design, develop, manufacture and market a broad portfolio of micrologic semiconductor devices for embedded control and communication applications used in consumer electronics, home appliances, security systems, point of sale terminals and personal computer peripherals, as well as industrial and automotive applications. In addition, we manufacture other semiconductor devices such as serial communications controllers, on-screen television display controllers, violence blocking microcontrollers, modems and infrared data association transceivers, which we call IrDA. We refer to these semiconductor devices as “other devices.” Historically, we have also performed wafer fabrication foundry services for third-parties. In 2003, micrologic devices were approximately 66% of net sales, other devices were approximately 23% of net sales and foundry services were approximately 11% of net sales.

Micrologic Devices

All of our micrologic devices include our proprietary microprocessor technology. We have four families of microprocessors. The Z8 and Z80 are our legacy microprocessor architectures. The Z8 Encore! and eZ80 Acclaim! are our next-generation microprocessor architectures. In most of our micrologic devices, a microprocessor is combined with either read-only memory (ROM), one-time programmable (OTP) or flash memory to make a microcontroller. We introduced our Z8 Encore! and eZ80 Acclaim! in late 2002 and early 2003 to address the large flash-based market. The Z80 is also sold as a stand-alone microprocessor, which does not include integrated memory.

Most of our micrologic devices are general purpose semiconductors. We then offer our customers the ability to integrate peripheral functions (such as network connectivity, timers, serial communication, analog/digital conversion, infrared data transmission and display drivers) on our micrologic devices. These additional functions enhance the capabilities of the customer’s end product, which can lower their overall systems costs. These peripherals incorporate functionality that might otherwise be found in a separate chip on the printed circuit board to which the micrologic device is attached.

We also combine different microprocessors, memories and peripheral functions to create devices specifically tailored to meet the requirements of targeted vertical markets. For example, our Crimzon family of products includes devices tailored for specific consumer applications such as universal remote controls. A summary of our major device offerings is included below.

ZiLOG, Inc.

8-Bit Micrologic Device Matrix

Device/Memory	Peripheral Feature Sets Offered	Markets/End Products

Z80/Z180 6-33 MHz Microprocessor No memory	CT, DMA, ESCC, GPIO, PIO, SIO, UART, WDT	telecommunication equipment, industrial controls, point of sale terminals

Z8 4-33 MHz Microcontroller OTP (0.5KB to 32KB); ROM (0.5KB to 64KB)	ADC, comparator, CT, GPIO, POR, UART, VBO, WDT	remote controls, sprinklers, keyboards, thermostats, toys, electric toothbrushes, automotive after market, automobile window winders, security systems and fire alarms, consumer electronics

Z8 Encore! 20 MHz Microcontroller Flash EPROM (4KB to 64KB); Flash SRAM up to 4KB	ADC, CT (16-bit), DMA, GPIO, IRDA, I2C, POR, PWM, SPI, UART, VBO, WDT	carbon monoxide detectors, security alarms, motor controls, wireless speakers, pointing devices and keyboards, mp3 players, consumer electronics, vending machines, point of sale terminals, fitness treadmills

eZ80 Acclaim! 20-50 MHz Microcontroller Flash EPROM (64KB, 128KB or 256KB); Flash SRAM up to 16KB	CT (16-bit), 10/100 Ethernet MAC and MII, glueless support of Intel and Motorola modes, GPIO, IEEE 1149.1 compliant JTAG and boundary scan, IRDA, I2C, 1-10 MHz input/50 MHz output PLL, POR, RTC, SPI, UART, VBO, WDT	industrial controls, internet appliances, security controls, home connectivity, toys, time keeping systems, consumer electronics, vending machines, point of sale terminals

ADC	Analog to digital converter	PIO	Parallel IO
CT	Counter timer	PLL	Phase-locked loop
DMA	Direct memory access	POR	Power on reset
ESCC	Extended serial communications controller	PWM	Pulse width modulator
GPIO	General purpose IO	RTC	Real time clock
I2C	Philips Integrated Controller (Chip-to-Chip	SIO	Serial IO
	communication)	SPI	Serial peripheral interface
IRDA	Infra red data association interface	UART	Universal asynchronous receive transmit
JTAG	Joint test action group	VBO	Voltage brown out
MAC	Media access controller	WDT	Watch dog timer
MII	Media independent interface

8-bit Microprocessor Families.    Our globally recognized microprocessors include the Z80, the Z8, the Z8 Encore! and the eZ80 Acclaim!. The Z8, Z8 Encore! and the eZ80 Acclaim! are primarily used in microcontrollers only, whereas the eZ80 is used in a microcontroller and as a stand-alone microprocessor.

•	Z80 – The Z80 architecture incorporates dual register banks that enable fast context switching and interrupt handling. Building on the Z80 architecture, the Z180 contains the enhanced S180 core, which increases performance by over 30%. Our Z80 and Z180 families of microprocessor devices address the performance requirements of the high-end 8-bit micrologic market.

•	Z8 – We introduced the Z8, our first microcontroller, in the late 1970’s. We have sold more than 140 million devices based on our Z8 8-bit architecture since 2000. The Z8 is a flexible microcontroller serving memory sizes up to 64KB. The Z8 devices feature a register-based CPU operation, up to 32 general purpose input/output pins and up to two 8-bit timers. The easy-to-use, competitively priced Z8-based families of devices include Z8 OTP, Z8 ROM, Z8 ROMless and Z8 Low Voltage microcontrollers.

•	Z8 Encore! – Leveraging on the base of the Z8 core, we launched the Z8 Encore! microcontroller in November 2002. This microcontroller represented a major upgrade in the performance and functionality of the Z8, while retaining backwards compatibility. The Z8 Encore! was specifically designed for embedded flash memory requirements. The Z8 Encore! features register-to-register 20 MHz CPU operation, 4 to 64KB of flash memory and up to 4KB of on-chip SRAM. The Z8 Encore! architecture is built around the new 20 MHz soft core, featuring 22 new instructions. The family offers a standard set of digital and analog peripherals including a direct memory access, or DMA, controller, high precision analog/digital converters and a complete array of serial communications devices.

•	eZ80 Acclaim! – We introduced a new family of microcontrollers based on the eZ80 Acclaim! microprocessor core, with embedded flash memory in February 2003. The eZ80 Acclaim! features a single cycle, 50 MHz, pipelined architecture with up to 16KB on-chip SRAM, 256KB embedded flash memory and 16MB of off-chip RAM via 24-bit address bus. The flexible architecture enables switchable bus controllers and switchable Z80/Z180/eZ80 modes, which the chip selects based on external peripherals. Innovative, integrated peripherals include an Ethernet MAC and serial communication devices. With these innovative peripherals, eZ80 Acclaim! products function as high-performance microcontrollers enabling Ethernet, TCP/IP and other communications protocols. Furthermore, our new real-time operating system, RZK (real-time ZiLOG kernel), provides a real-time, pre-emptive, multitasking software for eZ80Acclaim! products.

Memory modules for microcontrollers.    Various types of memory may be integrated around the microprocessor core, including ROM, OTP and flash. ROM products are the lowest-cost option for high volume products with stable software, but changes to the customer’s application code are time consuming and costly due to the need to produce a new mask. OTP products allow for custom programming by customers and enhance time to market and flexibility for frequent software updates in the customer’s design process, but the products are not programmable post-production. Flash memory offers the flexibility of in-product reprogrammability. A flash based device can be reprogrammed, even after sale to an end customer, to upgrade or add features in the end product. Due to this feature and decreasing flash memory prices, this is an increasingly important segment of the 8-bit market to our customers. It has been identified by Semico Research as the fastest growing segment of the 8-bit market. Consequently, we have focused the majority of our new product development efforts on flash-based 8-bit microcontrollers.

Peripheral Functionality.    As described above in connection with our microprocessor cores, we integrate a range of peripheral functions onto the chip. Such peripherals include timers, serial communication devices, analog/interface devices, infrared devices and display drivers.

Other Devices

Our other devices are primarily focused on serial communications for voice and data transmission in the telecommunications market and low speed modems for a broad range of markets including point of sale and set-top box applications. Additionally, other devices include IrDA transceivers for use in PDAs, cell phones and laptop computers. We are not expending significant resources developing technologies related to these other devices. These devices are being incorporated as features in our eZ80 Acclaim! and Z8 Encore! microcontroller families.

Foundry Services

We continue to provide wafer foundry services to third parties, such as Globespan, utilizing our MOD II facility in Nampa, Idaho. We are not investing in the business of providing foundry services, and we expect revenues from foundry services to be minimal in the future.

Development Tools

Our Developer Studio, which we call ZDS, is a stand-alone software development environment, which provides a comprehensive development solution for embedded designers and incorporates our sophisticated line of development tools. ZDS integrates a language-sensitive editor, project manager, highly optimizing ANSI C-compiler, assembler, linker and symbolic source-level debugger that support our entire portfolio of micrologic devices. ZDS provides an industry standard user interface running on Windows-based operating systems and features an integrated set of windows, document views, menus and toolbars that enable developers to create, test and refine applications in a familiar and productive environment.

ZDS II is the next generation descendent of ZDS that has been enhanced to meet the challenges of our more sophisticated developers. ZDS II supports a scripting engine for more flexible user-configuration and automated regression testing. ZDS II also supports a new communication layer allowing it to interface with third-party emulation products as well as our new ZPAK II high-speed emulation and evaluation hardware interface.

Many independent companies develop and market application development tools and systems that support our product architectures. Although we do not generate significant revenues from the sale of development tools, we believe that familiarity with, and adoption of, development systems offered by ourselves as well as third-party vendors will be an important factor when considering ZiLOG as the vendor of choice by new product developers.

Customers, Sales and Marketing

Introduction

We use a total marketing approach to build relationships with key OEMs, distributors and end users in a broad array of end markets. Our top OEM customers, determined by shipment dollars for 2003, include Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

To market our products, we utilize a well-trained and highly-skilled direct sales and distribution sales force, a customer-centric website, technical documentation that includes product specifications and application notes, development tools and reference designs, sales promotional materials, targeted advertising and public relations activities, and involvement in key trade shows and technical conferences in North America, Europe and Asia. Our direct sales force and our sales representatives cover various geographic locations in the Americas, Europe and Asia.

Sales Process

We work closely with our customers in identifying opportunities for the customer to pursue end product designs using our devices. The customer’s decision to design an end product using our devices is based upon several technical and financial factors, including microprocessor performance, memory, peripheral options, pre-existing customer relationships, financial stability and pricing. Typically, a customer’s product architects and design engineers will then use our proprietary development tools over a period of many months or longer to design an end product and test the design using our devices before making a decision.

We classify a design win as the point at which the customer has purchased at least $1,000 of product. Once we have achieved a design win we deliver a limited production of the device to our customer. Product prototypes are then created and tested. If the decision is made to produce the product for sale, we will receive a full production order. The entire cycle from design win to full production typically takes between 12 and 18 months, although it may take up to 36 months. After a design win, our sales are generally made pursuant to short-term cancellable purchase orders that can be cancelled upon 30 to 60 days notice. As a result, design wins are not necessarily an accurate or reliable indication of future net sales.

Direct Sales Force

Our direct sales force of 43 people as of December 31, 2003 focuses on four geographic areas: the Americas, Europe, Asia and Japan. We have sales offices located in the metropolitan areas of Irvine, Philadelphia, San Jose, Seattle, Hong Kong, London, Munich, Seoul, Shanghai, Shenzhen (China), Singapore, Taipei and Toronto. During 2003, we derived approximately 53% of our net sales from direct sales to OEMs, compared to 56% in 2002 and 61% in 2001. During 2003, we engaged 27 independent sales representative firms to further augment our own direct sales force.

We provide direct customer support through our field application engineers, who are located in our sales offices around the world and work directly with local customers in close consultation with our factory-based technical specialists. Field application engineers typically develop technology expertise in a market segment that is most prominent in their geographic areas. These engineers provide significant aid to the customer throughout the design process. Customer support in the Americas is being provided by our North American-based personnel. Our local area sales offices handle customer service functions for Asia and Europe.

Distribution Partners

In 2000, we announced an exclusive full-service distribution agreement with Pioneer-Standard in North America, and we terminated our existing relationships with our three then-largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. Our distribution agreement with Pioneer permitted either party to terminate without cause upon thirty days’ prior notice. By letter dated September 19, 2002, we notified Pioneer of our intent to terminate the distribution, and the termination became effective as of October 23, 2002. Pioneer-Standard accounted for none and approximately 12.9% and 12.6% of our net sales during 2003, 2002 and 2001, respectively.

We then entered into a distributor agreement with Future Electronics, effective October 23, 2002. This agreement provides that Future Electronics will be our exclusive full-service distributor within North America and will also serve as a non-exclusive distributor for the rest of the world. Until April 2004, we can only terminate the agreement or the exclusivity for cause; after April 2004, we may terminate the exclusive nature of the relationship upon 30 days’ prior written notice. Future Electronics may terminate the agreement without cause upon 30 days’ written notice at any time. Either party may terminate for cause if a breach is not cured within the required cure period. In connection with the agreement, we issued a warrant to Future Electronics to purchase up to 60,000 shares of common stock upon the attainment of certain performance goals, at an exercise price of $6.40 per share. This warrant expired, unexercised, on December 31, 2003. Future Electronics is a private Canadian-based company with an extensive and well-integrated international distribution infrastructure. Their ability to cover a broad spectrum of market opportunities, especially in embedded flash-based products, is expected to provide significant value and opportunities to our new flash portfolio. Future Electronics’ value-add services to us are not expected to increase our costs, but will include a significant number of sales representatives focused on our business, co-operative trade advertising, seminars and workshops to train design engineers about our products, direct mail advertising, collateral materials and web site pages dedicated to our products. For these reasons, among others, we replaced Pioneer-Standard with Future Electronics as our exclusive North American distributor. Net sales through our distribution channel represented 47%, 44% and 39% of our net sales in 2003, 2002 and 2001, respectively. In 2003, Future Electronics accounted for 18% of net sales.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technology, reduce our research and development costs and reduce our manufacturing costs. We also operate one five-inch semiconductor wafer fabrication facility (MOD II) in Nampa, Idaho. Currently our five-inch wafer fabrication facility is primarily producing wafers with circuit geometries of 0.65, 0.8 and 1.2 microns. Our products that have circuit sizes below 0.65 microns are currently manufactured at outside foundries in Taiwan where we use a number of different suppliers. The percentage of our net sales derived from devices manufactured at our outside wafer foundry partners increased during 2003 compared to 2002. Based on our strategy of outsourcing production of our new products, we expect the proportion of our net sales derived from products produced in outside wafer foundries will continue to increase in the future. We conduct most of our test operations at our facility in the Philippines, and outsource our assembly operations to subcontractors located throughout Asia including Indonesia, Thailand and the Philippines.

The National Standards Authority of Ireland granted ISO 9001 certifications to our facilities in Idaho. The SGS International Certification Services AG of Zurich, Switzerland granted an ISO 9001 certification to our Philippines test facility. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

Research and Development

Our research and development expenditures have been focused largely on our next generation of flash-based microcontrollers, including our Z8 Encore! and eZ80 Acclaim! families of products. Our focus in the future is to broaden our capabilities by adding new and improved features such as enhanced memory and optimized power consumption and developing products for targeted consumer, automotive and industrial verticals.

Research and development expenditures were $18.0 million, $17.9 million and $28.7 million in 2003, 2002 and 2001, respectively, representing 17%, 13% and 17% of net sales, respectively, in each of those annual periods. In 2003 and 2002, our research and development expenditures were focused largely on new product development of our Z8 Encore! and eZ80 Acclaim! product families within our micrologic devices group and our Crimzon family of products. During 2001, our research and development activities were focused largely on communications product development relating to our eZ80 and Cartezian products. In January 2002, we announced the discontinuation of our Cartezian product development efforts and the closure of our Austin, Texas design center. As a result of these actions, our research and development spending in 2002 declined compared to 2001 levels.

Competition

The semiconductor industry is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market.

We compete with other micrologic device manufacturers who target the same specific market segment. We believe the primary bases for competition in this market include: price, technological sophistication, customer relationships, support tools, familiarity with micrologic architecture, and existing customer investment in system software based on a particular architecture. In many instances our competitors have similar competitive strengths to us, and they have significantly more resources than we do. Many of our competitors are much larger than we are, with broad product offerings in many sectors.

Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Motorola, National Semiconductor, Renasas, STMicroelectronics and Texas Instruments, among others.

Backlog

Our total backlog of cancellable customer orders was $10.0 million at December 31, 2003, $10.6 million at December 31, 2002 and $23.4 million as of December 31, 2001. Our sales are generally made pursuant to short-term cancellable purchase orders that are cancellable upon 30 to 60 days notice rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period. Additionally, during times of economic downturn there tends to be excess capacity in the marketplace, driving shorter lead time expectations, which often results in a higher percentage of book-ship (or turns) business in the quarter.

Patents and Licenses

We employ a combination of patents, copyrights, maskwork rights, trademarks and trade secrets, as well as contractual restrictions, to protect the proprietary aspects of our business and devices. In addition to our own intellectual property, we license technologies and products from others as necessary to provide second sources for standard products or to obtain rights to cores, cells or other technology. We often enter into agreements to incorporate into our designs the intellectual property of third parties. Such agreements may impose certain obligations or limitations on our use or disclosure of such intellectual property or the enforcement of our own intellectual property. We hold numerous U.S. and foreign patents and have additional U.S. and foreign patent applications pending. We also hold numerous mask work registrations, registered copyrights to protect proprietary software employed in our devices, and trademarks. We intend to continue investing in the protection of our intellectual property through the filing of patent applications and, if appropriate, the registration of copyrights, maskworks and trademarks. Nevertheless, we believe that our continued success depends primarily on the technological skills and innovative abilities of our personnel and our ability to rapidly commercialize product developments. Thus, we believe that the loss of any one of our patents or trade secrets would not materially affect our core business.

The extent and value of our intellectual property is necessarily uncertain. While we intend to protect our intellectual property rights vigorously, our efforts may not be successful. Despite our precautions, a third party may copy or otherwise obtain our devices or technology without authorization, requiring patent litigation to enforce our rights. Patent litigation is, by its nature, expensive and unpredictable. If litigated, one or more of our patents may be found invalid or unenforceable or to have claims of such narrow scope as to be of little economic value. Third parties may design around our patents. Third parties may independently develop technology similar to our trade secrets. In addition, the laws of some foreign countries where we have patent and trademark rights may not protect our intellectual property rights to the same extent as the laws of the United States.

Additionally, our pending and future patent applications should not be relied upon as they may not issue as patents, and even if they do issue, such future patents may not be of sufficient scope or strength to provide meaningful economic or competitive value.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, both defensive and offensive.

From time to time we have received, and may in the future receive, communications from third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the third party and/ or requires a license thereto. With respect to those third party communications that are currently pending, we believe, after having consulted with counsel, that either (i) we have meritorious defenses, (ii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iii) we can modify our products to avoid such rights, but if this is not the case, we may be sued and assessed damages for past infringement. Indeed, licenses may not be available on commercially reasonable terms, or at all. In addition, we have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our devices.

We recently received a letter from an electronic equipment manufacturer that makes products that are competitive to certain of our key products, asserting that the sale of certain of our key products may be infringing certain patents owned by them. After having consulted with counsel, we believe that we have meritorious defenses to the assertions set forth in the letter. However, should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of this matter would not have a material adverse affect on our business.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we may not be successful in defending ourselves against intellectual property claims. The cost of defending against patent infringement or other intellectual property litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, we could be prohibited from using or selling the infringing products or technologies and be required to pay substantial damages. Such a result could have a material adverse effect on our business.

Conversely, we also enforce our intellectual property rights where appropriate, consistent with business considerations. For example, we filed a patent infringement suit against QuickLogic. While we believe we would ultimately be successful in this litigation, it is possible that QuickLogic could assert a number of defenses, such as noninfringement, or counterclaims of invalidity or unenforceability. Nonetheless, we do not currently believe that any outcomes of such defenses or counterclaims would have a material adverse effect on our business.

Employees

As of December 31, 2003, we had 661 full time employees. Of those 661 employees, approximately 424 were employed in a manufacturing capacity, 122 in engineering and 115 in a general administrative function.

Our employees are not represented by any collective bargaining organization.

Environmental

Our manufacturing processes require substantial use of various hazardous substances, and, as a result, we are subject to a variety of governmental laws and regulations related to the storage, use, emission, discharge and disposal of such substances, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. Although we cannot provide assurances, based on currently available information and our past experience, we do not believe that compliance with environmental laws will have a material impact on our business.

In February 1999, our facilities in Idaho received ISO 14001 certification from an independent auditor. We believe that ISO 14001 certification is widely recognized as the global standard for measuring the effectiveness of a company’s environmental management. To qualify, companies must implement an environmental management system, commit to prevent pollution, adopt a program of continual improvement, and submit to periodic outside audits of their environmental management system. Our environmental management system controls and monitors the ways in which we impact the environment, including air quality, water use, conservation, waste disposal and chemical handling.

Financial Restructuring and Reorganization

We filed a pre-packaged Chapter 11 reorganization plan with the United States Bankruptcy Court for the Northern District of California on February 28, 2002. The court confirmed the plan on April 30, 2002, and it became effective on May 13, 2002.

Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million in principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. Each holder of senior notes received, in exchange for its senior notes, its pro rata share of:

•	14,000,000 shares of our newly issued common stock. As of December 31, 2002, this represented approximately 86% of our outstanding equity on a fully diluted basis.

•	100% of the newly issued series A preferred stock issued by our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of one of our wafer fabrication plants located in Nampa, Idaho. We transferred this plant to MOD III, Inc. upon the effectiveness of our reorganization plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9 1/2% per annum, and these dividends increase the aggregate liquidation preference accordingly.

•	50% of MOD III, Inc.’s newly issued series B preferred stock. We retained the remaining 50% of the new MOD III, Inc. series B preferred stock, as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.’s assets in excess of the series A preferred stock liquidation preference.

Our previously outstanding common stock and preferred stock, and all related options and warrants, were also cancelled pursuant to the terms of the reorganization plan, and all accumulated dividends and any other obligations with respect to such shares were extinguished. Each holder of common stock received a pro rata share of $50,000. Each holder of preferred stock received a pro rata share of $150,000. As a result of this reorganization, we expect to save more than $26.6 million in annual interest payments on the extinguished senior notes.

Historical Background to the Plan of Reorganization

We issued our senior secured notes in connection with our going-private transaction in 1998. From 1998 through 2002, our business and financial growth were negatively affected by the extremely difficult business climate in which we operated.

In March 2001, we retained Lazard Frères & Co., LLC as our independent financial advisor to assist us in exploring a number of strategic alternatives. Also in March 2001, Lazard began the process of soliciting bids for the sale of all or parts of our business. While we received a number of proposals, each of these contained significant financing or due diligence contingencies. After consultation with our financial advisor, we determined that these contingencies could seriously jeopardize the likelihood that a strategic transaction could be consummated.

In July 2001, holders of senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes formed an informal group to discuss and negotiate the terms of a possible restructuring with us. All members of this group executed confidentiality agreements, and on July 13, 2001, members of our management met with these holders and their counsel to discuss a possible restructuring.

Discussions continued over the course of the summer and fall of 2001. During the course of these discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On November 27, 2001, we reached a non-binding agreement regarding the terms of the reorganization plan with this informal group of our noteholders.

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

On February 28, 2002, MOD III, Inc. and we filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court confirmed the reorganization plan by its order entered on April 30, 2002, and the reorganization plan became effective on May 13, 2002.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a 41,000 square foot facility in San Jose, California, which we have leased through January 31, 2007. We currently own and perform wafer fabrication at our 118,000 square foot building located on a 53-acre site in Nampa, Idaho, which we call MOD II.

A majority of our product testing, inventory warehousing and logistics resides in a 64,000 square foot facility located in the Philippines. In October 2003, we executed a new lease agreement for the Philippines facility through March 2009. In addition, we have short-term leases for sales offices located in the U.S., Canada, England, Germany, Korea, Malaysia, the People’s Republic of China (including Hong Kong), Singapore and Taiwan. We believe that our properties currently are adequate to meet our needs.

In January 2002, we closed our MOD III facility, which is approximately 158,000 square feet. In connection with our plan of reorganization, we transferred the assets of the MOD III facility to MOD III, Inc. MOD III, Inc. is holding this facility for sale. The holders of our former senior notes will receive the first $30 million of net proceeds (plus dividends accruing on $30 million of preferred stock at a rate of 9.5% per annum) from the sale of the assets, and the proceeds above this amount are split evenly between them and us.

ITEM 3.	LEGAL PROCEEDINGS

We are participating in litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard. In August 2003, we filed suit against QuickLogic Corporation in the U.S. District Court for the Northern District of California alleging that QuickLogic’s FPGA and ESP products infringe claims of ZiLOG’s U.S. patent number 4,607,749 and seeking to recover monetary damages resulting from the alleged infringement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Stockholders Meeting

On February 12, 2004, at a special meeting, the Company’s stockholders approved the following:

•	Authorized capital stock increased to 60,000,000 shares;

•	Granted authority to the Board of Directors to affect a reverse stock split of either a three for two, two for one, five for two or three for one;

•	Authorized an increase in the maximum authorized size of the Board of Directors to nine members; and

•	Authorized eliminating certain restrictions relating to membership of our Board of Directors and our Nominating Committee.

Each of the foregoing was accomplished via amendment of our Certificate of Incorporation.

(b) Stock Split

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All Successor Company common shares and per share figures have been retroactively restated to reflect this one-for-two reverse stock split. In addition, the Company reclassified $200,000 and $200,000 from “common stock” to “Additional paid-in capital” in the Company’s balance sheet at December 31, 2003 and 2002, respectively.

(c) 2004 Omnibus Stock Incentive Plan

On December 17, 2003, the Company’s Compensation Committee approved the 2004 Omnibus Stock Incentive Plan. The Company’s stockholders approved the 2004 Omnibus Plan at a special meeting held on February 12, 2004. The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Omnibus Plan.

(d) 2004 Employee Stock Purchase Plan

On December 17, 2003, the Company’s Compensation Committee approved the 2004 Employee Stock Plan. The Company’s stockholders approved the adoption of the 2004 ESPP at a special meeting held on February 12, 2004. The total of 1,250,000 shares of the Company’s common stock has been reserved for purchase by eligible employees under the 2004 ESPP, subject to certain adjustments.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, we had issued 931,233 restricted shares and 1,487,292 options pursuant to our 2002 Omnibus Stock Option Plan, which plan was approved by the Bankruptcy Court. We believe that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Rule 701 or Section 4(2) of the Securities Act.

On January 20, 2003, we issued a warrant to Future Electronics, Inc. to purchase up to 120,000 shares of the Company’s common stock, for $3.20 per share. The vesting of the warrant is based on the attainment of certain performance goals during calendar year 2003, pursuant to a related distribution agreement. We believe the issuance of this warrant was exempt from registration under the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering. This warrant expired unexercised on December 31, 2003.

PRICE RANGE OF COMMON STOCK

Our Common Stock

Our common stock commenced trading on the Nasdaq National Market on March 12, 2004 under the symbol “ZILG.” Previously, our common stock traded on the Over-the-Counter Bulletin Board. For the period between May 13, 2002, the effective date of our plan of reorganization, and May 16, 2002, our common stock was quoted through the Pink Sheets Electronic Quotation Service. Between January 1, 2001 and May 13, 2002, there was no market for our common stock. The following table sets forth the high and low last trading prices by quarter on the Over-the-Counter Bulletin Board or the Nasdaq National Market (as adjusted to give effect to our reverse stock split), as applicable.

	High	Low
2002
Second Quarter (May 17 through June 30, 2002)	$12.50	$9.10
Third Quarter	$10.20	$4.20
Fourth Quarter	$6.50	$3.50

2003
First Quarter	$6.40	$3.38
Second Quarter	$6.96	$3.32
Third Quarter	$8.00	$5.62
Fourth Quarter	$11.68	$6.70
First Quarter (through March 26, 2004)	$14.98	$10.44

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,226,490	5.48	245,695

Total	1,226,490	5.48	245,695

(1)	The ZiLOG 2002 Omnibus Stock Option Plan was originally approved under the terms of our plan of reorganization.

See Note 17 to the consolidated financial statements for a discussion of related party transactions.

As of December 31, 2003, we had approximately 750 holders of record of our common stock, including holders of our restricted shares of common stock granted under the 2002 Omnibus Stock Incentive Plan. We have not paid any dividends and currently intend to retain any future earnings for investment in our business. We may be restricted from paying any cash dividends on our common stock by the terms of the agreement governing our senior secured revolving credit facility, as described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data set forth below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2003, the eight months and four months ended December 31, 2002 and April 30, 2002, respectively, and for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K which have been audited by KPMG LLP, independent auditors. KPMG LLP’s report on our December 31, 2003 consolidated financial statements contains two explanatory paragraphs. The first paragraph relates to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and the second paragraph refers to the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The consolidated balance sheet data as of December 31, 2001 are derived from financial statements not included herein which have been audited by KPMG LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our respective consolidated financial statements not included herein which have been audited by Ernst & Young LLP, independent auditors.

Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. In connection with the adoption of fresh-start reporting, our reorganization value has been allocated to our assets and liabilities on a basis which is substantially consistent with the purchase method of accounting. Our financial statements for periods subsequent to adoption of fresh-start reporting are not comparable with those prepared before our plan was confirmed because they are, in effect, those of a new entity. Consequently, the consolidated balance sheet data at December 31, 2003, December 31, 2002 and at May 1, 2002 is labeled “Successor Company,” and reflects the effect of our reorganization plan and the associated fresh-start adjustments. Periods presented prior to May 1, 2002 have been designated “Predecessor Company.” Note 3 to our consolidated financial statements, included elsewhere in this Form 10-K, provides a reconciliation of the Predecessor Company’s consolidated balance sheet from April 30, 2002 to that of the Successor Company on May 1, 2002.

Although our plan of reorganization became effective on May 13, 2002, for financial reporting purposes, the effective date of our plan of reorganization is considered to be April 30, 2002.

A black line has been drawn between the accompanying financial statements to distinguish for accounting purposes between the Successor Company and the Predecessor Company.

We have included in-process research and development and goodwill amortization within “research and development” and “special charges and reorganization items,” respectively, of the Predecessor Company statements of operations, whereas these items are each disclosed separately in the Successor Company’s consolidated statement of operations data. The 2002 Consolidated Statement of Operations has been combined as a matter of convenience. The combined results are not meant to be a presentation in accordance with generally accepted accounting principles due to the change in basis resulting from the completion of the reorganization plan and the application of fresh-start accounting during the period.

	Predecessor Company				Successor Company	Combined	Successor Company
	Year Ended December 31,			Four Months Ended April 30, 2002	Eight Months Ended Dec. 31, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2003
(In millions, except per share data)	1999	2000	2001
Consolidated Statement of Operations Data:
Net sales	$245.1	$239.2	$172.3	$46.0	$93.6	$139.6	$103.6
Cost of sales	158.7	151.7	130.1	26.1	51.2	77.3	55.2
Cost of sales – fresh-start inventory adjustment	—	—	—	—	3.9	3.9	—

Gross margin	86.4	87.5	42.2	19.9	38.5	58.4	48.4
Operating expenses:
Research and development	32.8	36.9	28.7	6.8	11.1	17.9	18.0
Selling, general and administrative	59.1	54.5	46.1	10.8	22.6	33.4	27.6
Special charges and reorganization items(1)	4.7	17.5	54.3	6.9	2.8	9.7	3.8
Amortization of intangible assets	—	—	—	—	7.9	7.9	6.8
In-process research and development	—	—	—	—	18.7	18.7	—

Total operating expenses	96.6	108.9	129.1	24.5	63.1	87.6	56.2

Operating loss	(10.2)	(21.4)	(86.9)	(4.6)	(24.6)	(29.2)	(7.8)
Other income (expense):
Fresh-start adjustments	—	—	—	83.7	—	83.7	—
Net gain on discharge of debt	—	—	—	205.7	—	205.7	—
Interest income	2.6	2.8	1.1	0.1	0.2	0.3	0.3
Interest expense(2)	(29.0)	(29.1)	(33.7)	(5.0)	(0.5)	(5.5)	(0.4)
Other, net	(0.3)	(0.8)	(0.8)	0.1	0.5	0.6	0.5

Total other income (expense)	(26.7)	(27.1)	(33.4)	284.6	0.2	284.8	0.4

Income (loss) before reorganization items, provision (benefit) for income taxes, equity method investment loss and cumulative effect of change in accounting principle	(36.9)	(48.5)	(120.3)	280.0	(24.4)	255.6	(7.4)
Reorganization items	—	—	—	4.0	—	4.0	—
Provision (benefit) for income taxes	1.0	0.3	0.5	0.1	1.6	1.7	(1.5)
Equity method investment loss	—	0.9	7.2	—	—	—	—
Cumulative effect of change in accounting principle	—	8.5	—	—	—	—	—

Net income (loss)	(37.9)	(58.2)	(128.0)	275.9	(26.0)	249.9	(5.9)
Less: preferred stock dividends accrued	4.0	4.5	5.1	1.9	—	1.9	—

Net income (loss) attributable to common stockholders	$(41.9)	$(62.7)	$(133.1)	$274.0	$(26.0)	$248.0	$(5.9)

Basic and diluted net loss per share(3)					$(1.82)		$(0.41)

Weighted-average shares used in computing basic and diluted net loss per share					14.3		14.3

(1)	Special charges and reorganization items consist of asset impairments, restructuring charges and debt restructuring fees in 2003, 2002 and 2001; asset impairments, restructuring charges and purchased in-process R&D charge in 2000; asset impairments and purchased in-process R&D charge in 1999. See Note 7 of Notes to Consolidated Financial Statements.
(2)	Excludes contractual interest of $4.2 million in the four months ended April 30, 2002, which was not recorded during the reorganization.
(3)	Loss per share for the Predecessor Company is not presented because the common stock was not traded on an established trading market.

	Predecessor Company				Successor Company
	As of December 31,			As of April 30, 2002	As of May 1, 2002	As of Dec. 31, 2002	As of Dec. 31, 2003
(In millions)	1999	2000	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60.8	$40.7	$30.7	$18.8	$18.8	$29.4	$22.0
Working capital (deficiency)	55.6	23.6	(306.9)	7.5	12.5	19.1	21.0
Total assets	284.3	239.7	115.7	94.5	181.9	168.8	133.9
Total assets excluding MOD III, Inc. assets held for sale	—	—	—	—	151.9	138.8	103.9
Current liabilities	78.5	88.0	375.5	44.1	41.8	35.1	27.4
Liabilities subject to compromise	—	—	—	325.7	—	—	—
Total liabilities	374.1	382.6	389.8	383.9	61.9	72.0	43.2
Stockholders’ equity (deficiency)	(89.8)	(142.9)	(274.1)	(289.4)	90.0	66.8	60.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this Form 10-K.

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001. This discussion and analysis should be read in conjunction with the section entitled “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto included elsewhere herein. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss EBITDA as a measure of liquidity in our filings with the Securities and Exchange Commission, earnings releases and investor conference calls. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our ongoing operations. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. However, for ease of reading our financial reports, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full year, which ends on December 31 of each year.

Overview

Founded in 1974, we are a global supplier of 8-bit micrologic semiconductor devices. We design, develop, manufacture and market various families of devices in this market segment. Using proprietary technology that we have developed over our 30-year operating history, we provide semiconductor integrated circuit devices that our customers design into their end products. Our devices often include related application software and typically combine a microprocessor with memory and various peripheral functions on a single device. Our products enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. For example, some typical applications include devices that control the speed of a motor, infrared remote controls, security systems and battery chargers. In addition to our micrologic devices, we sell other integrated circuit devices that have a wide variety of uses including the processing and transmission of information for communications and consumer electronics products. These devices include serial communication controllers, modems, IrDA transceivers, television display controllers and personal computer peripheral controllers. Historically we have also performed wafer fabrication foundry services for third parties.

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange. On February 27, 1998, we consummated a leveraged merger with an affiliate of Texas Pacific Group. In connection with that transaction we issued $280 million of our former 9 1/2% Senior Secured Notes due 2005 that required us to make semi-annual interest payments of $13.3 million, and we ceased having publicly traded equity securities. During the period that we were controlled by Texas Pacific Group a new management team was appointed that implemented a series of restructuring and other actions, including:

•	Reduction of our workforce within our older MOD II five-inch wafer fabrication facility and shifting of more production into our newer eight-inch MOD III wafer fabrication facility.

•	Closure of our assembly operations in the Philippines and outsourcing all of our assembly operations to third party manufacturers in the Philippines and Indonesia.

•	Focus of our research and development efforts on the Cartezian family of 32-bit micrologic products targeted for use in the data communication and telecommunications end markets. As a result of rapid deterioration in the communications hardware market during the second half of 2000, our Cartezian family of products was never ultimately brought to market.

•	Establishment of product design centers in Bellevue, Washington, Austin, Texas, Fort Worth, Texas and Bangalore, India.

•	Acquisition of a 20% equity interest in Qualcore Group for $8.1 million. Qualcore Group is an integrated circuit design firm with offices in Sunnyvale, California and Hyderabad, India.

•	Reduction of the headcount in our direct sales force, elimination of our existing distributors in North America and appointment of Pioneer Standard Electronics as our exclusive full service distributor for North America.

2002 Financial Restructuring and Reorganization

Commencing in 2000, our business and financial growth had been negatively affected by the extremely difficult business climate brought on by the downturn in the technology industry generally and the cyclical downturn in the semiconductor industry. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of our senior notes. We concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On January 28, 2002, we commenced solicitation of acceptances of a joint plan of reorganization, which set forth a plan to reorganize our company and our subsidiary, ZiLOG-MOD III, Inc.

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.’s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, but for financial reporting purposes we use May 1, 2002, as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the “Predecessor Company” and to the reorganized company as the “Successor Company.”

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. On May 1, 2002, we adopted “fresh-start” reporting proscribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on that date the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

Please see additional detailed information regarding our reorganization in 2002 and our implementation of fresh start reporting pursuant to Statement of Position 90-7 under the captions “2002 Financial Restructuring and Reorganization” and “Critical Accounting Policies” later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Like many companies in our industry, during the fourth quarter of 2000 we began to experience declining sales and this trend of depressed sales has persisted into 2003. During the first half of 2001 our previous CEO resigned and our current CEO, Jim Thorburn, was brought in to refocus our operations and product portfolio to return us to profitability. Under the leadership of Jim Thorburn, we implemented a three-phase turnaround plan with the objective of establishing and maintaining financial stability, reclaiming the Company’s markets and customers and investing in innovative products.

Stock Repurchase Program

On April 17, 2003, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of our common stock. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company.

On May 1, 2003, we repurchased 125,000 shares at $4.00 per share on the open market, which resulted in a net cash expenditure of $0.5 million. On May 30, 2003, our Board approved the repurchase of 50,000 shares from Michael D. Burger, our President, at a purchase price of $6.50 per share, which was the closing price on the Over-the-Counter Bulletin Board on the date of repurchase, net of the repayment of certain loans to Mr. Burger that were secured against the restricted stock. The net cash paid to repurchase these shares was approximately $664,000. As of December 31, 2003, the Company had repurchased an additional 203,250 shares of restricted common stock from former employees for approximately $571,000, which is net of repayment of the balance of the outstanding loan made by the Company to these former employees. In connection with the above repurchases of shares from employees and former employees, the Company retired approximately $684,000 of employee loans receivable. Additionally, during the third quarter, the Company repurchased 4,413 shares of common stock resulting from employee stock option exercises for approximately $34,000. All of these shares are reflected in the financial statements of the Company as treasury stock as of December 31, 2003. In February 2004, we repurchased 45,000 shares from a former employee for cash, net of loan repayment, of approximately $63,000. There were no repurchases of common stock during the eight-month period ending December 31, 2002.

Critical Accounting Policies and Estimates

We believe our critical accounting policies are as follows:

•	fresh-start reporting;

•	estimating sales returns and allowances;

•	estimating allowance for doubtful accounts;

•	estimating write-downs of excess and obsolete inventories; and

•	asset impairments.

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

Fresh-Start Reporting

Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Frères & Co., LLC, and in reliance upon various valuation methods, and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million as of May 13, 2002. This estimate of equity value was derived from a weighted average of three separate valuations methodologies: the first based on a comparable public company analysis; the second based on precedent transaction analysis; and the third based on a discounted cash flow analysis. For the purposes of the comparable public company analysis, Lazard analyzed the trading multiples of numerous public companies in the semiconductor industry, including Semtech, Globespan and Mitel, amongst others as at May 13, 2002. The comparable public company analysis yielded a valuation range of $70-$87 million; Lazard weighted this analysis 35% in its estimated valuation. The precedent transaction analysis yielded a valuation range of $88-$109 million; Lazard weighted this analysis 30% in its estimated valuation. The discounted cash flow analysis yielded a valuation range of $82-$106 million. In determining the discounted cash flow valuation range, Lazard considered three years of financial projections based on management’s best estimates at the time, with terminal values ranging from six to eight times the final year’s cash flow, and utilizing a discount factor of 28%. Lazard weighted this analysis 35% in its estimated valuation. These valuations were based on the underlying assumptions and limitations set forth in their report. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our cash flow projections; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.

In connection with the overall revaluation of our assets and liabilities under fresh-start reporting, described above, we recorded a gain of $83.7 million. The increases in the carrying value of our intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. The increases in carrying value of our tangible assets were based on physical inspections and written appraisals that included market data and cost approaches. Results would have varied under different assumptions or conditions.

Estimating Sales Returns and Allowances

Our net sales to OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. We then evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

Our net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users of our devices. At the time that we recognize distributor sales as revenue, we record a reserve for estimated price adjustments that the distributors will reclaim from us on the merchandise they resold to end users. These reserves are recorded as a reduction to our net sales and a reduction to our accounts receivable. To estimate this distributor price adjustment reserve, we analyze our historical price adjustment payments and pending price adjustments that have been authorized by us but have not yet been claimed by our distributors. Because our distributor allowance reserve is based upon our judgments and estimates, such reserves may not be adequate to cover actual distributor price allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

Estimating Allowance for Doubtful Accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our selling, general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider the aging of our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write-offs. If the financial condition of one or more of our customers unexpectedly deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating Write-Downs of Excess and Obsolete Inventories

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

Asset Impairments

We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of future discounted cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations.

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy consist of existing technology and brand name, as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. The goodwill is not subject to amortization.

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2003, and we plan to perform this test in the third quarter of each year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Reporting Segments

Beginning in May 2002, we have consolidated our business segments into one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Period Comparisons

Our results of operations after May 1, 2002 and our consolidated balance sheets at December 31, 2003, December 31, 2002 and May 1, 2002 are not comparable to our results of operations prior to May 1, 2002 and our consolidated balance sheet at December 31, 2001, due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy. Differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared combined results of our Predecessor and Successor Company’s operations for fiscal year 2002 to the Predecessor Company’s results for fiscal year 2001. Our combined results for 2002 are presented for convenience of annual comparison and are not meant to be a presentation in accordance with generally accepted accounting principles.

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars and as a percentage of total net sales for each period indicated, as follows (in millions):

	Predecessor Company	Combined Company	Predecessor Company	Successor Company
	Year Ended Dec. 31, 2001	Year Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Eight Months Ended Dec. 31, 2002	Year Ended Dec. 31, 2003
Net sales by region:
Americas	$87.0	$81.1	$25.2	$55.9	$59.7
Asia	64.6	40.6	13.8	26.8	30.9
Europe	20.7	17.9	7.0	10.9	13.0

	$172.3	$139.6	$46.0	$93.6	$103.6

Net sales by channel:
OEM	$105.4	$78.5	$25.8	$52.7	$55.1
Distribution	66.9	61.1	20.2	40.9	48.5

	$172.3	$139.6	$46.0	$93.6	$103.6

Net sales by business line:
Micrologic Devices include:
Core 8-bit Microprocessors and Microcontrollers	$98.2	$90.3	$29.1	$61.2	$68.0

Other Devices include:
Serial Communications Controllers	18.3	15.4	5.0	10.4	13.7
Modems	20.0	10.5	4.7	5.8	3.1
IrDA Transceivers	5.6	2.8	0.5	2.3	2.4
Television, PC Peripheral Products and Other	22.3	12.7	5.8	6.9	5.3

Subtotal – Other Devices	66.2	41.4	16.0	25.4	24.5
Foundry Services	7.9	7.9	0.9	7.0	11.1

Net sales	$172.3	$139.6	$46.0	$93.6	$103.6

During the past two years, we have implemented a series of business restructuring programs aimed at refocusing on our core 8-bit micrologic device portfolio. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished $280.0 million in principal value of our former 9 1/2% Senior Secured Notes due 2005, which required $13.3 million in interest payments each March 15 and September 15.

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of December 31,
	2001	2002	2003
Days sales outstanding	35	28	46
Net sales to inventory ratio	10	13	11
Weeks of inventory at distributors	8	10	14
Current ratio	0.2	1.5	1.8

We calculate each of these key metrics based on annual results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. For instance, at December 31, 2003 our DSO was 46 days which is higher than our historical levels. This reflects strong customer billings from several large OEMs during the month of December 2003 and a resulting increase in accounts receivable at year end. During 2001 and 2002 our net sales were generally declining on a sequential basis which contributed to our relatively low DSO figures at the end of those years.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased from 2001 to 2002 because we decreased our inventory levels more rapidly that our revenues declined. Our net sales to inventory ratio declined from 2002 to 2003 because our revenues declined more rapidly than our inventory levels over that period of time.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. During December 2003, our shipments to distributors increased from the prior year due to increased demand from such distributors which accounts for the increase in this metric at December 31, 2003. We do not recognize revenue on shipments to distributors until our distributors resell our products to end users.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Beginning in 2000 we experienced a trend of reduced demand for many of our products that has in certain market areas continued through the year ended December 31, 2003. During this time, we refocused our business on our core 8-bit micrologic portfolio of devices, and de-emphasized certain product offerings in our other devices business line and introduced new products including the Z8 Encore! and eZ80Acclaim!

Revenue from product sales to OEM customers is recognized upon title transfer, which generally occurs upon shipment, net of appropriate allowances for returns and warranty costs that are recorded at the time revenue is recognized. The Company recognizes revenue on sales to distributors who have rights of return and price protection on unsold merchandise held by them when products are resold by the distributors to end-users.

Net sales were $103.6 million in 2003 representing a decrease of 25.8% from net sales of $139.6 million in 2002. This decrease in net sales reflects lower unit shipments for both our micrologic and other devices business lines. The net sales decline for our micrologic devices business line in 2003 compared to 2002 reflects overall lower market demand partially as a result of our customers moving from our older Z80 and Z8 device applications to alternative technologies provided by our competitors, primarily microcontroller products with embedded flash technology. In November 2002 and February 2003, we released our new Z8 Encore! and eZ80Acclaim! products, respectively, that are focused on the market for flash-based microcontrollers, with a strategy of recapturing sales to these customers and entering new markets. Due in part to the length of the cycle from design win to production revenue we have not had and do not expect to have significant sales of these products until the second half of 2004.

Net sales of our other devices totaled $24.5 million in 2003, a decrease of $16.9 million or 40.8% from $41.4 million in 2002. This decrease primarily reflects:

•	a $7.4 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware-driven solution to an internally developed software-

operated modem. Sales of modem products to this customer were $1.6 million in 2003 compared to $7.2 million in 2002. We expect minimal net sales from this customer in 2004; and

•	a $7.4 million decrease in net sales of our television and peripheral products. The television and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated away from 8-bit analog devices to alternative solutions. Television customers have moved from televisions with 8-bit microcontrollers and analog technologies to more complex 16-bit DSP and 32-bit microcontrollers with more digital features.

Net sales from our foundry services for the year ended December 31, 2003 increased by $3.2 million or 40.5% to $11.1 million as compared to the same period of 2002. Despite the increase in net sales from foundry services in 2003 compared to 2002, we are not investing in this business and we expect sales from foundry services to be minimal in the future.

Gross Margin

Our cost of sales primarily represents the cost of producing our products, including wafer fabrication, assembly and test expenditures. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing efficiency and productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 46.7% in 2003, up from 41.8% in the same period of 2002. This improvement in our gross margin percentage during 2003 reflects a $3.9 million charge for amortization of fresh-start reporting inventory adjustments during 2002. (See Note 3, “Fresh-Start Reporting,” in Notes to Consolidated Financial Statements in our 2002 Annual Report filed on Form 10-K.) Although our “gross margin as adjusted” is a non-GAAP measure, we believe it is meaningful to investors as excluding the bankruptcy-related inventory adjustment provides a more accurate reflection of comparable performance. Exclusive of this one-time amortization charge, our gross margin as adjusted was 44.6% of net sales for 2002.

We have improved our gross margin compared to the gross margin as adjusted in 2002, even though lower revenue has resulted in lower wafer production needs. The improvement in gross margin in 2003 as compared to 2002 is a result of improved production yields as well as lower manufacturing costs on a per unit basis driven by our focus on consolidating and streamlining our manufacturing activities with a continued emphasis on outsourcing wafer manufacturing activities. For example, we have continued to reduce our headcount in manufacturing activities as demand has fluctuated with reductions at our wafer manufacturing facility in Nampa, Idaho in February 2003 and in our Manila, Philippines facility in September 2003. Our gross margin was also improved by outsourcing our wafer requirements for 0.35-micron technologies to our foundry suppliers in Taiwan, including our new embedded flash-based Z8 Encore! and eZ80Acclaim! devices. Additionally, we have continued to multi-source our product assembly activities with several Asian suppliers to enhance our supply source flexibility and obtain favorable vendor pricing.

Research and Development Expenses

Research and development expenses were $18.0 million for the year ended December 31, 2003, reflecting a 0.6% increase from the $17.9 million of research and development expenses for the same period in 2002. Our research and development efforts in both 2002 and 2003 were, and will continue to be, primarily directed towards development of core micrologic devices and tool support, including our Z8 Encore! and eZ80Acclaim! families of 8-bit embedded-flash micrologic devices and our Crimzon consumer solutions family of products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $27.6 million for the year ended December 31, 2003 from $33.4 million for the same period in 2002, or a 17.4% decline. This decrease was due to lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expense and reduced sales commissions as a result of the lower sales levels.

Special Charges

Special charges for each period indicated were as follows (in millions):

	Year Ended December 31,
	2002	2003
Asset impairments:
Austin, Texas assets	$1.7	$—
Internal use software	0.8	—
Goodwill write-offs	0.2	—
Test, probe and other equipment written-off	—	0.2
Equity investment write-down	—	0.2
Restructuring of operations:
Employee severance and termination benefits	2.5	1.5
MOD III closure costs	3.2	1.3
Lease termination costs	0.5	—
Professional fees for debt restructuring	5.0	0.6
Other	(0.2)	—

	$13.7	$3.8

The following table details special charge accrual activity and ending accrual balances for the years ended December 31, 2003 and 2002 (in millions):

	Severance and Termination Benefits	Lease Termination Charges	Debt Restructuring	MOD III Closure Costs	Total
Balance at December 31, 2001	$5.6	$2.8	$1.1	$0.2	$9.7
Total charge to special charges	1.2	0.7	4.0	2.3	8.2
Cash paid	(6.0)	(3.0)	(2.5)	(2.3)	(13.8)

Balance at April 30, 2002	0.8	0.5	2.6	0.2	4.1
Total charge to special charges	1.3	(0.2)	1.0	0.9	3.0
Cash paid	(1.6)	(0.3)	(3.6)	(1.0)	(6.5)

Balance at December 31, 2002	0.5	—	—	0.1	0.6
Total charge to special charges	1.5	—	0.6	1.3	3.4
Cash paid	(2.0)	—	(0.6)	(1.3)	(3.9)

Balance at December 31, 2003	$—	$—	$—	$0.1	$0.1

During the year ended December 31, 2003, special charges totaled $3.8 million. The primary components of special charges in 2003 were $1.5 million of employee severance and termination benefits, $1.3 million of MOD III closure costs and professional fees of $0.6 million in connection with our Securities and Exchange Commission S-1 registration statement for the registration of certain common stock required by our May 2002 reorganization plan, which became effective in July 2003. The employee severance and termination benefits primarily relate to the elimination of approximately 86 manufacturing positions at our MOD II wafer fabrication facility and our Manila, Philippines test facility that took place in February and September 2003, respectively. The $1.3 million of MOD III closure costs are ongoing costs for the maintenance of our idled MOD III eight-inch wafer manufacturing facility in Nampa, Idaho which is being held for sale. We also had long-lived asset impairments of $0.2 million and an equity investment impairment of $0.2 million.

During the year ended December 31, 2002, special charges included $1.7 million in charges in connection with the closure of our Austin, Texas design center in 2002, as we abandoned furniture, fixtures and equipment with this associated book value. Also in connection with this action, the streamlining of our sales force, and reduction in headcount in Nampa, Idaho and the Philippines we paid severance and termination benefits of approximately $2.5 million. Approximately $0.8 million of computer aided design software was impaired in 2002 as a result of our decision to cancel development of the Cartezian family of 32-bit microprocessors. Additionally, we incurred $3.2 million of special charges during 2002 in connection with the closure of our MOD III eight-inch wafer fabrication facility in Idaho and $0.5 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing the facilities. Our recapitalization and associated Chapter 11 reorganization activities resulted in charges of $5.0 million in 2002 including legal, accounting and other professional advice and service fees. In addition, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off during 2002.

Stock-Based Compensation

During 2003 and 2002, we recognized $1.5 million and $3.0 million of stock-based compensation expense, respectively, primarily in connection with the award of restricted stock and stock options to certain executives, employees and consultants at exercise prices below their deemed fair market value for accounting purposes on the dates of award. This non-cash stock-based compensation expense is primarily included in our selling, general and administrative expenses. Our right to repurchase shares of restricted stock for $0.02 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Compensation expense for stock awards to consultants is measured as the restrictions lapse and will be recognized over the periods that the restrictions lapse. Based on the employee restricted stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $1.2 million, $0.6 million and $0.2 million for the years ending December 31, 2004, 2005 and 2006, respectively.

In-Process Research and Development

During 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. Our in-process research and development charge during the second quarter of 2002 relates to partially developed semiconductor product designs that had not reached technological feasibility and had no alternative future use on the date they were valued for fresh-start reporting.

As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next-generation products in our Z8 Encore! and eZ80Acclaim! micrologic device families, as well as a new infrared remote control device and a new IrDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35% for each of the projects. As noted above, the initial product offerings in our new Z8 Encore! and eZ80Acclaim! flash-memory enabled micrologic product lines were launched in November 2002 and February 2003, respectively. The nature of efforts required to develop the in-process technology into commercially viable products primarily related to completion of design, prototyping and testing to ensure the products could be produced cost effectively and to meet customer design specifications, including functions, features and performance requirements. The cost of completing development of the eZ80Acclaim! and Z8 Encore! projects was approximately $1.8 million and $2.3 million, respectively. The IrDA transceiver project was completed in 2002 at a cost of approximately $0.4 million and the programmable universal infrared remote control project is still in progress. There can be no assurance that the programmable universal infrared remote control products will achieve commercial viability.

Amortization of Intangible Assets

Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name when ever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2003, and no impairment charge was recorded as no impairment of the carrying value was indicated. We plan to perform this test in the third quarter of each year unless the existence of triggering events indicates that an earlier review should be performed.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount	$17.0	$9.2	$26.2
Accumulated amortization	12.3	2.4	14.7

Book value at December 31, 2003	$4.7	$6.8	$11.5

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
2004	$2.9	$1.3	$4.2
2005	1.1	1.1	2.2
2006	0.4	1.0	1.4
2007	0.2	0.8	1.0
2008	0.1	0.8	0.9
Thereafter	—	1.8	1.8

Total	$4.7	$6.8	$11.5

Other Income (Expense)

During 2002, our other income and expense was primarily comprised of $205.7 million of net gain on discharge of debt and $83.7 million of fresh-start adjustments. During 2003, other income and expense was not significant.

Pursuant to the 2002 financial restructuring and reorganization, we filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed the reorganization plan, which became effective on May 13, 2002. We refer to the company prior to emergence from bankruptcy as the “Predecessor Company” and to the reorganized company as the “Successor Company.” Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our former 9½% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. These debts were offset by the $30.0 million of minority interest in MOD III, Inc. assets, acquired by the former bondholders, and $90.0 million of reorganization equity value. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, we adopted “fresh-start” accounting principles prescribed by the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. As a result, we recorded a gain of $83.7 million in the Predecessor Company’s financial statements, consisting of the effect of fresh-start adjustments.

Interest Expense

During 2002, our interest expense was primarily accrued in connection with our 9½% Senior Secured Notes due 2005, which notes and related accrued interest were extinguished in connection with our reorganization effective May 13, 2002. During 2003, our interest expense was $0.4 million.

Income Taxes

Our provision for income taxes during 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May 2002 reorganization plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with any remaining taxable income offset by reducing the tax attributes of certain of our non-current assets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

Overall, similar to the semiconductor industry as a whole, we experienced weakness in demand for many of our products that persisted throughout 2002. Our net sales of $139.6 million in 2002 represented a decrease of 19.0% from net sales of $172.3 million in 2001. This decrease in net sales included reductions in both our micrologic devices and other devices groups. Net sales of micrologic devices declined 8.0% to $90.3 million in 2002 compared to $98.2 million in 2001. This decrease reflected lower unit shipments of the Z80 micrologic product and lower demand for microcontrollers in the consumer market. The decline was an indication of overall weak market conditions as well as our customers’ transition from our Z80 micrologic devices to alternative technologies provided by our competitors, primarily micrologic devices with embedded flash technology.

In 2002, net sales of our other devices and foundry services decreased 33.5% to $49.3 million, compared to $74.1 million in 2001. This decrease reflected weak overall market conditions in the telecommunications and consumer sectors that resulted in lower unit shipments of modem, serial communication, TV, wireless connectivity and peripherals products. In addition, our largest customer for modem products has migrated technologies to soft modems and will no longer be purchasing these products. This customer accounted for $7.2 million of sales in 2002, and $17.7 million of sales in 2001.

Gross Margin

Our cost of sales primarily represents manufacturing costs relating to wafer fabrication, assembly and test operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales increased to 41.8% in 2002, up from 24.5% in 2001. During the year ended December 31, 2002, our gross margin was adversely impacted by the amortization of a fresh-start reporting inventory adjustment of $3.9 million. Exclusive of this one-time charge, our gross margin, as adjusted was 44.6% of sales for the year. Although our “gross margin as adjusted” is a non-GAAP measure, we believe it is meaningful to investors as excluding the bankruptcy-related inventory adjustment provides a more accurate reflection of comparable performance. The improvement in our gross margin during 2002 was primarily the result of rationalizing our manufacturing cost structure. A key element of this strategy was the closure of our underutilized MOD III wafer fabrication facility in January 2002. The savings in MOD III spending were partially offset by higher spending in our five-inch manufacturing facility and from purchases of manufactured wafers from outside foundries. However, our five-inch wafer manufacturing factory utilization improved to approximately 70% of capacity in 2002, compared to approximately 27% in the same period of 2001, which also helped to improve gross margin. Additionally, during 2001 we implemented a multi-source assembly program with a number of Asian semiconductor assembly service providers, we moved our wafer probe operations from Idaho to the Philippines and we streamlined our final test operations. All of these actions contributed to our improved gross margin in 2002.

Research and Development Expenses

Research and development expenses were $17.9 million in 2002, reflecting a 37.6% decrease from the $28.7 million of research and development expenses reported in 2001. The decrease in research and development expense primarily reflected lower payroll-related costs as a result of headcount reductions. During 2002, research and development expenses also declined as a result of closing our Austin, Texas design center and the related termination of all product development activities in connection with our Cartezian line of 32-bit net communications microprocessors. Additionally, in 2002, we renegotiated certain software license agreements and expensed other surplus tools.

Our design software suite is now more closely aligned with the forecast needs of our product development projects. During 2002 the primary focus of our research and development was product design efforts relating to our new Z8 Encore! and eZ80 Acclaim! flash-memory enabled devices in our core micrologic business. The first of each of these products was introduced to the market in November 2002 and February 2003, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $33.4 million in 2002 from $46.1 million in 2001. The decrease in our selling, general and administrative spending in 2002 reflected lower payroll-related costs as a result of lower headcount, elimination of certain outside sales representative commissions and reduced incentive compensation and commissions commensurate with lower sales levels. Also in January 2002, we relocated our corporate headquarters to a smaller and lower-cost facility.

Special Charges

Special charges for each period indicated were as follows (in millions):

	Year Ended December 31,
	2001	2002
Asset impairments:
Austin, Texas assets	$—	$1.7
Internal use software	1.5	0.8
Goodwill write-offs	2.1	0.2
Test and probe equipment write-offs	1.4	—
Campbell, California assets	1.5	—
Impairment of MOD III assets	30.4	—
Restructuring of operations:
Employee severance and termination benefits	6.8	2.5
MOD III closure costs	1.4	3.2
Lease termination costs	3.2	0.5
Stock-based compensation	1.7	—
Professional fees for debt restructuring	4.3	5.0
Other	—	(0.2)

	$54.3	$13.7

2002 Special Charges Analysis

See the above discussion regarding 2002 special charges.

2001 Special Charges Analysis

Our 2001 special charges, as summarized above, are described below.

During 2001, we had asset impairment charges totaling $36.9 million. This charge includes a $30.4 million write-down in the carrying value of our MOD III eight-inch wafer fabrication facility in Nampa, Idaho to its estimated fair value of $30.0 million. The write-down of MOD III was predicated on idling the facility and the fair value was determined as follows:

•	MOD III machinery and equipment were determined with the assistance of an appraiser who specializes in the semiconductor industry; and

•	MOD III land and building was determined based on market comparison with similar properties and based on consultation with a commercial real estate agent.

MOD III completed its final manufacturing in January 2002. The property, plant and equipment of MOD III were idled in January 2002, and are being held for sale. We have engaged a company who specializes in the disposition of semiconductor manufacturing equipment and facilities to actively market the MOD III facility for sale. Our desire is to sell MOD III as expeditiously as possible, although given weak current market conditions and the high level of excess manufacturing capacity in the semiconductor industry, we are unable to determine when or if we will be able to sell MOD III. As described in the section titled “Financial Restructuring and Reorganization,” in accordance with the reorganization plan, we transferred the assets of MOD III to a new subsidiary that we own jointly with our former noteholders.

We had additional asset impairments in 2001, totaling $6.5 million, which were comprised of:

•	$2.9 million of various surplus assets in the second quarter of 2001 relating to a purchased internal use materials planning software that was never deployed and surplus test equipment;

•	$1.5 million of abandoned furniture, fixtures and building improvements that were transferred to our landlord in connection with the early termination of our headquarters lease in Campbell, California; and

•	$2.1 million impairment of goodwill associated with the business we acquired from Calibre, Inc. in July 2000. We determined that the Calibre goodwill was impaired based on the under-performance of this product group compared to the original acquisition business case on which the goodwill was based.

During 2001, we recorded $6.8 million of employee retention bonuses, severance pay and termination benefits that were payable in cash. In addition, we incurred $1.7 million of stock-based compensation associated with executives of the pre-reorganization’s management team who received accelerated vesting and extended exercise terms on stock options in connection with their severance packages. We accrued involuntary termination costs after management approved a plan of termination, including identification of specific job functions to be eliminated, and the termination benefits have been communicated to those employees that may be affected by the action. The $6.8 million of cash costs consisted of:

•

$4.5 million for employee retention bonuses, severance, and termination benefits to the employees who were terminated in connection with our reduction in force due to the closure of our eight-inch wafer fabrication facility in Nampa, Idaho. Employees who were terminated in connection with the closure of MOD III entered into contracts pursuant to which they received termination benefits including stay-on bonuses, severance and medical benefits payable on their termination concurrent with the fab closure. We accrued the $4.5 million contracted termination benefits expense ratably over the employee’s service period during the six months ended December 31, 2001. This action resulted in the reduction of approximately 150 employees. At December 31, 2001, approximately $4.2 million was accrued for these payments, which amount was paid primarily in the first quarter of 2002. Also at December 31, 2001 we had $1.4 million of severance accruals relating to the final payments of 2002, due in connection with the termination of the employment contracts with certain pre-reorganization executives.

•	$2.3 million for the reduction of severance benefits were accrued in the second quarter of 2001. These actions primarily related to approximately 65 manufacturing positions in our Philippine test facility, elimination of approximately 50 engineering and other domestic personnel largely in our central technology group in Nampa, Idaho, and elimination of four senior executive positions in our corporate headquarters.

•	At December 31, 2001, we had approximately $5.6 million of severance accruals relating to these and previous actions. We paid approximately $4.5 million of this amount in the first quarter of 2002 upon the closure of MOD III and the balance of $1.1 million was paid in 2002 over the remaining periods left under the terminated employment agreements of certain pre-reorganization executives.

We incurred contract termination charges of $3.2 million in 2001, which related to the following:

•	In November 2001, we negotiated an agreement with the owner of our Campbell, California headquarters facility to terminate our lease. We agreed to pay termination charges of approximately $2.8 million in cash and transfer title to certain assets and leasehold improvements in return for cancellation of approximately $10.0 million in future lease commitments on our 108,000 square foot headquarters facility. We finalized our headquarters relocation in January 2002, and at that time, paid the $2.8 million settlement to our former landlord.

•	During the fourth quarter of 2001, we reached a settlement agreement with our equity investment partner, Qualcore Group, Inc. in which we paid Qualcore a termination charge of $450,000, and returned all the shares representing our 20% equity ownership in Qualcore to the former owners of Qualcore. In return, Qualcore cancelled its right to “put” approximately 11% of Qualcore’s common stock to us for an aggregate cost of $5.2 million. All future design services from Qualcore, if any, will be purchased under standard pay-for-performance-and-delivery contracts.

We incurred other special charges in 2001 totaling $1.4 million that related primarily to manufacturing consolidation and relocation costs associated with moving our wafer probe operation from Nampa, Idaho to the Philippines. These costs were expensed as incurred, primarily during the fourth quarter of 2001. Approximately $0.2 million was accrued for payment in connection with these consolidation costs at December 31, 2001.

We incurred $4.3 million of professional fees for financial advisors that assisted us in connection with our debt restructuring. We recorded the special charges for these fees as the services were performed throughout the year. At December 31, 2001, approximately $1.1 million was accrued for future payments in connection with these professional fees incurred during 2001, which fees were paid in 2002.

Stock-Based Compensation

We classify stock-based compensation within the various operating expenses to which it relates, principally selling, general and administrative expense. During 2002, we recognized $3.0 million of stock-based compensation expense primarily in connection with the award of restricted stock to certain employees, executives and consultants at exercise prices below their deemed fair market value for accounting purposes at the dates of grant in May 2002. Our right to repurchase these restricted shares for $0.02 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the grant date. Compensation expense for employee stock awards was measured on the grant date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants will be measured as the awards vest and will be recognized over the periods that the restrictions lapse.

In-Process Research and Development

During 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. Our in-process research and development charge during the second quarter of 2002 relates to partially developed semiconductor product designs that had not reached technological feasibility and had no alternative future use on the date they were valued for fresh-start reporting.

Amortization of Intangible Assets

In connection with fresh-start reporting, we recorded separable intangible assets aggregating $26.2 million (excluding goodwill of $34.6 million and in-process research and development of $18.7 million) consisting of existing technology of $17.0 million and brand name of $9.2 million. We are amortizing these assets based on the pattern-of-use method.

Interest Expense

Our net interest expense decreased to $5.2 million in 2002 compared to $32.6 million in 2001. Interest expense in both years related primarily to interest on our former senior notes. The decrease in our interest expense in 2002 compared to 2001 primarily reflected the cessation of further interest accruals on our notes payable subsequent to our filing of Chapter 11 bankruptcy on February 28, 2002 and the cancellation of the notes upon the effectiveness of our plan of reorganization in May 2002.

Income Taxes

The components of income (loss) before tax for the eight month period ended December 31, 2002, the four month period ended April 30, 2002 and for the year ended December 31, 2001, are as follows (in millions):

	Year Ended Dec. 31, 2001	Four Months Ended Apr. 30, 2002	Eight Months Ended Dec. 31, 2002
United States	$(125.7)	$276.1	$(24.1)
Foreign	(1.8)	(0.1)	(0.3)

	$(127.5)	$276.0	$(24.4)

Realization of deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance, in an amount equal to the deferred tax assets as of December 31, 2002 has been established to reflect this uncertainty. The valuation allowance decreased by approximately $66.5 million for the year ended December 31, 2002. This net decrease was attributable to utilization of net operating losses and tax credits during 2002 relating to our bankruptcy and reorganization. As of December 31, 2002, we had essentially no remaining federal or California net operating loss carryforwards or credits.

Quarterly Results (Unaudited)

The following table presents unaudited quarterly financial information for each of the quarters in the eight-quarter period ended December 31, 2003. The financial information presented for the first quarter of 2002 is that of the “Predecessor Company” only; the second quarter of 2002 is the combined results of the “Predecessor Company” and the “Successor Company”; the third and fourth quarters of 2002 and all quarters of 2003 are the “Successor Company” only. This combined presentation for the second quarter of 2002 is presented for convenience of comparison and is not a presentation under generally accepted accounting standards. The Company’s year-end is December 31, with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter. However, for financial reporting purposes interim fiscal periods are labeled as ending on calendar-month end.

	For the Quarters Ended
	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(Unaudited, in millions)
Net sales	$36.0	$38.1	$36.0	$29.5	$25.2	$25.7	$26.0	$26.7
Cost of sales	20.3	21.3	19.9	15.8	14.9	13.7	13.3	13.2
Cost of sales – fresh-start inventory adjustment	—	3.9	—	—	—	—	—	—

Gross margin	15.7	12.9	16.1	13.7	10.3	12.0	12.7	13.5
Gross margin as a percentage of net sales	44%	34%	45%	46%	41%	47%	49%	51%
Operating Expenses:
Research and development	5.2	4.7	4.1	3.9	3.9	4.7	4.5	4.9
Selling, general and administrative	8.1	9.9	8.2	7.2	6.2	7.1	7.2	7.1
Special charges and reorganization items	5.6	1.6	0.8	1.7	1.3	0.5	1.3	0.7
Amortization of intangible assets	—	2.0	3.0	2.9	1.7	1.7	1.7	1.7
In-process research and development	—	18.7	—	—	—	—	—	—

Operating loss	(3.2)	(24.0)	—	(2.0)	(2.8)	(2.0)	(2.0)	(0.9)

Other income (expense):
Fresh-start adjustments	—	83.7	—	—	—	—	—	—
Net gain on discharge of debt	—	205.7	—	—	—	—	—	—
Interest income	0.1	—	0.1	0.1	0.1	—	0.1	0.1
Interest expense	(5.0)	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	0.1	0.1	0.4	—	—	0.2	—	0.3

Income (loss) before reorganization items and provision (benefit) for income taxes	(8.0)	265.2	0.4	(2.0)	(2.8)	(1.9)	(2.0)	(0.6)
Reorganization items	3.8	0.2	—	—	—	—	—	—
Provision (benefit) for income taxes	0.1	0.6	0.2	0.8	0.1	0.1	—	(1.6)

Net income (loss)	$(11.9)	$264.4	$0.2	$(2.8)	$(2.9)	$(2.0)	$(2.0)	$1.0

Our net sales generally declined from the second quarter of 2002 through the first quarter of 2003 due to the cyclical downturn generally in the semiconductor industry and our de-emphasis on the television and peripheral controller devices. However, during the second, third and fourth quarters of 2003 our net sales increased sequentially on a quarter-to-quarter basis.

In response to the difficult business climate for the semiconductor market during the eight quarterly periods ended December 31, 2003, we engaged in a series of financial and operational restructuring actions targeted towards aligning our cost structure with our net sales levels. Accordingly, we have incurred substantial special charges and reorganization expenses during this period that generally resulted in reductions in our quarterly spending levels for cost of sales, research and development expenses, selling, general and administrative expenses and interest expense.

Overall, our gross margin as a percentage of net sales has improved on a sequential quarterly basis during the eight quarterly periods ended December 31, 2003. An exception to this trend occurred in the second quarter of 2002 when our gross margin declined sequentially from 44% to 34% primarily because we incurred a charge for amortization of $3.9 million relating to the write-up of our inventories to fair value in accordance with fresh- start accounting recorded immediately following our emergence from our May 13, 2002 reorganization. We also experienced a sequential decline in gross margin during the first quarter of 2003 as a result of a marked decline in sales levels during the quarter and the resulting significant underutilization of manufacturing capacity primarily in our MOD II, five-inch wafer manufacturing facility in Nampa, Idaho.

Our research and development expenses declined during each quarterly period of 2002 as we refocused our product development efforts on our new flash-based microcontroller devices. Our research and development expenses increased in the last three quarters of 2003 as compared to the first quarter of 2003 and the last two quarters of 2002 as we developed products for specific vertical markets including secure transactions and Crimzon consumer devices.

Our selling, general and administrative expenses were generally lower during the quarterly periods of 2003 compared with 2002 levels. This reduction reflects lower headcount and associated payroll-related costs.

Our special charges for the eight quarterly periods ended December 31, 2003 are summarized below:

	For the Quarters Ended
	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(Unaudited, in millions)
Asset impairments:
Austin, Texas assets	$1.7	$—	$—	$—	$—	$—	$—	$—
Internal use software	0.8	—	—	—	—	—	—	—
Goodwill write-offs	—	0.2	—	—	—	—	—	—
Test and probe equipment written-off	—	—	—	—	0.2	—	—	—
Equity investment write-down	—	—	—	—	—	—	0.2	—
Restructuring of operations:
Employee severance and termination	1.2	—	—	1.3	0.6	—	0.6	0.3
MOD III closure costs	1.9	0.6	0.3	0.4	0.3	0.4	0.4	0.2
Lease termination costs	—	0.7	—	(0.2)	—	—	—	—
Professional fees for debt restructuring	3.8	0.3	0.5	0.4	0.2	0.1	0.1	0.2
Other	—	—	—	(0.2)	—	—	—	—

Total	$9.4	$1.8	$0.8	$1.7	$1.3	$0.5	$1.3	$0.7

In the first quarter of 2002, special charges primarily consisted of restructuring actions related to closures of our MOD III wafer fabrication facility and our Austin, Texas design center. We also terminated all development activities pertaining to our Cartezian products. In addition, we incurred $3.8 million professional fees for our advisors and our bondholders’ advisors who assisted us with our debt restructuring activities.

In the second quarter of 2002, we consummated our reorganization under Chapter 11 of the Bankruptcy Code and recorded a $205.7 million gain on discharge of debt which is described in detail later in this section under the heading “2002 Financial Restructuring and Reorganization”. In connection with our fresh-start accounting, we were required to revalue all of our tangible and intangible assets to fair value. Accordingly, in the second quarter of 2002, we recorded an $83.7 million gain related to fresh-start adjustments and in each of the quarters subsequent to that date, we have recorded amortization expenses relating to such fresh-start intangible assets. We also recorded a charge of $18.7 million in connection with the appraised value of our in-process research and development in May 2002.

Interest expense during the five-quarterly periods ended March 31, 2002 primarily relates to interest accrued on our 9½% Senior Secured Notes due 2005. In the fourth quarter of 2001, we expensed all of the unamortized debt issuance costs relating to the notes. Our notes were extinguished pursuant to our reorganization and from that point forward interest expense has been entirely related to borrowings under our $15 million secured line of credit.

Liquidity and Capital Resources

As a result of the economic downturn and decline in our results of operations that began in 2000, we became unable to continue servicing the interest on our debt. As noted previously, on February 28, 2002, we filed a voluntary pre-packaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The bankruptcy court confirmed our reorganization plan on April 30, 2002. The plan of reorganization became effective on May 13, 2002 and resulted in the extinguishment of $325.7 million of liabilities.

We have a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of December 31, 2003 was 3.6%. The previous revolving credit facility and capital expenditure line was cancelled. As of December 31, 2003, we had outstanding borrowings of $5.0 million and standby letters of credit of $0.3 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. As of December 31, 2003, we had additional borrowing availability of $2.1 million. If we decide to pay the necessary fee to qualify certain foreign accounts receivable in our borrowing base, we could borrow up to an additional $2.8 million under our revolving credit facility as of December 31, 2003. For the year ended December 31, 2002, we made repayments on our revolving credit facility totaling $5.9 million. For 2003, we made repayments on our revolving credit facility totaling $1.9 million. We are subject to certain financial covenants under this facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

At December 31, 2003, we had cash and cash equivalents of $22.0 million, compared to $29.4 million at December 31, 2002.

On March 17, 2004, we consummated an offering of 4,000,000 shares of our common stock (the “Offering”) which included 2,000,000 shares being offered for sale by two of our existing stockholders for which we received no proceeds. In connection with the Offering, our underwriters may purchase up to 600,000 additional common shares to cover over-allotments, if any. We expect that the net proceeds we received from the Offering will be used for general working capital purposes, funding of research and development projects and repayment of the $5.0 million outstanding borrowings under our revolving credit facility.

During 2003, cash used by operating activities of $2.4 million primarily reflects our net loss of $5.9 million offset by non-cash charges of $14.2 million. Non-cash charges include $6.8 million for amortization of fresh start intangible assets, $5.5 million in depreciation and other amortization charges, $0.4 million of asset impairments, and stock-based compensation expense of $1.5 million. The primary use of cash for operating activities was a result of changes in working capital driven by:

•	payout of the 2002 annual employee incentive bonuses of $3.3 million in February 2003;

•	payments pertaining to prior year accrued special charges of $0.6 million which were primarily paid in the first quarter of 2003; and

•	reduction of accrued vacation of $0.4 million, reflecting shut-downs and mandatory time-off taken by employees during 2003.

Cash provided by operating activities of $7.0 million in 2002 primarily reflects adjustments to the net loss of the Successor Company of $26.0 million and the net income of the Predecessor Company for the four month period ended April 30, 2002 of $275.9 million by items originating from our financial restructuring and reorganization activities. The Successor Company net loss of $26.0 million was adjusted for an in-process research and development charge of $18.7 million and a fresh-start inventory charge of $3.9 million. The Predecessor Company net income of $275.9 million was adjusted by reductions for a net gain on discharge of debt of $205.7 million and positive fresh-start adjustments of $83.7 million. Cash flow for the year ended December 31, 2002 was further adjusted for depreciation and amortization of $14.8 million. During 2002, our significant use of operating cash included cash payments for special charges of $20.3 million.

Cash used by investing activities was $1.9 million and $2.3 million for the years ended December 31, 2003 and 2002, respectively. Cash used by investing activities in both 2003 and 2002 reflects capital expenditures.

Cash used by financing activities was $3.1 million and $6.0 million for 2003 and 2002, respectively. Cash used for financing activities in both periods reflects repayments of borrowings under our revolving line of credit, and payments of $1.4 million for stock repurchases during 2003.

Cash provided by operating activities was $7.0 million for the year ended December 31, 2002, compared to $18.8 million of cash used by operating activities in the 2001. Cash provided by operating activities in 2002 primarily reflects our adjusted net loss of $39.5 million (excluding the non-cash gain on discharge of debt of $205.7 million and fresh-start adjustments of $83.7 million), adjusted for the following non-cash items: depreciation and amortization of $14.8 million; in-process research and development of $18.7 million; fresh-start inventory charge of $3.9 million; impairment of long-lived assets of $2.7 million; $3.0 million of stock-based compensation; and $0.1 million on the loss from the disposal of equipment. During 2002, our significant use of operating cash included cash payments for special charges of $20.3 million.

During the year ended December 31, 2001, our operating activities used net cash of $18.8 million, which was primarily attributable to our overall net loss of $128.0 million adjusted for the following non-cash items: $37.9 million of depreciation and amortization; $36.9 million of impairments of long-lived assets and goodwill; $1.9 million stock based compensation; and $7.2 million equity in loss of Qualcore Group, Inc., which includes a write-off of equity assets of $5.8 million. Reductions in inventories, accounts receivable and prepaid and other assets totaled $35.4 million and contributed to 2001 operating cash flow, as did a $13.6 million increase in accrued interest expense. Decreases in accounts payable, deferred income on shipments to distributors and accrued and non-current liabilities used a total of $24.4 million of operating cash during 2001.

Cash used by investing activities was $2.3 million for the year ended December 31, 2002 and was $4.1 million for 2001. Cash used for investing activities in both periods reflects capital expenditures. In 2002, capital expenditures related primarily to furniture and fixtures for our new San Jose headquarters and replacements of manufacturing equipment. Capital expenditures in 2001 primarily related to equipment in our MOD III wafer manufacturing facility.

Cash used for financing activities in the year ended December 31, 2002 was $6.0 million, primarily representing repayments on our revolving line of credit. During the year ended December 31, 2001, cash provided from financing activities totaled $12.9 million and represented $12.8 million of borrowings on our previous revolving credit facility and $0.1 million of proceeds received from issuance of common stock pursuant to stock option exercises.

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for certain non-cash items, interest and income taxes. Our management uses separate “adjusted EBITDA” calculations for purposes of determining certain employees’ incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. The differences between the EBITDA figures below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

•	employee retention bonuses, severance pay and termination benefits;

•	professional fees for debt restructuring;

•	lease termination costs;

•	termination and exit charges; and

•	MOD III closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows:

	For the Quarters Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Unaudited, in millions)
Cash provided (used) by operations	$(9.5)	$1.7	$8.9	$5.9	$(3.8)	$0.1	$1.0	$0.3
Interest expense, net	4.9	0.3	—	—	—	0.1	—	—
Changes in operating assets and liabilities	2.1	2.5	(3.3)	(3.0)	4.8	1.5	0.7	2.1

EBITDA	$(2.5)	$4.5	$5.6	$2.9	$1.0	$1.7	$1.7	$2.4

Our cash needs for 2004 include working capital, professional fees in connection with our offering of common stock and capital expenditures.

We expect 2004 capital expenditures will total approximately $1.6 million, primarily for test equipment, building improvements and internal use software. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations. We currently anticipate that available cash, cash provided by operating activities and the net proceeds from our completed offering of common stock will be adequate to satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2004 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $2.7 million, $1.7 million, $1.2 million and $6.9 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002, the four-month period ended April 30, 2002, and for the year ended December 31, 2001. We did not have any capital leases as of December 31, 2003 or 2002.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of December 31, 2003 (in millions):

		Payment due by period
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6.9	$1.9	$3.4	$1.4	$0.2
Purchase obligations	5.8	4.5	1.2	0.1	—

Total	$12.7	$6.4	$4.6	$1.5	$0.2

From time to time we have agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. Currently, we have an indemnification agreement with a customer that limits our net contingent obligation to pay for the customer’s defense costs, if any, up to a maximum of $500,000.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods presented in this report.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised

December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We are required to adopt FIN 46R no later than the end of the first interim period ending after March 15, 2004. We are currently evaluating whether the consolidation of our subsidiary ZiLOG MOD III, Inc. will be affected by the adoption of FIN 46R.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The impact from adoption of EITF Issue 00-21 did not have a material impact on our consolidated financial statements.

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We adopted this statement for exit or disposal activities initiated on or after May 1, 2002.

In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As we do not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we do not have any financial instruments within the scope of FAS 150, the adoption of FAS 150 did not have any impact on our consolidated financial statements.

2002 Financial Restructuring and Reorganization

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol “ZLG.” On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction, we issued $280.0 million of our former 9½% Senior Secured Notes due 2005, and we ceased having publicly traded equity. Since 2000, our business and financial growth had been negatively affected by the extremely difficult business climate in which we have been operating. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of our senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes.

During the course of discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On January 28, 2002, we commenced solicitation of acceptances of a joint plan of reorganization, which set forth a plan to reorganize our company and our subsidiary, ZiLOG-MOD III, Inc.

We solicited acceptances of this joint plan from the holders of our senior notes and preferred stock. As permitted by bankruptcy court rules, we did not solicit votes from holders of our old common stock. In connection with this solicitation, we entered into lock-up agreements with members of the informal group of our noteholders. Under the lock-up agreements, the members of the informal group agreed, among other things and subject to certain conditions, to vote to accept the plan of reorganization.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of our senior notes accepted the plan of reorganization, and none rejected the plan. All of the holders of our preferred stock who voted also accepted the plan of reorganization.

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.’s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, but for financial reporting purposes we use May 1, 2002, as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the “Predecessor Company” and to the reorganized company as the “Successor Company.”

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our former 9½% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former noteholders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, we adopted “fresh-start” reporting prescribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. Fresh-start reporting was appropriate because our former noteholders received substantially all of our new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

SOP 90-7 required us to establish a reorganization value upon our adoption of fresh-start reporting. With the assistance of our independent financial advisor, Lazard Frères & Co., LLC, we estimated our reorganization value derived from a weighted average of three separate valuation methodologies; the first based on a comparable public company analysis, the second based on precedent transaction analysis and the third based on discounted cash flow analysis. These valuations indicated a range of reorganization values between $70 million and $109 million, based on the underlying assumptions and limitations set forth in their analysis.

These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, we established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. The projections we and our advisors used for estimating the Company’s reorganization value were made as of May 13, 2002 and were based on an adjusted EBITDA measure of liquidity (see Liquidity and Capital Resources section). For the year ended December 31, 2002, our adjusted EBITDA exceeded the projections we and our advisors used to determine the recapitalization value of the Successor Company. For the year ended December 31, 2003 our adjusted EBITDA was less than the amounts projected in determining our recapitalization value. Overall, we believe that our projections of future results used in determining our recapitalization value were reasonable based on information available at the time.

Fresh-start reporting requires that we also record our assets at fair value upon adoption. Consequently, we engaged Key Assets as independent appraisers to assist management in valuation of our tangible assets and we engaged another independent appraisal firm to determine the fair value of our intangible assets and inventories. Key Assets was selected for the MOD II appraisal based on their expertise as resellers and appraisers of used semiconductor manufacturing equipment. The Key Assets appraisal resulted in a $13.1 million increase in property, plant and equipment related to our five-inch wafer fabrication facility. The valuation undertaken by Key Assets for fresh-start reporting included a physical inspection of the assets and assigned fair value to property, plant and equipment in Nampa, Idaho related to our five-inch wafer fabrication facility (MOD II) and our data center, as well as an adjacent 20 acre parcel of undeveloped land assuming a willing buyer and a willing seller and not under distressed sale conditions. Fair value was determined based on the current replacement cost for similar wafer fabrication capacity, considering the age, condition and other pertinent factors of the MOD II assets. Replacement cost was determined for most of the MOD II assets based on a market approach and considering such factors as recent sales prices for similar used equipment, dealer listings, and interviews with dealers who specialize in the sale of used semiconductor manufacturing equipment. For those pieces of equipment where a used-asset market does not exist, replacement cost was estimated based on the new asset cost, less estimated accumulated depreciation to reflect physical deterioration, functional obsolescence and economic obsolescence.

Although MOD II represents a unique group of assets that would only have utility to a select number of semiconductor manufacturing companies, we believe that MOD II could be sold for its current carrying amount as determined by the Key Assets appraisal. Previously, our five-inch wafer fabrication facility had been separately held for sale at a negotiated selling price of $3.0 million, based on a non-binding purchase offer received from a potential buyer in December 2000. Management agreed to the terms of the December 2000 purchase offer for several reasons including: monetary and human cost savings compared with closing and decommissioning the facility, as well as terminating the employees; and the acquirer was also willing to assure an uninterrupted source of supply of wafers manufactured in the MOD II facility until alternative sources could be qualified. Following a change in strategy, the MOD II assets were put back into service in June 2001. In June 2001, management determined that the fair value of the MOD II assets was $3.0 million. We did not obtain an independent appraisal of MOD II in June of 2001, but determined that the fair value of MOD II had not changed materially during the six-month period between the non-binding purchase offer received in December 2000 and the decision to place MOD II back into service in June of 2001. This decision was made after consideration of the shift in our strategy to refocus on our core 8-bit micrologic business developed under the leadership of our new chief executive officer, as well as financial difficulties the Company was experiencing at the time, and the relatively short period of time between receiving the non-binding purchase offer and our decision to place MOD II back into service.

The appraisal process also resulted in a $3.9 million increase in inventories held by us and our distributors to reflect fair value at May 1, 2002. We also identified several separable intangible assets that were valued and recorded as part of our fresh-start reporting as follows (in millions):

Existing technology	$17.0
In-process research and development	18.7
Brand name	9.2

Total separable intangible assets	$44.9

We recorded a gain of $83.7 million in the Predecessor Company’s financial statements in connection with the fresh-start adjustments referred to above. Additionally, we recorded goodwill, with an indefinite life, in the aggregate amount of $26.7 million.

The in-process research and development was expensed on May 1, 2002. The inventory was amortized over two months consistent with the turnover of our inventory. The brand name and existing technology was amortized using the pattern-of-use method consistent with underlying discounted cash flows supporting the assets. The goodwill will not be amortized but will be subject to ongoing impairment reviews consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” See the section entitled “Recent Accounting Pronouncements” below for more information on SFAS No. 142.

With the assistance of professional appraisers, our current technology was valued using the “Income Approach.” Under the Income Approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. The projected revenues and expenses used in the Income Approach are based upon what our management expects the technology to generate over the life of its products. The cash flows earned by the products represent a return on all of the assets purchased with the technology and employed in the generation of those cash flows, including tangible assets as well as identifiable intangible assets. The total return earned by the products must provide a return on each acquired asset that is consistent with the value and the relative risk of that asset. To separately value the current technology, the value and required rate of return for other identifiable assets must be determined. The required returns on these other assets are “charged to” (deducted from) the cash flow in the model to determine the returns specifically earned by the current technology. The residual return is earned by the technology. As part of this analysis, we determined individual rates of return applicable to each fresh-start assets or asset classes, and estimated the effective “capital charge” to be applied to the cash flows generated by the acquired current technology. Capital charges were made for returns related to the following: current assets of 6%; fixed assets of 10%; and workforce-in-place of 15%.

We believe that the ZiLOG trade name is well known within the semiconductor industry and that we will realize economic benefit from the name and it is considered separable in accordance with SFAS 141. Our appraisers utilized the Relief from Royalty, or RFR, approach in the valuation of the ZiLOG trade name. To determine the appropriate royalty rate, we:

•	considered prevailing rates for similar properties; and

•	relied on the experience of our professional appraisers.

The analysis indicated an appropriate pre-tax royalty rate of 1.5%. The avoided royalty cost was determined by applying this rate, adjusted for tax affects, to the Company’s expected revenue. Therefore, the royalty rate was applied to five years of management’s revenue forecasts. The avoided royalty costs were discounted to find the present value of avoided cash flows from royalties. In identifying the discount rate to be used to calculate the present value of the avoided royalties we considered the variability of the projected royalties. We applied a discount rate of 20% to the projected royalties.

As with the current technology, our appraisers used an Income Approach to value in-process research and development, or IPR&D. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the technologies under development, assuming they will be successfully completed. The projected revenues used in the income approach are based upon the revenues expected to be generated upon completion of the projects and the beginning of commercial sales, as estimated by ZiLOG’s management. The projections assumed that the technologies would be successful, and that the product’s development and commercialization will meet management’s time schedule. As with current technology, the cash flows generated by the IPR&D technologies represent a return on all of the assets purchased with the technologies and employed in the generation of those cash flows, including tangible as well as identifiable intangible assets. The total return earned by the new technologies must provide a return on each asset purchased that is consistent with the value and the relative risk of that asset. The returns required by each asset have been shown previously in “Current Technology,” which is a separable intangible asset included in the consolidated balance sheet. We determined the applicable discount rates to be used in the valuation of the in-process technologies based on the risks of an investment in ZiLOG. The discount rate applicable to ZiLOG as a whole is not necessarily the rate that is applicable to the current technology or to the IPR&D when considered in isolation. The rate of return required by in-process technology typically has a higher risk profile than current technology and depends upon the stage of completion. An overall after tax discount rate of 35% was therefore applied to the cash flows expected to be generated by these products incorporating technology currently under development.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information in this Form 10-K. The risks described below are the ones we deem to be material to our business, but are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of these risks actually occurs, our business could be harmed materially. You should be prepared to accept any or all of the risks associated with purchasing shares, including a loss of all of your investment.

Due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy, our results of operations after April 30, 2002 and our consolidated balance sheets at December 31, 2003 and 2002 are not comparable to the results of operations and financial position prior to April 30, 2002. To provide a more meaningful analysis, in the following discussion we have combined results of our predecessor and successor company’s operations for 2002. The combined results are not meant to be a presentation in accordance with generally accepted accounting principles.

Risks Related to Our Business and Industry

We have experienced recent declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales or fail to achieve our planned revenue growth.

Our recent historical financial results have been subject to significant decline, and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $103.6 million for the year ended December 31, 2003, $139.6 million in 2002 and $172.3 million in 2001. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, and in February 2003 we launched our new eZ80 Acclaim! micrologic product. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until the second half of 2004. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.

Our May 2002 reorganization may have harmed our relationships with our customers, suppliers and employees, and may continue to impair our business reputation.

On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002, and we emerged from bankruptcy on May 13, 2002. The effect, if any, that our Chapter 11 case and plan of reorganization may have had, and may continue to have, upon our continued operations cannot be reasonably estimated, predicted or quantified. Some entities may be uncomfortable doing business with a company that emerged from bankruptcy less than two years ago. Our Chapter 11 case could adversely affect our relationships with our customers, suppliers and employees.

Our success depends on our ability to introduce new products on a timely basis.

Our operating results depend on our ability to introduce and sell new products on a timely basis that can compete effectively on the basis of price and performance and that address customer requirements. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and our customers and potential customers introduce new products, our success will depend on our ability to adapt to such changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for new products and technologies. In the past, we have brought products to market on an untimely basis or canceled the introduction of previously planned products, such as our Cartezian line of 32-bit microprocessors. Our ability to introduce and sell new products successfully depends on several factors, including:

•	development of support tools and technical documentation that make complex products easy for engineers to understand and use;

•	proper new product selection;

•	timely completion and introduction of new product designs;

•	support from our foundry service providers;

•	complexity of the new products to be designed and manufactured; and

•	market acceptance of our products and our customers’ products.

The emphasis of our new product development is on the next generation of products built on our 8-bit micrologic architecture. If market demand for these products does not develop as we anticipate, our product development strategy could fail. Because our products are complex, we may not meet the design and introduction schedules for any new products or any additions or modifications to our existing products, and these products may not achieve market acceptance. In addition, we may not be able to sell these products at prices that are favorable to us.

Our industry is highly competitive, and we may not be able to compete effectively.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Motorola, National Semiconductor, Renasas, ST Microelectronics and Texas Instruments, among others. Some of our principal products such as the Z80 microprocessor are licensed by our competitors or are in the public domain and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

•	our ability to design and manufacture new products that implement new technologies, including our eZ80 Acclaim! and Z8 Encore! product families;

•	our ability to protect our products by effectively utilizing intellectual property laws;

•	our product quality, reliability, ease of use and price;

•	the diversity of our product line and feature sets within our products;

•	our efficiency of production;

•	our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;

•	the pace at which customers incorporate our devices into their products; and

•	the success of our competitors’ products and general economic conditions.

Our quarterly operating results are likely to fluctuate and may fail to meet expectations, which may cause the price of our securities to decline.

Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the price of our securities could fluctuate or decline significantly. In addition, high proportions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

•	our ability to introduce and sell new products and technologies on a timely basis, such as our Z8 Encore! and eZ80 Acclaim! device families and extensions of these product families;

•	any shortage of wafer or assembly manufacturing capacity at our third-party vendors;

•	competitive developments, including pricing pressures;

•	technological change and product obsolescence;

•	changes in product mix or fluctuations in manufacturing yields;

•	variability of our customers’ product life cycles;

•	the level of orders that we receive and can ship in a quarter and customer order patterns;

•	seasonality;

•	increases in the cost or scarcity of raw materials; and

•	gain or loss of significant customers.

We depend on orders that are received and shipped in the same quarter, and therefore our results of operations may be subject to significant variability from quarter to quarter.

Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog. Our backlog at the beginning of each quarter does not include all sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders to be shipped in the same quarter that the order is received for a significant portion of net sales in that quarter. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility into future product shipments, and our results of operations may be subject to significant variability from quarter to quarter.

We operate in the highly cyclical semiconductor industry, and have experienced a downturn in the business cycle, which has adversely affected our revenues and cash generation.

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. In the fourth quarter of 2000, another downturn in our business cycle began and the effects are continuing today. We believe that, in light of these events, some of our customers have curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. Any economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

Average selling prices in the semiconductor industry typically decline over time, which directly affects our revenue and margins.

Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on discount pricing strategies. We have in the past and may in the future be required to reduce selling prices in response to competition. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results could be impaired.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

We depend on relatively few distributors for a substantial portion of our sales.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 47% of our net sales for 2003, approximately 44% of our net sales for 2002 and approximately 39% of our net sales for 2001. In addition, our five largest distributors accounted for approximately 33% of net sales for 2003. Future Electronics accounted for approximately 18% of our net sales for 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, not including our distributors, accounted for approximately 38% of our net sales for 2003, approximately 37% of our net sales for 2002 and approximately 33% of our net sales for 2001. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 66% of our net sales for 2003, approximately 56% for 2002 and approximately 65% for 2001 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	existence of language barriers and cultural distinctions;

•	acts of God, including floods, typhoons and earthquakes;

•	taxation of our earnings and the earnings of our personnel; and

•	other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

The risks inherent in our international operations have been increased by the terrorist attacks of September 2001. These attacks, coupled with the international military response, have created an uncertain economic environment, and we cannot predict the impact of these events, any subsequent terrorist acts or any related military action, on our customers or our business.

We have had a history of losses, and we may not be profitable in the future.

We have had a history of losses for each of the years in the five-year period ended December 31, 2003, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We may not be profitable in the future.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our bankruptcy filing could impair our ability to recruit and retain employees.

In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we were required to make awards of 88,232 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. We committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as we have done with other employees that previously received awards of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this development, we converted Mr. Thorburn’s May 13, 2003 restricted stock grant to stock options. The restricted stock award of May 13, 2003 was cancelled and replaced with options to purchase 114,709 shares of common stock at an exercise price of $2.00. We still have an obligation to award Mr. Thorburn restricted stock on May 13, 2004 and May 13, 2005 to the extent he remains employed with us on those dates. Our current policy is that we not enter into or extend employment agreements with executives. Mr. Thorburn’s employment agreement is scheduled to expire in May 2004 after which date he would have an at-will employment relationship with us. If we are unable to retain Mr. Thorburn as our Chief Executive Officer after his agreement expires, our business may be harmed.

We may fail to protect our proprietary rights, and the cost of protecting those rights, whether we are successful or not, may harm our ability to compete.

The extent and value of our intellectual property is necessarily uncertain, and our efforts to protect our intellectual property rights may not be successful. Despite our precautions, a third party may copy or otherwise obtain our devices or technology without authorization, requiring patent litigation to enforce our rights. Patent litigation is, by its nature, expensive and unpredictable. If litigated, one or more of our patents may be found invalid or unenforceable or to have claims of such narrow scope as to be of little economic value. Third parties may design around our patents. Third parties may independently develop technology similar to our trade secrets. In addition, the laws of some foreign countries where we have patent and trademark rights may not protect our intellectual property rights to the same extent as the laws of the United States.

Additionally, our pending and future patent applications should not be relied upon as they may not issue as patents, and even if they do issue, such future patents may not be of sufficient scope or strength to provide meaningful economic or competitive value.

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may harm our business materially. For example, we recently filed suit against QuickLogic Corporation alleging that QuickLogic’s FPGA and ESP products infringe claims of ZiLOG’s U.S. patent number 4,670,749 and seeking to recover monetary damages resulting from the alleged infringement. While we believe we would ultimately be successful in this litigation, it is possible that QuickLogic could assert a number of defenses, such as noninfringement, or counterclaims of invalidity or unenforceability. Nonetheless, we do not currently believe that any outcomes of such defenses or counterclaims would have a material adverse effect on our business.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, both defensive and offensive.

From time to time we have received, and may in the future receive, communications from third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the third party and/or requires a license thereto. With respect to those third party communications that are currently pending, we believe, after having consulted with counsel, that either (i) we have meritorious defenses, (ii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iii) we can modify our products to avoid such rights, but if this is not the case, we may be sued and assessed damages for past infringement. Indeed, licenses may not be available on commercially reasonable terms, or at all. In addition, we have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our devices.

We recently received a letter from an electronic equipment manufacturer that makes products that are competitive to certain of our key products, asserting that the sale of certain of our key products may be infringing certain patents owned by them. After having consulted with counsel, we believe that we have meritorious defenses to the assertions set forth in the letter. However, should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of this matter would not have a material adverse affect on our business.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we may not be successful in defending ourselves against intellectual property claims. The cost of defending against patent infringement or other intellectual property litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, we could be prohibited from using or selling the infringing products or technologies and be required to pay substantial damages. Such a result could have a material adverse effect on our business.

We could be forced to spend significant time and money on products that contain, or are rumored to contain, design defects or errors.

Because the design and production process for semiconductors is highly complex, we may produce products whose design deviates from published specifications. In addition, one or more of our products may be found to contain production defects after we have already shipped such products. These production defects could be caused by either raw materials or errors in the production process. If errors or production defects are discovered after we have already shipped one or more of our products in volume, we could be adversely affected in one or more of the following ways:

•	replacements or recalls could impose substantial costs on us;

•	rumors, false or otherwise, may be circulated by the press and other media, which could cause a decrease in sales of our products; and

•	customers or end users may file suits or assert other legal claims against us alleging damages caused by defective products or errors in products. If we do not successfully defend such suits, we could be required to pay substantial damages. Even if we prevail in suits filed by customers or end users, we may be required to expend significant funds in defense.

Changes in technologies or consumption patterns could reduce the demand for our products.

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002 and approximately $0.7 million for 2003. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

We have implemented significant cost cutting measures, and we may be required to implement additional cost cutting measures depending upon our future revenues and operating results.

We have implemented significant cost cutting measures in the past, including during 2003. These cost cutting efforts have included:

•	restructuring our manufacturing operations, which included consolidating our wafer fabrication facilities, outsourcing significant wafer and assembly operations and consolidating probe and final test operations at our Philippines site;

•	refocusing our strategic priorities;

•	reallocating personnel and responsibilities to better utilize human resources;

•	reducing research and development and capital expenditure spending;

•	reducing our workforce; and

•	instituting temporary office and facility shutdowns.

Cost cutting measures may not increase our efficiency or lead to profitability, and our reduction in research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as the sale of our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance in the fiscal period or periods in which such charges are taken.

We are subject to various environmental laws and regulations that could have a material adverse effect on us.

Our manufacturing processes require us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers uses large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us, the limitation or suspension of production, or cessation of our operations. Compliance with environmental laws and regulations also could require us to acquire additional equipment or to incur substantial other expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for clean-up costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigations of environmental or employee health and safety matters.

Unless we maintain manufacturing efficiency and avoid manufacturing difficulties, we may never become profitable.

Our semiconductors are highly complex to manufacture, and our production yields are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. Our production yields may be inadequate in the future to meet our customers’ demands. From time to time, we have experienced difficulties in effecting transitions to new manufacturing processes and have suffered delays in product deliveries or reduced yields. We may experience similar difficulties or suffer similar delays in the future, and our operating results could be harmed as a result.

For example, we may experience problems that make it difficult to manufacture the quantities of our products that we anticipate producing in our wafer fabrication facility. These difficulties may include:

•	equipment not performing as expected;

•	process technology not performing as expected; and

•	production personnel not operating equipment as expected.

If we are unable to obtain adequate production capacity, our business will be harmed.

We rely on independent third-party foundry manufacturers to fabricate an increasing percentage of our products, and we currently expect that virtually all of our new products will be fabricated at third-party foundry manufacturers. Industry-wide shortages in foundry capacity could harm our financial results. For example, a significant amount of our sales are of products which cannot be manufactured at our Nampa, Idaho wafer fabrication facility. If we are unable to obtain the requisite foundry capacity to manufacture our complex, new products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers’ demand for our products. Any delay in initiating production at third-party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers’ demands could damage our relationships with our customers and may decrease our sales.

Other significant risks associated with relying on these third-party foundries include:

•	reduced control over the cost of our products, delivery schedules and product quality;

•	limited warranties on wafers or products supplied to us;

•	increased exposure to potential misappropriation of our technology;

•	vulnerability to third-party foundries’ financial, operations or production difficulties; and

•	the time and cost associated with switching foundries.

We depend on third-party assemblers throughout Asia, including Indonesia, Thailand and the Philippines, and the failure of these third parties to continue to provide services to us on sufficiently favorable terms could harm our business.

We use outside contract assemblers in Indonesia, Thailand and the Philippines for packaging our products. These countries have been subject to political instability and terrorist activities. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. If we are unable to obtain additional assembly capacity on sufficiently favorable terms, our ability to maintain or grow our net sales could be impaired. Shortages in contract assembly capacity could cause shortages in our products and could also result in the loss of customers as a result of delays. Because we rely on these third parties, we also have less control over our costs, delivery schedules and quality of our products and our technology is at greater risk of misappropriation.

We may engage in acquisitions that could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we have made acquisitions in the past and may do so in the future. For example, in April 1999, we acquired substantially all of the assets and assumed the operating liabilities of Seattle Silicon Corporation, and in July 2000 we acquired Calibre, Inc.

Acquisitions involve a number of risks that could harm our business and result in the acquired business not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from our core business to the acquired business;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business;

•	difficulties in retaining relationships with suppliers and customers of the acquired business; and

•	subsequent impairment of the acquired assets, including intangible assets.

In addition, acquisitions could require investment of significant financial resources and may require us to obtain additional equity financing, which may dilute our stockholders’ equity, or to incur additional indebtedness.

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

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

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

As a result of the adoption of “fresh-start” accounting, you will not be able to compare our historical financial statements for periods before May 1, 2002, with the financial results for periods after May 1, 2002, disclosed in this Form 10-K.

As a result of the consummation of our plan of reorganization and the transactions contemplated thereby, we are operating our business under a new capital structure. In addition, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 upon emerging from bankruptcy. Because SOP 90-7 required us to reset our assets and liabilities to current fair values, our financial condition and results of operations disclosed in our financial statements for periods after May 1, 2002 are not comparable to the financial condition and results of operations reflected in our financial statements for periods before May 1, 2002 contained in this Form 10-K.

Changes in accounting principles generally accepted in the United States may adversely affect our reported financial results or otherwise harm our business.

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

We have a $15.0 million senior secured revolving credit facility, under which $5.0 million in borrowings were outstanding as of December 31, 2003 and approximately $2.1 million was available for additional borrowing based on our current borrowing base. Borrowings under this credit facility are secured by substantially all of our assets. The terms of our credit facility contain restrictive covenants, which may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

•	dispose of assets;

•	incur additional debt;

•	prepay other debts or amend some debt instruments;

•	pay dividends or repurchase stock;

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	make investments, loans or advances;

•	make acquisitions or engage in mergers or consolidations;

•	change the business activities conducted by us or our subsidiaries;

•	make capital expenditures or engage in specific transactions with affiliates; and

•	otherwise restrict corporate activities.

In addition, this credit facility requires us to maintain certain financial ratios. Our ability to comply with these borrowing terms may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default, which would permit our lender to cause all amounts we owe them to accelerate and become due and payable, together with accrued and unpaid interest and give our lender the right to seize collateral securing repayment of the indebtedness. In the future, we may not be able to repay all of our borrowings if they were accelerated, and in such event, our business may be harmed materially and the value of our common stock could decrease significantly. This credit facility is scheduled to expire on May 13, 2005, at which time we may be required to renew, refinance, or modify the credit facility with our lender or locate alternative financing. We may not be able to do so on acceptable terms, or at all.

We have changed our North American distributors, and we may lose some of our customers as a result.

In the fourth quarter of 2002, we terminated our existing relationship with Pioneer-Standard, our full-service distributor in North America. In 2002, Pioneer-Standard purchased approximately $17.9 million of our products, contributing approximately 13% to our net sales. In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America. Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis. For the year ended December 31, 2003, Future Electronics purchased approximately $18.3 million of our products, contributing approximately 18% to our net sales. We expect that Future Electronics will take over the majority of the business that we previously conducted with Pioneer Standard, but this transition may not occur smoothly. Pioneer-Standard was subsequently acquired in February 2003 by Arrow Electronics’ Industrial Electronics division. Pioneer Standard, operated by its new parent Arrow Electronics, may try to direct their customers to purchase competing products. Other customers may not wish to transfer their business to Future Electronics. As a result, we may lose some of the business that we used to sell through Pioneer Standard, which could harm our operating results. Future Electronics also distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

Provisions in our organizational documents and Delaware law could discourage acquisition proposals or delay a change in control that would be beneficial to our stockholders.

Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us even if that change in control would be beneficial to our stockholders. These provisions include:

•	providing for a classified board of directors with staggered terms;

•	limiting the persons who may call special meetings of stockholders; and

•	prohibiting stockholders from taking action by written consent.

In addition, provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us.

Our directors, named executive officers and two large stockholders, who beneficially own approximately 45% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C. and funds managed by Capital Research and Management Company, beneficially owned approximately 45% of our outstanding common stock, in the aggregate, as of December 31, 2003. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of December 31, 2003, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents, as these instruments are short-term.

The table below presents principal amounts and related interest rates for our cash equivalents and our revolving credit facility as of December 31, 2003 (dollars in millions):

	Carrying Value	Fair Value
Cash Equivalents:
Fixed rate	$19.8	$19.8
Average interest rate	0.74%	—
Short-Term Debt:
Variable-rate revolving debt	$5.0	$5.0
Interest rate	3.62%	—

Foreign Currency Exchange Risk.    We transact business in various foreign countries, but the vast majority of our consolidated net sales and purchases are denominated in U.S. dollars. Currently, we do not employ a foreign currency hedging program to mitigate our foreign currency exchange risk as foreign currency transactions and we believe the risks to date have not been significant. We maintain local currency bank accounts in our international offices to facilitate payment of local operating costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:

Page

Report of KPMG LLP, Independent Auditors	66

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002	67

Consolidated Statements of Operations for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002 and the year ended December 31, 2001	68

Consolidated Statements of Cash Flows for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002 and the year ended December 31, 2001	69

Consolidated Statements of Stockholders’ Equity (Deficiency) for the year ended December 31, 2001, for the four months ended April 30, 2002, for the eight months ended December 31, 2002 and for the year ended December 31, 2003	70

Notes to Consolidated Financial Statements	71

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, and the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the eight months ended December 31, 2002, the four months ended April 30, 2002, and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in notes 1, 2, and 3 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on May 13, 2002; however, for financial reporting purposes, the effective date of the reorganization is considered to be April 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the consolidated financial statements as of and for the year ended December 31, 2003, and as of and for the eight months ended December 31, 2002 are presented on a different reporting basis than the periods before the emergence from bankruptcy, and are therefore not comparable.

/s/    KPMG LLP

Mountain View, California

February 10, 2004, except as to note 19, which is as of March 1, 2004

ZiLOG, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Successor Company
	December 31,
	2003	2002
ASSETS:
Current assets:
Cash and cash equivalents	$22.0	$29.4
Accounts receivable, less allowance for doubtful accounts of $0.3 at December 31, 2003 and $0.5 at December 31, 2002	13.0	10.8
Inventories	9.6	10.6
Prepaid expenses and other current assets	3.8	3.4

Total current assets	48.4	54.2

MOD III, Inc. assets held for sale	30.0	30.0
Property, plant and equipment, net	18.1	21.9
Goodwill	16.9	34.6
Intangible assets, net	11.5	18.3
Other assets	9.0	9.8

Total assets	$133.9	$168.8

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term debt	$5.0	$6.9
Accounts payable	8.6	10.2
Deferred income on shipments to distributors	7.4	7.4
Accrued and other current liabilities	6.4	10.6

Total current liabilities	27.4	35.1

Deferred income taxes	9.9	22.4
Other long-term liabilities	5.9	14.5

Total liabilities	43.2	72.0

Commitments and contingencies

Minority interest in MOD III assets	30.0	30.0

Stockholders’ equity:
Common stock, $0.01 par value; 40.0 shares authorized; 14.5 and 14.9 shares issued and outstanding at December 31, 2003 and 2002, respectively	0.1	0.1
Deferred stock compensation	(2.0)	(4.6)
Additional paid-in capital	96.4	97.3
Treasury stock	(1.9)	—
Accumulated deficit	(31.9)	(26.0)

Total stockholders’ equity	60.7	66.8

Total liabilities and stockholders’ equity	$133.9	$168.8

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001
Net sales	$103.6	$93.6	$46.0	$172.3
Cost of sales	55.2	51.2	26.1	130.1
Cost of sales—fresh-start inventory adjustment	—	3.9	—	—

Gross margin	48.4	38.5	19.9	42.2
Operating expenses:
Research and development	18.0	11.1	6.8	28.7
Selling, general and administrative	27.6	22.6	10.8	46.1
Special charges and reorganization items	3.8	2.8	6.9	54.3
Amortization of intangible assets	6.8	7.9	—	—
In-process research and development	—	18.7	—	—

Total operating expenses	56.2	63.1	24.5	129.1

Operating loss	(7.8)	(24.6)	(4.6)	(86.9)
Other income (expense):
Fresh-start adjustments	—	—	83.7	—
Net gain on discharge of debt	—	—	205.7	—
Interest income	0.3	0.2	0.1	1.1
Interest expense(1)	(0.4)	(0.5)	(5.0)	(33.7)
Other, net	0.5	0.5	0.1	(0.8)

Total other income (expense)	0.4	0.2	284.6	(33.4)

Income (loss) before reorganization items, provision (benefit) for income taxes and equity method investment loss	(7.4)	(24.4)	280.0	(120.3)
Reorganization items	—	—	4.0	—
Provision (benefit) for income taxes	(1.5)	1.6	0.1	0.5

Income (loss) before equity method investment loss	(5.9)	(26.0)	275.9	(120.8)
Equity method investment loss	—	—	—	(7.2)

Net income (loss)	(5.9)	(26.0)	275.9	(128.0)
Preferred stock dividends accrued	—	—	1.9	5.1

Net income (loss) attributable to common stockholders	$(5.9)	$(26.0)	$274.0	$(133.1)

Basic and diluted net loss per share	$(0.41)	$(1.82)

Weighted-average shares used in computing basic and diluted net loss per share	14.3	14.3

(1)	Excludes contractual interest of $4.2 in the four months ended April 30, 2002 not recorded during reorganization.

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5.9)	$(26.0)	$275.9	$(128.0)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Fresh-start in-process research and development	—	18.7	—	—
Net gain on discharge of debt	—	—	(205.7)	—
Fresh-start adjustments	—	(4.2)	(83.7)	—
Loss from equity method investment	—	—	—	7.2
Loss on sale of fixed assets	—	0.1	—	0.7
Depreciation and amortization	12.3	12.3	2.5	37.9
Asset impairments	0.4	—	2.7	36.9
Stock-based compensation	1.5	2.9	0.1	1.9
Accrued interest on notes payable	—	—	—	13.6
Changes in operating assets and liabilities:
Accounts receivable, net	(2.2)	3.7	2.1	12.7
Inventories	1.1	3.9	2.9	10.2
Prepaid expenses and other current and non-current assets	17.3	(8.5)	0.1	12.5
Accounts payable	(1.6)	(1.8)	(0.1)	(3.0)
Deferred income on shipments to distributors	—	2.5	(0.5)	(7.4)
Accrued and other current and non-current liabilities	(25.3)	10.9	(1.5)	(14.0)

Net cash provided (used) by operations before reorganization items	(2.4)	14.5	(5.2)	(18.8)
Reorganization items – professional fees paid (See Note 2)	—	—	(2.3)	—

Net cash provided (used) by operating activities	(2.4)	14.5	(7.5)	(18.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1.9)	(1.3)	(1.0)	(4.1)

Cash used by investing activities	(1.9)	(1.3)	(1.0)	(4.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	—	—	—	12.8
Repayments of short-term debt	(1.9)	(2.5)	(3.4)	—
Purchases of common stock, net	(1.4)	(0.4)	—	—
Proceeds from sales of common stock	0.2	0.3	—	0.1

Cash provided (used) by financing activities	(3.1)	(2.6)	(3.4)	12.9

Increase (decrease) in cash and cash equivalents	(7.4)	10.6	(11.9)	(10.0)
Cash and cash equivalents at beginning of period	29.4	18.8	30.7	40.7

Cash and cash equivalents at end of period	$22.0	$29.4	$18.8	$30.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0.4	$0.4	$0.5	$14.4
Income taxes paid during the period	1.8	0.3	0.1	0.5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends accrued	$—	$—	$1.9	$5.1

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In millions)

	Preferred Stock		Common Stock Voting		Common Stock Class A		Deferred Stock Compen- sation Amount	Additional Paid-in Capital	Treasury Stock	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000 (Predecessor)	0.3	$25.0	31.9	$0.3	10.0	$0.1	$(1.5)	$12.2	$—	$(179.0)	$(142.9)
Issuance of Common Stock under stock option plans, net	—	—	0.1	—	—	—	—	—	—	—	—
Preferred dividends accrued	—	—	—	—	—	—	—	—	—	(5.1)	(5.1)
Deferred stock compensation cancellations	—	—	—	—	—	—	0.7	(0.7)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	0.2	—	—	—	0.2
Stock option compensation	—	—	—	—	—	—	—	1.7	—	—	1.7
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(128.0)	(128.0)

Balance at December 31, 2001 (Predecessor)	0.3	25.0	32.0	0.3	10.0	0.1	(0.6)	13.2	—	(312.1)	(274.1)
Preferred dividend accrued	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Amortization of deferred stock compensation	—	—	—	—	—	—	0.1	—	—	—	0.1
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	275.9	275.9
Issuance of new common stock	—	—	28.0	0.3	—	—	—	89.7	—	—	90.0
Reclassifications	(0.3)	(25.0)	(46.0)	(0.5)	(10.0)	(0.1)	0.5	(13.0)	—	38.1	—

Balance at May 1, 2002 (Successor)	—	—	14.0	0.1	—	—	—	89.9	—	—	90.0
Proceeds from sales of common stock, net of repurchases	—	—	0.1	—	—	—	—	0.1	—	—	0.1
Deferred stock compensation	—	—	—	—	—	—	(7.9)	7.9	—	—	—
Deferred stock compensation cancellations	—	—	—	—	—	—	0.6	(0.6)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2.7	0.2	—	—	2.9
Issuances of restricted stock	—	—	0.9	—	—	—	—	—	—	—	—
Restricted shares repurchased	—	—	(0.1)	—	—	—	—	(0.2)	—	—	(0.2)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(26.0)	(26.0)

Balance at December 31, 2002 (Successor)	—	—	14.9	0.1	—	—	(4.6)	97.3	—	(26.0)	66.8
Issuance of common stock under stock option plans, including tax benefit of $0.1	—	—	—	—	—	—	—	0.2	—	—	0.2
Amortization of deferred stock compensation	—	—	—	—	—	—	1.2	0.3	—	—	1.5
Deferred stock compensation cancellations	—	—	—	—	—	—	1.4	(1.4)	—	—	—
Purchase of treasury shares	—	—	(0.4)	—	—	—	—	—	(1.9)	—	(1.9)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5.9)	(5.9)

Balance at December 31, 2003 (Successor)	—	$—	14.5	$0.1	—	$—	$(2.0)	$96.4	$(1.9)	$(31.9)	$60.7

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ZiLOG, Inc. (“ZiLOG” or the “Company”) is a worldwide supplier of semiconductor products. The Company designs, develops, manufactures and markets various families of products in support of the micrologic semiconductor market segment. Using proprietary technology, ZiLOG continues to provide semiconductor devices that its customers design into their end products. These devices typically combine a microprocessor memory, and input and output functions on a single device. ZiLOG’s micrologic devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. ZiLOG’s other devices and foundry services have a wide variety of uses including the processing and transmission of information for data communications, telecommunications and consumer electronics companies.

Basis of Presentation

The consolidated financial statements include the accounts of ZiLOG, Inc. and its subsidiaries. All significant transactions and accounts between the Company and these subsidiaries have been eliminated in consolidation.

The Company has incurred recurring operating losses and had a net capital deficiency as of April 30, 2002. On February 28, 2002, ZiLOG filed and received confirmation from the United States Bankruptcy Court for the Northern District of California of its and ZiLOG-MOD III, Inc.’s (“MOD III, Inc.”) joint reorganization plan (the “Reorganization Plan”) filed pursuant to Chapter 11 of the United States Bankruptcy Code. The Reorganization Plan became effective on May 13, 2002 (see Note 2).

As a result of the court’s confirmation of ZiLOG’s Reorganization Plan, the Company has been required to adjust its financial statements as prescribed by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). The reporting requirements of SOP 90-7 are referred to as “fresh-start” reporting, which resulted in material changes to ZiLOG’s Consolidated Balance Sheet. This approach requires the recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of intangible assets including goodwill (see Note 3).

Revenue Recognition

Revenue from product sales to OEM customers is recognized upon shipment net of appropriate allowances for returns and warranty costs which are recorded at the time of shipment and represent the Company’s only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheet on a net basis as “Deferred income on shipments to distributors.” Prior to fiscal 2000, revenue on shipments to distributors having rights of return and price protection on unsold merchandise held by them were recognized upon shipment to the distributors, with appropriate provisions for reserves for returns and allowances.

Through April 2001, the Company’s terms of sale were FOB shipping point for almost all of its OEM and distribution sales. Accordingly, at the time of shipment, both title and risk of loss for the products transferred to

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the customer and ZiLOG had an enforceable claim for collection from both its OEM and distribution customers. In May 2001, the Company changed its terms of sale for certain shipments to FOB destination point. The Company recognizes revenue on FOB destination shipments to OEM customers when the customer receives the products.

Foreign Currency Translation

All of the Company’s subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are remeasured at current exchange rates, and non-monetary accounts are remeasured at historical rates. Revenues and expenses are remeasured at the average exchange rates for each period, except for depreciation expense, which is remeasured at historical rates. Foreign currency exchange gains and (losses) were included in determining results of operations and aggregated $(41,000) for the year ended December 31, 2003, $0.2 million for the eight-month period ended December 31, 2002, $(0.1) million for the four-month period ended April 30, 2002 and $(0.2) million for the year ended December 31, 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of financial instruments, which are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventories, net of provisions, consist of the following (in millions):

	Successor Company
	December 31,
	2003	2002
Raw materials	$0.6	$0.5
Work-in-progress	6.7	7.5
Finished goods	2.3	2.6

	$9.6	$10.6

Property, Plant and Equipment

Property, plant and equipment were revalued at May 1, 2002 in accordance with the adoption of fresh-start reporting (see Note 3). At that time, accumulated depreciation was offset against cost and the resulting net book value was adjusted to the fair values. For periods prior to May 1, 2002 and for additions purchased after this date, property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment and 30 years for buildings. Significant impairments of property, plant and equipment were recorded in 2001 due to the operational restructuring of the Company, and write-down of ZiLOG’s eight-inch wafer fabrication facility to its expected realizable value (see Note 7). Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $5.5 million, $4.4 million, $2.4

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $35.2 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002, the four-month period ended April 30, 2002 and the year ended December 31, 2001, respectively. Assets leased under a capital lease are recorded at the present value of the lease obligation and are amortized over the shorter of the remaining term of the lease or the estimated economic life of the asset. Amortization of leased assets was approximately $0.2 million in the year ended December 31, 2001. The Company did not have any assets leased under capital leases during the year ended December 31, 2003, the eight months ended December 31, 2002, or the four months ended April 30, 2002.

Property, plant and equipment consists of the following for the periods indicated (in millions):

	Successor Company
	December 31,
	2003	2002
Property, plant & equipment at cost:
Land, buildings and leasehold improvements	$9.6	$9.0
Machinery and equipment	17.6	17.3

	27.2	26.3
Less accumulated depreciation and amortization	(9.1)	(4.4)

Net property, plant and equipment	$18.1	$21.9

Goodwill and Intangible Assets

Effective January 1, 2002, the Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) (see Note 4).

Accrued and Other Current Liabilities

The following table further details “Accrued and other current liabilities” (in millions):

	Successor Company
	December 31,
	2003	2002
Accrued compensation and employee benefits	$3.7	$7.4
Other accrued liabilities	2.5	2.6
Accrued special charges	0.2	0.6

Accrued and other current liabilities	$6.4	$10.6

Advertising Expenses

The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses for the year ended December 31, 2003 was $1.0 million, for the eight month period ended December 31, 2002 was approximately $0.2 million, for the four month period ended April 30, 2002 was approximately $0.0 million, and approximately $0.7 million for the year ended December 31, 2001, respectively.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping Costs

Shipping costs are included in cost of sales.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts, sales returns and allowances and income tax contingencies. Actual results could differ from those estimates.

Stock Awards

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25,” to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS 123. The table below illustrates the effect on net income if the fair-value based method had been applied to all outstanding and unvested awards in each period.

For stock option grants issued with an exercise price equal to the fair market value of the stock, the Company recognizes no compensation expense. Prior to May 16, 2002, the fair market value of the Company’s stock was determined by the board of directors. The board of directors used a variety of factors in determining the fair value of the Company’s common stock. Specifically, the board of directors’ primary considerations in determining such fair values has varied overtime, but includes: from February 1998 through the third quarter of 1999, the per share acquisition price paid in connection with the going-private transaction; from the fourth quarter of 1999 through the first quarter of 2000, public company market comparisons; in the second and third quarters of 2000, ZiLOG’s estimated public offering price determined by its underwriters; and from fourth quarter of 2000 through May 15, 2002, the board of directors’ good faith judgment. The board’s good faith judgment considered the state of the business and its ability to survive under the high debt level, the continuous history of generating net losses, and uncertainty surrounding the potential outcome of the restructuring activities and fresh-start revaluation.

Our common stock commenced trading on the Nasdaq National Market on March 12, 2004 under the symbol “ZILG.” Previously, the Company’s common stock traded on the Over-the-Counter Bulletin Board. For the period between May 13, 2002, the effective date of the Company’s plan of reorganization, and May 16, 2002, the Company’s common stock was quoted through the Pink Sheets Electronic Quotation Service. The prices quoted on the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Trading on the Over-the-Counter Bulletin Board has been sporadic and volumes have been low. In addition, all trades since May 16, 2002 may not have been required to be reported on the Over-the-Counter Bulletin Board. Consequently, pricing for options issued during the first two months after the effective date of the plan of reorganization was based on the reorganization valuation as approved by the Court under the plan of reorganization. Since July 2002, option pricing has been based on the last trading price on the date of grant (or if there was no trade on such date, then on the most recent date prior to the date of grant on which there was a trade.)

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Stock-Based Compensation

The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model. The following weighted-average assumptions were used:

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001
Annual average risk-free interest rate	3.0%	3.0%	3.0%	3.5%
Estimated life in years	5	5	5	5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	66.5%	89.9%	N/A	N/A

For purposes of pro forma disclosure, the expense amortization of the options’ fair value is allocated over the options’ vesting period on a straight line basis (in millions).

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec, 31, 2001
Net income (loss), as reported	$(5.9)	$(26.0)	$275.9	$(128.0)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	1.5	2.9	0.1	1.9
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(2.5)	(4.0)	(0.4)	(3.0)

Pro forma net income (loss)	$(6.9)	$(27.1)	$275.6	$(129.1)

Loss Per Share
Basic and diluted—as reported	$(0.41)	$(1.82)	—	—
Basic and diluted—pro forma	(0.48)	(1.90)	—	—

Number of shares used in computing loss per share
Basic and diluted—as reported	14.3	14.3	—	—
Basic and diluted—pro forma	14.3	14.3	—	—

Research and Development Expenses

ZiLOG’s policy is to record all research and development expenditures with no future alternative use as period expenses when incurred. In-process research and development charges relate to partially developed semiconductor product designs that had not reached technological feasibility and have no alternative future use on the date they were acquired or valued for fresh-start reporting.

As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next-generation products in the Company’s Z80 microprocessor and Z8 microcontroller product families, as well as a new infrared remote control device for and a new IrDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The gross margins from sales of these new products are expected to be in the range of 45% to 50%, which is generally consistent with ZiLOG’s current product offerings.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35% for each of the projects. The Company completed and launched the first member of the Z8 Encore! family of products and the IrDA transceiver product in 2002. The Company expects to complete the other projects in 2003. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced cost effectively and meet customer design specifications, including functions, features and performance requirements.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”)”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”),” which was issued in January 2003. The Company is required to adopt FIN 46R no later than the end of the first interim period ending after March 15, 2004. The Company is currently evaluating whether the consolidation of its subsidiary, ZiLOG MOD III, Inc., will be affected by the adoption of FIN 46R.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The impact from the adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company adopted this statement for exit or disposal activities initiated on or after May 1, 2002.

In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of financial instruments, within the scope of FAS 150, the adoption of FAS 150 did not have any impact on the Company’s consolidated financial statements.

NOTE 2. FINANCIAL RESTRUCTURING AND REORGANIZATION

The Company has suffered recurring losses from operations, had a net stockholders’ deficiency at December 31, 2001 and its business and financial growth have been negatively affected by a difficult business climate. These conditions led to the need to file for Chapter 11 bankruptcy protection in order to restructure the Company’s 9 1/2% Senior Secured Notes due 2005 (the “Notes”).

ZiLOG filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California on February 28, 2002 (the “Reorganization Plan”) and the bankruptcy court confirmed the Reorganization Plan as described herein on April 30, 2002. The Reorganization Plan became effective on May 13, 2002.

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

Under the Reorganization Plan, the Notes were cancelled. Each noteholder received, in exchange for their Notes, their pro rata share of:

•	14,000,000 shares of ZiLOG’s newly issued common stock. As of December 31, 2002, this represented approximately 86% of the outstanding equity on a fully diluted basis.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	100% of the newly issued series A preferred stock issued by ZiLOG’s non-operating subsidiary, ZiLOG-MOD III, Inc., which is called MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the Company’s MOD III 8-inch wafer fabrication plant located in Nampa, Idaho. This plant was transferred to MOD III, Inc. upon effectiveness of the Reorganization Plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9.5% per annum and these dividends increase the liquidation preference accordingly. As of December 31, 2003 the aggregate liquidation preference was $34.8 million. Any sale of the MOD III assets for an amount less than $30 million will not generate any further recourse to ZiLOG, Inc.

•	50% of MOD III, Inc.’s newly issued series B preferred stock. ZiLOG retains the remaining 50% of the new MOD III, Inc. series B preferred stock as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.’s assets in excess of the series A preferred stock liquidation preference.

Any impairment in the fair value of MOD III assets below the carrying amount or any sale of MOD III assets for aggregate proceeds of less than $30.0 million would result in a charge to the consolidated statement of operations in the period in which an impairment is recorded or the sale is completed.

The Reorganization Plan also provided for the cancellation of all of ZiLOG’s currently outstanding preferred and common stock and all options and warrants related thereto. All accumulated dividends and any other obligations with respect to the Company’s outstanding preferred and common shares were also extinguished. Each former holder of common stock received a pro rata share of $50,000. Each holder of preferred stock received a pro rata share of $150,000.

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

Chapter 11 reorganization-related costs of $1.0 million and $4.0 million included in the consolidated statements of operations as special charges and reorganization items for the eight and four months ended December 31, 2002, and April 30, 2002, respectively, relate primarily to legal and other professional service fees incurred by both the Company and the former informal committee of bondholders. During the period between the filing of the Reorganization Plan and its confirmation by the bankruptcy court, February 28, 2002 to April 30, 2002, ZiLOG was required to file public documents as a “debtor-in-possession.” Accordingly, legal and other professional service fees paid during this period amounting to $2.3 million have been separately identified in the Company’s consolidated statements of cash flow.

Liabilities, which were subject to compromise under the terms of the Reorganization Plan, are summarized as follows (in millions):

Senior secured notes payable	$280.0
Accrued interest on senior secured notes	27.2
Dividends payable on preferred stock	18.5

Total liabilities subject to compromise	$325.7

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. FRESH-START REPORTING

On February 28, 2002, ZiLOG and its subsidiary, MOD III, Inc., filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court subsequently confirmed the Reorganization Plan by its order entered on April 30, 2002. The Reorganization Plan became effective on May 13, 2002. The Company prior to emergence from bankruptcy is referred to as the “Predecessor Company” and the reorganized company is referred to as the “Successor Company.”

Pursuant to the Reorganization Plan, ZiLOG extinguished $325.7 million of liabilities, which included $280.0 million principal amount of the Notes, $27.2 million in accrued interest due on the Notes and $18.5 million of dividends payable on the Company’s previously outstanding series A preferred stock. The former noteholders received substantially all of the Company’s new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on the extinguishment of these liabilities.

On May 1, 2002, ZiLOG adopted “fresh-start” accounting principles proscribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. Fresh-start accounting was appropriate because the Company’s former noteholders received substantially all of the Company’s new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG’s reorganization value was estimated by Lazard Frères & Co., LLC, its independent financial advisor, using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $70 million and $109 million. In agreement with the informal committee of noteholders and with the approval of the bankruptcy court, the Company established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. This estimate of equity value was derived from a weighted average of three separate valuations, the first based on a comparable public company analysis, the second based on a precedent transaction analysis and the third based on a discounted cash flow analysis. These valuations were based on the underlying assumptions that include: the successful reorganization of the Company’s business and finances in a timely manner; the implementation of the Company’s business plan as a reorganized entity; the accuracy of information supplied by management about its business and prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. The value of an operating business such as the Company’s, however, is subject to numerous uncertainties and contingencies, which are difficult to predict, and will fluctuate with changing factors affecting its financial condition and prospects.

Fresh-start reporting requires that the Company also record its assets at fair value upon adoption. Consequently, the Company engaged Key Assets as independent appraisers to assist management in the valuation of its tangible assets and engaged another independent party to conduct a valuation of its intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment related to the five-inch wafer fabrication facility and an adjacent undeveloped parcel of land. The valuation undertaken by Key Assets for fresh-start reporting assigned fair value to property, plant and equipment in Nampa, Idaho related to the five-inch

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wafer fabrication facility (MOD II) and the data center, as well as an adjacent 20 acre parcel of undeveloped land assuming a willing buyer and a willing seller and not under distressed sale conditions. Previously, the Company’s five-inch wafer fabrication facility had been separately held for sale at a negotiated selling price of $3.0 million, based on a non-binding purchase offer received from a potential buyer in December 2000. Management agreed to the terms of the December 2000 purchase offer for several reasons including: monetary and human cost savings compared with closing and decommissioning the facility, as well as terminating the employees; and the acquirer was also willing to assure an uninterrupted source of supply of wafers manufactured in the MOD II facility until alternative sources could be qualified by the Company. Following a change in strategy, the MOD II assets were put back into service in June 2001. In June 2001, management determined that the fair value of the MOD II assets was $3.0 million.

This appraisal also resulted in a $3.9 million increase in finished good inventories held by the Company and its distributors to reflect fair values at May 1, 2002. The appraisers also identified several separable intangible assets that were valued and recorded as part of fresh-start reporting as follows (in millions):

Existing technology	$17.0
In-process research and development	18.7
Brand name	9.2

Total	$44.9

These increases in carrying value of the Company’s intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. These increases in carrying value of the Company’s capital assets were based on physical inspections and written appraisals that included market data and cost approaches. Goodwill of $26.7 million was also recorded as part of fresh-start reporting. In the eight months ended December 31, 2002, the Company recorded a net increase in goodwill of $7.9 million to $34.6 million. This increase related primarily to a reduction in the tax basis of certain assets at December 31, 2002 as a result of the application of tax regulations to the Company following the completion of the reorganization plan.

The Company recorded a gain of $83.7 million in the Predecessor Company’s financial statements in connection with the fresh-start adjustments referred to above.

The Company’s results of operations and financial position after April 30, 2002 are not comparable to the results of operations and financial position prior to April 30, 2002 due to its adoption of “fresh-start” reporting upon the Company’s emergence from bankruptcy.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a reconciliation of the Predecessor Company’s unaudited consolidated balance sheet as of April 30, 2002 to that of the Successor Company on May 1, 2002, which presents the adjustments that give effect to the reorganization and fresh-start reporting (in millions):

	Predecessor Company at April 30, 2002	Reorganization(1)	Fresh-Start Adjustments(2)	Reclassification(3)	Successor Company at May 1, 2002
ASSETS:
Current assets	$51.6	$—	$2.7	$—	$54.3
MOD III, Inc. assets held for sale	30.0	—	—	—	30.0
Net property, plant and equipment	11.9	—	13.1	—	25.0
Other assets	1.0	—	—	—	1.0
Fresh start separable intangible assets	—	—	44.9	—	44.9
Fresh-start goodwill (indefinite life)	—	—	26.7	—	26.7

	$94.5	$—	$87.4	$—	$181.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
Current liabilities	$44.1	$—	$(2.3)	$—	$41.8
Other long-term liabilities	14.1	—	6.0	—	20.1
Liabilities subject to compromise	325.7	(325.7)	—	—	—
Minority interest in MOD III, Inc. assets	—	30.0	—	—	30.0

Stockholders’ equity (deficiency):
Preferred stock	25.0	—	—	(25.0)	—
Common stock	0.4	0.3	—	(0.6)	0.1
Deferred stock compensation	(0.5)	—	—	0.5	—
Additional paid-in capital	13.2	89.7	—	(13.0)	89.9
Accumulated deficit	(327.5)	205.7	83.7	38.1	—

Total stockholders’ equity (deficiency)	(289.4)	295.7	83.7	—	90.0

Total liabilities and stockholders’ equity	$94.5	$—	$87.4	$—	$181.9

(1)	Reorganization adjustments reflect consummation of the Reorganization Plan, including the elimination of liabilities subject to compromise and the reorganization of the Successor Company.
(2)	Fresh-start adjustments reflect the adoption of fresh-start reporting, including adjustments to record goodwill, identifiable tangible and intangible assets and liabilities at their estimated fair values. Management estimated the fair value of its assets using independent appraisals.
(3)	Reclassification reflects the elimination of Predecessor Company’s stockholder’s deficiency.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net gain upon extinguishment of liabilities and fresh-start adjustments were comprised of the following elements (in millions):

Extinguishment of debt	$280.0
Extinguishment of accrued interest	27.2
Extinguishment of dividends payable on preferred stock	18.5
Minority interest in MOD III, Inc. assets	(30.0)
Reorganization equity value	(90.0)

Net gain on discharge of debt	$205.7

Effect of fresh-start adjustments	$66.7
Revaluation of fixed and tangible assets to fair value	17.0

Total fresh-start adjustments	$83.7

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of FAS 142, “Goodwill and Other Intangible Assets.” At the time of adoption, the Company had no amounts of goodwill recorded in the balance sheet. Therefore the initial adoption had no material effect to the Company. The unaudited pro forma effects of the adoption of SFAS No. 142 on net loss for the Company for the year ended December 31, 2001, is as follows (in millions):

Predecessor Company
Year Ended Dec. 31, 2001
Net loss	$(128.0)
Add back: Goodwill amortization	1.0

Adjusted net loss	$(127.0)

Under SFAS 142, goodwill is not amortized, but is reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company did not have any impairment of goodwill in the year ended December 31, 2003 or in the eight months ended December 31, 2002. In connection with its reorganization in 2002, the Company recorded deferred income tax liabilities and income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These tax contingencies were primarily attributable to the Company’s reorganization of MOD III. During 2003, the Company reassessed its deferred income tax liabilities and income tax contingencies and reduced the associated liabilities as an adjustment to goodwill as presented in the table below. Changes in the carrying value of goodwill for the year ended December 31, 2003 and for the eight months ended December 31, 2002 are as follows (in millions):

Balance at April 30, 2002	$—
Establishment of goodwill under SOP 90-7	34.6

Balance at December 31, 2002	34.6
Goodwill adjustment during 2003	(17.7)

Balance at December 31, 2003	$16.9

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets established in connection with the Company’s fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily related to existing technology and brand name), are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 3 to 10 years. Changes in the carrying value of separable intangible assets for the year ended December 31, 2003 and for the eight months ended December 31, 2002 are as follows (in millions):

	Existing Technology	Brand Name	Total
Balance at April 30, 2002	$—	$—	$—
Establishment of intangibles under SOP 90-7	17.0	9.2	26.2
Amortization for eight months ended December 31, 2002	(6.8)	(1.1)	(7.9)

Balance at December 31, 2002	10.2	8.1	18.3
Amortization for year ended December 31, 2003	(5.5)	(1.3)	(6.8)

Balance at December 31, 2003	$4.7	$6.8	$11.5

The anticipated amortization schedule for the remaining years of these separable intangible assets is as follows (in millions):

	Existing Technology	Brand Name	Total Amortization
2004	$2.9	$1.3	$4.2
2005	1.1	1.1	2.2
2006	0.4	1.0	1.4
2007	0.2	0.8	1.0
2008	0.1	0.8	0.9
Thereafter	—	1.8	1.8

Total	$4.7	$6.8	$11.5

NOTE 5. EQUITY INVESTMENT

On March 22, 2000, ZiLOG acquired 3.0 million shares or 20 percent of the then-outstanding common stock of Qualcore Group, Inc. (“Qualcore”) for cash of $8.0 million plus expenses of $0.1 million, pursuant to a purchase and sale agreement (the “Qualcore Agreement”). Subject to the Qualcore Agreement, $5.5 million was paid on March 22, 2000 and $2.5 million was paid on April 14, 2000. ZiLOG accounted for its investment in Qualcore common stock using the equity method. The difference between the total cost of ZiLOG’s investment in Qualcore of $8.1 million and ZiLOG’s underlying equity in Qualcore’s net assets was being amortized on a straight-line basis over five years. Under the terms of the Agreement, ZiLOG had the option until June 30, 2001 to acquire all of the remaining outstanding shares of common stock of Qualcore for cash and/or a number of ZiLOG’s Common Shares. If ZiLOG did not exercise this option, Qualcore had the right to put approximately 11 percent of Qualcore’s common stock to the Company for $5.2 million. The Company did not exercise this option. During the fourth quarter of 2001, the Company reached a settlement agreement with Qualcore in which the Company paid Qualcore a termination charge of $450,000, and returned all the shares representing ZiLOG’s 20 percent equity ownership in Qualcore. The termination charge has been recorded as a special charge. In return, Qualcore cancelled its put right. In connection with this settlement the Company wrote-off the remaining balance of its investment in Qualcore. The charge of $4.9 million was included as a part of the $7.2 million equity method investment loss recorded in the year ended December 31, 2001.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consist primarily of cash in bank accounts, commercial paper, money market accounts and short-term time deposits. The short-term debt represents borrowings under a revolving line of credit with a commercial lender. The carrying amount on the balance sheet for cash and cash equivalents at December 31, 2003, and 2002 were $22.0 million and $29.4 million, respectively, which approximates fair value, due to their short maturities. The carrying amount, which approximates fair value due to its variable interest rate, on the balance sheet at December 31, 2003 and 2002 for the short-term debt was $5.0 million and $6.9 million, respectively, which represents the principle amount borrowed. The fair value of the accounts receivable and accounts payable approximates the carrying amount because of the short maturity of these instruments.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions. Almost all of the Company’s trade accounts receivable were derived from sales to electronics distributors and original equipment manufacturers in the market segments of computers and peripherals, consumer electronics, appliances, medical devices and building controls. The Company performs ongoing credit evaluations of its customers’ financial condition and limits its exposure to financial losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. As of December 31, 2003, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable. Thomson Consumer Electronics and SMK had net accounts receivable at December 31, 2003 of $1.6 million and $1.5 million, respectively.

NOTE 7. SPECIAL CHARGES AND REORGANIZATION ITEMS

Background Discussion and Summary of Special Actions

Beginning in the fourth quarter of 2000, ZiLOG experienced a sharp decrease in bookings and billings in most of its product lines and this weak customer demand trend has persisted through today. ZiLOG believes that the decline in demand for its products is reflective of global economic conditions, particularly in high technology markets.

In response to declining net sales, and under the leadership of its CEO, ZiLOG commenced a series of operational restructuring activities designed to refocus on its core micrologic business and reduce its overall cost structure. More detail of these restructuring actions and the related costs are included in the “Special Charges” captions below. These actions were recorded as special charges and reorganization items and included the following, in chronological order:

•	In the first quarter of 2001, ZiLOG engaged Lazard Frères & Co., LLC as its independent financial advisor to begin evaluating various strategic alternatives, including a possible sale or reorganization of the Company.

•	In April 2001, June 2001, November 2002, December 2002 and during the first, third and fourth quarters of 2003, ZiLOG implemented a series of severance actions that resulted in elimination of over 600 positions throughout the Company. Over half of these reductions were in its manufacturing functions, particularly in the Company’s Philippine test operations and MOD III wafer fabrication facility in Nampa, Idaho. ZiLOG also reduced its executive management team from 15 people in 2000 to 4 people today.

•	During June 2001, ZiLOG announced plans to consolidate its two Nampa, Idaho manufacturing facilities and to transfer wafer probe operations from Nampa to the Philippines. The wafer probe transfer was completed in October 2001 and the Nampa consolidation was finalized in January 2002.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In September 2001, the Company did not make the scheduled interest payment on its notes payable and management entered into discussions with an informal group of noteholders to restructure the Company’s indebtedness.

•	In December 2001, ZiLOG recorded a $30.4 million charge for impairment of the MOD III wafer fabrication facility that is being held for disposal. ZiLOG also accrued contractual bonuses for the MOD III employees that stayed-on to close the factory and make it ready for sale.

•	Also in December 2001, ZiLOG negotiated a buy-out of the Campbell, California headquarters facility lease and entered into a new lease in San Jose, California that was expected to save the Company $4.5 million in operating expenses for 2002 versus 2001, excluding one-time costs. The one-time expenditures associated with relocating the Company’s headquarters totaled $5.0 million, comprised of: $2.8 million special charge for the lease buy-out; $1.5 million special charge for non-cash loss on disposal of fixed assets; $0.2 million special charge for moving expenses; and $0.5 million capital expenditures relating to the new facility.

•	In the first quarter of 2002, ZiLOG filed a prepackaged Chapter 11 plan of reorganization with the United States Bankruptcy Court for the Northern District of California and ZiLOG announced the discontinuation of all product development activities related to the Company’s Cartezian line of 32-bit RISC microprocessors. ZiLOG also closed its Austin, Texas design center and several domestic and international sales offices.

•	On May 13, 2002, the plan of reorganization became effective.

2003 Special Charges Analysis

Special charges incurred during the year ended December 31, 2003 of $3.8 million included severance and termination benefits of $1.5 million, which primarily related to a reduction-in-force at the Company’s Nampa, Idaho manufacturing plant and Philippine’s test facility, eliminating a total of approximately 86 positions. Approximately $1.3 million of special charges relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.6 million of special charges relate to third-party professional fees for legal and accounting services to register shares of common stock as required by the Company’s 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of the Company’s May 2002 debt and equity restructuring activities.

Asset impairments of $0.4 million included computer equipment with a net book value of $0.2 million that was retired in connection with an information system upgrade that included new equipment purchases. The redundant equipment was written off to special charges. Additionally, approximately $0.2 million impairment loss was recognized on an equity investment that became permanently impaired in September 2003.

2002 Special Charges Analysis

During 2002, ZiLOG incurred $5.0 million of professional fees for financial advisers that assisted in connection with the Company’s debt restructuring and SEC filings associated with that action. ZiLOG recorded the special charges for these fees as the services were performed throughout the year.

ZiLOG incurred special charges of $3.2 million throughout the year relating to the closure of MOD III eight-inch wafer fabrication facility in Idaho. These charges were primarily post-closure maintenance costs related to utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. These charges also included relocation of production activities to alternative

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ZiLOG manufacturing sites. At December 31, 2002, approximately $0.1 million was accrued for post-closure maintenance costs, which payments were made in 2003.

During 2002, ZiLOG recorded asset impairments of $2.7 million. The majority of this charge was in connection with the closure of the Company’s Austin, Texas design center in the first quarter of 2002. Furniture, fixtures and equipment with a book value of approximately $1.7 million were abandoned. Also in the first quarter of 2002, approximately $0.8 million of computer aided design software was impaired as a result of the Company’s decision to cancel development of the Cartezian family of 32-bit RISC microprocessors. During the second quarter of 2002, $0.2 million of unamortized goodwill relating to ZiLOG’s 2000 acquisition of PLC Corporation was deemed to be of no future value and was written-off.

The Company incurred $2.5 million of employee severance pay and termination benefits during 2002 that were payable in cash. During the first quarter of 2002, in connection with closure of ZiLOG’s Austin, Texas design center and the streamlining of ZiLOG’s sales force, severance and termination benefits of $1.2 million were paid. In November and December of 2002, ZiLOG announced a reduction in force at its Nampa, Idaho and Philippines manufacturing facilities due to the continued lower production levels and continuing lower demand for its products. Approximately $1.0 million of employee severance pay and termination benefits were recorded. Additionally, in November 2002, a reduction in force of the Company’s sales force and support personnel was announced due to the continued weak demand for the Company’s products. Severance pay and termination benefits of $0.3 million was recorded for this action. At December 31, 2002, approximately $0.5 million was accrued for payment of severance and termination benefits for the November and December actions, which payments are scheduled to be made in 2003.

ZiLOG incurred special charges of $0.5 million in 2002 related to the closure and relocation of certain domestic sales offices.

ZiLOG recorded a reduction of other special charges of approximately $0.2 million in December 2002, resulting from a settlement of a disputed 1998 contract between a third party and Seattle Silicon Corporation, which ZiLOG acquired in 1999. ZiLOG received a cash payment in January 2003.

2001 Special Charges Analysis

During 2001, ZiLOG had asset impairment charges totaling $36.9 million. The majority of this charge related to a $30.4 million write-down in the carrying value of the MOD III eight-inch wafer fabrication facility in Nampa, Idaho to its estimated fair value of $30.0 million in December 2001. The write-down of MOD III was predicated on idling the facility and it is not planned to be used in the Company’s operations. The fair value of MOD III machinery and equipment were determined with the assistance of an appraiser who specializes in the semiconductor industry. “Fair Value,” as defined in the appraisal report, reflects the most likely realizable proceeds that would be expected upon the sale of the idled equipment of MOD III, between ZiLOG as a willing seller, and a willing and knowledgeable buyer, based upon the market conditions that existed as of December 31, 2001. The fair value of MOD III land and building were determined based on market comparison with similar properties and based on consultation with a commercial real estate agent. MOD III completed its final manufacturing in January 2002. The property, plant and equipment of MOD III were idled in January 2002, and are being held for sale. ZiLOG has engaged a company who specializes in the disposition of semiconductor manufacturing equipment and facilities to actively market the MOD III facility for sale. The Company desires to sell MOD III as expeditiously as possible, although given weak current market conditions and the high level of excess manufacturing capacity in the semiconductor industry, management is unable to determine when or if the Company will be able to sell MOD III. In accordance with the reorganization plan, ZiLOG transferred the assets of MOD III to a new subsidiary that ZiLOG owns jointly with its former noteholders.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ZiLOG had additional asset impairments in 2001 totaling $6.5 million comprised of:

•	$2.9 million of various surplus assets in the second quarter of 2001 relating to purchased internal use materials planning software that was never deployed and surplus test equipment;

•	$1.5 million of abandoned furniture, fixtures and building improvements that were given to the Company’s landlord in connection with the early termination of its headquarters lease in Campbell, California; and

•	$2.1 million impairment of goodwill associated with the business ZiLOG acquired from Calibre, Inc. in July 2000. ZiLOG determined that the Calibre goodwill was impaired based on significant under-performance compared to management’s acquisition business case and negative cash flows that are being generated from this business. In addition, the primary customers for this business serve the electronic personal data assistant market that is experiencing fierce competition and declining market demand.

During 2001, ZiLOG recorded $6.8 million of employee retention bonuses, severance pay and termination benefits that were payable in cash. In addition, ZiLOG incurred $1.7 million of stock-based compensation associated with executives who received accelerated vesting and extended exercise terms on stock options in connection with their severance packages. ZiLOG accrued these involuntary termination costs after management has approved a plan of termination, including identification of specific job functions to be eliminated, and the termination benefits have been communicated to those employees that may be affected by the action. The $6.8 million of cash costs consisted of:

•	$4.5 million for employee retention bonuses, severance, and termination benefits for the employees who were terminated in connection with a reduction in force due to the planned closure of the Company’s eight-inch wafer fabrication facility in Nampa, Idaho. Employees who were to be terminated in connection with the closure of MOD III were provided with contracts whereby they would receive termination benefits including stay-on bonuses, severance and medical benefits upon their termination if they continued to work through the closure date. ZiLOG accrued the $4.5 million contracted termination benefits expense ratably over the employee’s service period during the six months ended December 31, 2001. This action resulted in the reduction of approximately 150 employees. At December 31, 2001, approximately $4.2 million was accrued for these payments, which amount was paid primarily in the first quarter of 2002. Also at December 31, 2001 the Company had $1.4 million of severance accruals relating to previous actions that are being paid-out in the remaining periods left under the terminated employee’s employment contracts.

•	$2.3 million of involuntary severance benefits were accrued in the second quarter of 2001. These actions primarily related to approximately 65 manufacturing headcount reductions in the Company’s Philippine test facility, elimination of approximately 50 engineering and other domestic personnel largely in the central technology group in Nampa, Idaho, and elimination of four senior executive positions within corporate headquarters. Also in connection with these actions, ZiLOG eliminated approximately 75 positions company-wide through voluntary attrition and cancellation of open personnel requisitions.

The Company had $5.6 million of severance accruals at December 31, 2001 relating to these and previous actions. The Company paid $4.5 million of this amount in the first quarter of 2002 upon the closure of MOD III and the balance of $1.1 million was paid during 2002 over the remaining periods left under the terminated employees’ employment agreements.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ZiLOG incurred contract termination charges of $3.2 million in 2001, as follows:

•	In November 2001, ZiLOG negotiated an agreement with the owner of its Campbell, California headquarters facility to terminate its lease. The Company agreed to pay termination charges of $2.8 million in cash and transfer title to certain assets and leasehold improvements in return for cancellation of approximately $10.0 million in future lease commitments on the 108,000 square foot headquarters facility. ZiLOG finalized its headquarters relocation in January 2002 and paid the $2.8 million settlement payment to its former landlord.

•	During the fourth quarter of 2001, ZiLOG reached a settlement agreement with its equity investment partner, Qualcore Group, Inc. in which ZiLOG paid Qualcore a termination charge of $450,000, and returned all the shares representing its 20% equity ownership in Qualcore to the former owners of Qualcore. In return, Qualcore cancelled its right to “put” approximately 11% of Qualcore’s common stock to ZiLOG for an aggregate cost of $5.2 million. All future design services from Qualcore, if any, will be purchased under standard pay-for-performance-and-delivery contracts.

ZiLOG incurred other special charges in 2001 totaling $1.4 million that related primarily to manufacturing consolidation and relocation costs associated with moving wafer probe operations from Nampa, Idaho to the Philippines. These cost were expensed as incurred, primarily during the fourth quarter of 2001. Approximately $0.2 million was accrued for payment in connection with these consolidation costs at December 31, 2001.

ZiLOG incurred $4.3 million of professional fees for financial advisors that assisted in connection with the Company’s debt restructuring. ZiLOG recorded the special charges for these fees as the services were performed throughout the year. At December 31, 2001, approximately $1.1 million was accrued for future payments in connection with these professional fees incurred during 2001, which fees were paid in 2002.

The following table details special charges accrual activity for the year ended December 31, 2003, the eight months ended December 31, 2002, four months ended April 30, 2002, and for the year December 31, 2001 (in millions):

	Severance and Termination Benefits	Lease Termination Charges	Debt Restructuring	MOD III Closure Costs	Total
Balance at December 31, 2000	$3.3	$0.1	$—	$—	$3.4
Total charge to special charges	6.8	3.2	4.3	1.4	15.7
Cash paid	(4.5)	(0.5)	(3.2)	(1.2)	(9.4)

Balance at December 31, 2001	5.6	2.8	1.1	0.2	9.7
Total charge to special charges	1.2	0.7	4.0	2.3	8.2
Cash paid	(6.0)	(3.0)	(2.5)	(2.3)	(13.8)

Balance at April 30, 2002	0.8	0.5	2.6	0.2	4.1
Total charge to special charges	1.3	(0.2)	1.0	0.9	3.0
Cash paid	(1.6)	(0.3)	(3.6)	(1.0)	(6.5)

Balance at December 31, 2002	0.5	—	—	0.1	0.6
Total charge to special charges	1.5	—	0.6	1.3	3.4
Cash paid	(2.0)	—	(0.6)	(1.3)	(3.9)

Balance at December 31, 2003	$—	$—	$—	$0.1	$0.1

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special charges for the year ended December 31, 2003, for the eight months ended December 31, 2002, four months ended April 30, 2002, and for the year ended December 31, 2001 are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31,
				2001
Asset impairments:
Austin, Texas assets	$—	$—	$1.7	$—
Internal use software	—	—	0.8	1.5
Goodwill write-offs	—	—	0.2	2.1
Test and probe equipment write-offs	0.2	—	—	1.4
Campbell, California assets	—	—	—	1.5
Impairment of MOD III assets	—	—	—	30.4
Equity Investment write-down	0.2	—	—	—
Restructuring of operations:
Employee severance and termination benefits	1.5	1.3	1.2	6.8
MOD III closure costs	1.3	0.9	2.3	1.4
Lease termination costs	—	(0.2)	0.7	3.2
Stock-based compensation	—	—	—	1.7
Professional fees for debt restructuring	0.6	1.0	4.0	4.3
Other	—	(0.2)	—	—

	$3.8	$2.8	$10.9	$54.3

NOTE 8. CREDIT FACILITY

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the “Facility”) with a commercial lender (the “Lender”), dated May 13, 2002, for a new three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at ZiLOG’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. At December 31, 2003 and 2002, the Company had borrowings outstanding of $5.0 million and $6.9 million, respectively, at a LIBOR-based rate at December 31, 2003 and December 31, 2002 of 3.6% and 4.4%, respectively. The Facility is scheduled to expire on May 13, 2005. As of December 31, 2003 and December 31, 2002, the Company had $0.3 and $0.8 million of standby letters of credit, respectively, to vendors under the Facility.

The Company is only subject to certain financial covenants under this Facility, including tangible asset and fixed charge coverage ratio, if the total of the Company’s cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

Prior to the consummation of the Reorganization Plan, ZiLOG had entered into senior secured revolving line of credit and capital equipment credit facility with the same Lender on December 30, 1998, which has been replaced by the current Facility.

NOTE 9. SENIOR SECURED NOTES PAYABLE

Until consummation of the Reorganization Plan, the Company had $280 million 9 1/2% senior secured notes (“the Notes”) outstanding with a maturity date of March 1, 2005. Interest was payable semi-annually on the first

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of March and September. Since ZiLOG did not make its scheduled semi-annual interest payment on September 4, 2001 of $13.3 million, the Notes became callable by the noteholders.

Accordingly, beginning with the third quarter of 2001, the Company reclassified its indebtedness under the senior notes from a long-term liability to a current liability on the consolidated balance sheet. ZiLOG continued to accrue interest, including associated penalties, amounting to approximately $27.2 million at April 30, 2002. As described in Note 2, the Reorganization Plan filed on February 28, 2002 and confirmed on April 30, 2002 resulted in extinguishment of the Notes and all related accrued interest.

Issuance costs associated with the senior notes of approximately $9.9 million were deferred and amortized to interest expense over the term of the Notes. Upon default of the Notes in the fourth quarter of 2001, the Notes became immediately due and payable at the option of the holders, and accordingly, the Company charged the remaining debt issuance cost balance of $4.2 million to interest expense.

NOTE 10. RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant’s deferral contribution, up to 1.5% of the participant’s compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were approximately $0.4 million for the year ended December 31, 2003, $0.3 million for the eight month period ended December 31, 2002, $0.2 million for the four month period ended April 30, 2002, and $0.6 million for the year ended December 31, 2001. There were no discretionary contributions made in 2003, 2002 or 2001.

During the second quarter of 2001, ZiLOG’s Board of Directors cancelled the Company’s Deferred Compensation Plan (the “Plan”), which allowed certain management employees to defer their receipt of selected amounts of compensation. These deferrals were transferred to a third party Trustee for investment purposes. The third party Trustee paid out the deferred compensation to the affected employees upon termination of the Plan.

The Company’s Philippines subsidiaries maintain a defined benefit pension plan for local employees, which is consistent with local statutes and practices. This benefit plan had no material impact on the Company’s financial statements for the periods presented.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Post Reorganization:

Common Stock

The following description summarizes information regarding ZiLOG’s capital stock after confirmation of the Reorganization Plan described in Note 2. This information is subject in all respects to applicable provisions of ZiLOG’s amended and restated certificate of incorporation and its amended and restated bylaws.

General

ZiLOG’s authorized capital stock consists of 40,000,000 shares of Common Stock, par value $0.01 per share. The holders of outstanding shares of common stock are entitled to receive dividends or distributions as

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be lawfully declared by the board of directors. In the event that the corporation is dissolved, the holders of common stock would be entitled to share ratably in all assets that may be available for distribution after the satisfaction of all liabilities. The Common Stock has no preemptive or conversion rights and is not subject to redemption. All outstanding shares of common stock are fully paid and non-assessable.

Voting

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders of a majority of the outstanding shares of common stock must approve all matters brought before the stockholders, except as otherwise required by the Delaware General Corporation Law and except as otherwise set forth below.

Our amended and restated certificate of incorporation also provides that the composition of the Board of Directors and the manner in which the directors shall be elected, may not be amended until the earliest of:

•	sale of substantially all of ZiLOG’s operating assets;

•	consummation of an underwritten public offering of equity securities, the aggregate proceeds of which equal or exceed $25,000,000;

•	a change in control;

•	May 13, 2004; or

•	the unanimous approval of such change by the Board of Directors and approval by a majority of the stockholders.

Stock Repurchase Plan

On April 17, 2003, the Company’s Board of Directors approved a stock repurchase plan under which the Company may repurchase up to 500,000 shares of its outstanding common stock.

The Company generally has the right of first refusal to repurchase shares of common stock issued under the Company’s stock plan to certain employees, former employees and contractors. The Company’s right of first refusal generally may be exercised when such shares are offered for sale or upon termination from employment.

On May 1, 2003, the Company repurchased on the open market 125,000 shares of its common stock at $4.00 per share, which resulted in a net cash outlay of $0.5 million. On May 30, 2003, ZiLOG’s Board of Directors approved the repurchase of 50,000 shares of common stock from ZiLOG’s President, Michael Burger, at the closing price on that day of $6.50 per share. The net cash paid to repurchase these 175,000 shares on the open market and from Mr. Burger totaled approximately $664,000, which is net of certain loan repayments made to the Company by Mr. Burger. As of December 31, 2003, the Company had repurchased an additional 203,250 shares of restricted common stock from former employees for approximately $571,000, which is net of certain loan repayments made to the Company by these former employees. In connection with the above repurchases of shares from employees and former employees, the Company retired approximately $684,000 of employee loans receivable. Additionally, during the third quarter, the Company repurchased 4,413 shares of common stock resulting from employee stock option exercises for approximately $34,000. All of these shares are reflected in the financial statements of the Company as treasury stock as of December 31, 2003. There were no repurchases of common stock during the eight-month period ending December 31, 2002.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Reorganization:

Common Stock

Holders of Common Stock were entitled to one vote per share on all matters submitted to a vote of stockholders. Approval of matters brought before the stockholders required the affirmative vote of a majority of the holders of the outstanding shares of Common Stock, except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”). Holders of Class A Non-Voting Common Stock did not have any voting rights, except the right to vote as a class to the extent required by DGCL.

Except for differences in voting rights described above, the rights, powers, preferences, and limitations of the Common Stock and Class A Non-Voting Common Stock were identical. Subject to the rights of holders of Series A Stock and other classes and/or series of preferred stock, if any, all shares of Common Stock and Class A Non-Voting Common Stock were entitled to share in such dividends as the Board may from time to time declare from sources legally available therefore. Subject to the rights of creditors and holders of Series A Stock and other classes and/or series of preferred stock, if any, holders of Common Stock and Class A Non-Voting Common Stock were entitled to share ratably in a distribution of assets of the surviving corporation upon any liquidation, dissolution or winding up of a surviving corporation. At April 30, 2002 and at December 31, 2001, 32,017,272 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock were issued and outstanding. Under the Reorganization Plan, all currently outstanding shares of Common Stock were cancelled. (see Note 2)

Preferred Stock

The Board of Directors had the authority to issue, from time to time, by resolution and without any action by stockholders, up to 5,000,000 shares of preferred stock, par value $100.00 per share, in one or more classes and/or series and may establish the powers, designations, preferences, rights and qualifications, limitations or restrictions (which may differ with respect to each such class and/or series) of such class and/or series. The Board of Directors adopted a resolution on February 26, 1998, providing for the creation of series A cumulative preferred stock (“Series A Stock”). On February 28, 1998, the Board of Directors issued 250,000 shares of series A stock, which is a non-voting 13.5% preferred stock with a par value of $100.00 per share.

The series A stock accumulated dividends at the rate of 13.5% per annum (payable quarterly) for periods ending on or prior to February 27, 2008, and 15.5% per annum thereafter. Dividends were payable, at the election of the Board of Directors but subject to availability of funds and the terms of the Notes in cash or in kind through corresponding increase in the liquidation preference (as described below) of the Series A Stock. The Series A Stock had an initial liquidation preference of $100.00 per share.

To the extent that a quarterly dividend payment in respect to a share of series A stock was not made in cash when due, the amount of such unpaid dividend accumulated (whether or not declared by the Board of Directors) through an increase in the liquidation preference of such share of series A stock equal to the amount of such unpaid dividend, and compounded dividends will accumulate on all such accumulated and unpaid dividends. The liquidation preference was to be reduced to the extent that previously accumulated dividends are thereafter paid in cash. The Company was required to pay in cash all accumulated dividends that have been applied to increase the liquidation preference on February 27, 2008 (the “Clean-Down”).

Shares of Series A Stock were redeemable at the option of the Company, in whole or in part, at 100% of par value, if redeemed after February 25, 2003, in each case of the sum of (i), the liquidation preference thereof, increases to the extent that accumulated dividends thereon shall not have been paid in cash, plus (ii) accrued and

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unpaid dividends thereon to the date of redemption. Redemption of shares of the series A stock prior to February 26, 2003 was to be at a premium to par value based on a declining scale as follows: 103.5% after August 25, 1999; 103.0% after February 25, 2000; 102.5% after August 25, 2000; 102.0% after February 25, 2001; 101.5% after August 25, 2001; 101% after February 25, 2002 and 100.5% after August 25, 2002. Optional redemption of the series A stock was to be subject to, and expressly conditioned upon, certain limitations under the notes.

In certain circumstances, including the occurrence of a change of control at the Company, but again subject to certain limitations under the notes, the Company might have been required to repurchase shares of series A stock at 101% of the sum of the liquidation preference thereof, increased to the extent that accumulated dividends thereon shall not have been paid in cash, plus accumulated and unpaid dividends to the repurchase date.

Holders of series A stock did not have any voting rights with respect thereto, except for (i) such rights as are provided under the DGCL, (ii) the right to elect, as a class, one director of the Company in the event that the Company fails to comply with its Clean-Down or repurchase obligations, and (iii) class voting rights with respect to transactions adversely affecting the rights, preferences or powers of the series A stock and certain transactions involving stock that ranks junior in payment of dividends, or upon liquidation, to the series A stock. At April 30, 2002, and at December 31, 2001, 250,000 shares of series A cumulative preferred stock were issued and outstanding. Under the Reorganization Plans all currently outstanding shares of series A cumulative preferred stock were cancelled.

Deferred Stock Compensation

For the year ended December 31, 2003 and the eight month period ended December 31, 2002, ZiLOG recognized  $1.5 million and $2.9 million, respectively, of stock-based compensation expense primarily in connection with the award of restricted stock, during May 2002 to certain employees, executives and consultants at exercise prices below their deemed fair market value for accounting purposes at the date of grant. The Company’s right to repurchase these restricted shares for $0.02 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Compensation expense for stock awards to consultants will be remeasured at each balance sheet date until the awards vest and will be recognized over the vesting periods. Based on the employee stock and option award grants the Company made during May 2002, ZiLOG anticipates that it will recognize stock compensation charges of $1.2 million, $0.6 million and $0.2 million for the years ending December 31, 2004, 2005 and 2006, respectively.

During the second quarter of 2000, in connection with a planned public offering of the Company’s common stock, management determined that the Company had issued stock options to employees having exercise prices below the deemed fair value for financial reporting purposes of the common shares on the date of grant. Accordingly, ZiLOG recorded deferred stock compensation of $2.2 million, representing the excess of the deemed fair value of the common shares on the date of grant over the options’ exercise price. Deferred compensation expense is generally being amortized ratably over the four-year option-vesting period. Stock option compensation expense related to these options totaled approximately $0.2 million and $0.1 million for the year ended December 31, 2001 and the four month period ended April 30, 2002, respectively.

In addition, the vesting periods on certain stock options were accelerated for employees subject to the reduction in force during the second quarter of 2001 (See Note 7). Accordingly, the unamortized intrinsic value of $1.7 million for these options were recorded as a special charge during the year ended December 31, 2001.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Omnibus Stock Incentive Plan:

Common Stock

In May 2002, the 2002 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors. Subject to adjustment pursuant to the terms of the Omnibus Plan, the committee may grant options to purchase up to an aggregate of 1,058,139 shares of common stock under the Omnibus Plan. Stock options granted under the Omnibus Plan may be: (1) incentive stock options or non-qualified stock options; (2) EBITDA-linked options and or non-EBITDA linked options. The term of an option is determined by the Compensation Committee at the time of grant, but will not exceed ten years.

Each EBITDA-linked option will be immediately exercisable on the date of grant and cliff-vest on the sixth anniversary from the date of grant. Vesting can be accelerated for EBITDA-linked options based on the “adjusted EBITDA,” as defined, reported for the immediately preceding 12-month period as follows: (1) one-third if the Company reports adjusted EBITDA for the previous 12 months in excess of $17.2 million; (2) two-thirds if the Company reports adjusted EBITDA for the previous 12 months in excess of $25.7 million; and (3) 100% if the Company reports adjusted EBITDA for the previous 12 months in excess of $30.0 million.

In accordance with Securities and Exchange Commission guidelines, EBITDA figures presented in this document represent a non-GAAP measure of liquidity. EBITDA reflects net income adjusted for non-cash items, interest and income taxes. Management uses a separate “adjusted EBITDA” calculation for purposes of determining certain employees’ incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of the Reorganization Plan. Adjusted EBITDA, excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. The differences between EBITDA and ZiLOG’s adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in adjusted EBITDA computations:

•	Employee retention bonuses, severance pay and termination benefits;

•	Professional fees for debt restructuring;

•	Lease termination costs;

•	Termination and exit charges; and

•	MOD III closure costs.

At December 31, 2003, one-third of the EBITDA-linked options had vested, which represent options to purchase 202,112 shares of common stock out of a total of 606,338 EBITDA-linked options granted, net of cancellations. In no event will any EBITDA-linked options vest later than May 15, 2008, even if these adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times, and subject to such other terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When an optionee exercises an option before the option is vested, then the optionee will receive shares of restricted stock equal to the number of shares exercised. If the optionee terminates employment or service before the restrictions on the restricted stock have lapsed, then the Company has the right to repurchase these shares as described below.

Restricted Stock

The Company may grant up to 1,220,930 restricted shares of common stock under the Omnibus Plan. The restricted shares generally vest as to 25% of the shares on the date of grant and as to an additional 25% on each of the first, second and third anniversaries of such grant date. In addition, the Company has a right to repurchase these shares until the earliest to occur of (1) the consummation of an initial public offering, as defined in the restricted stock purchase agreement, (2) a change in control, and (3) May 15, 2005, under the following conditions:

•	vested restricted shares, for the greater of their fair market value and the outstanding loan amount due to the Company with respect to the tax attributable to such shares, and

•	unvested shares, on termination of employment without cause, for the greater of $0.02 per share and the outstanding loan amount due to the Company with respect to the tax attributable to such shares.

Additionally, upon termination of employment without cause, any outstanding loan amount that relates to the tax on such unvested shares is automatically forgiven.

The Omnibus Plan authorizes the Compensation Committee to make loans available to participants with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. While the committee may award restricted stock in the future, the Company no longer will offer loans to employees. At December 31, 2003 and 2002 employee loans outstanding aggregated $1.4 million and $2.0 million.

As of December 31, 2003, there were 365,128 shares of common stock subject to repurchase at fair value and 234,604 shares subject to repurchase at $0.02 per share upon termination of employment. The number of shares of common stock indicated as outstanding also excludes 176,464 shares of common stock to be granted to James M. Thorburn, the Company’s Chairman and Chief Executive Officer, pursuant to his employment agreement, of which 88,232 shares are to be granted on each of May 13, 2004 and May 13, 2005.

On October 18, 2002, the Board of Directors amended the Omnibus Plan to provide, among other things, that no further restricted shares be issued under the Omnibus Plan (other than those already reserved for particular plan participants) and that the shares which had formerly been allocated for restricted shares be allocated to future grants of stock options.

In January 2002, the Company entered into an employment agreement with James M. Thorburn, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company was required to make awards of 88,232 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. The restricted stock award of May 13, 2003 was cancelled and replaced with options to purchase 114,709 shares of common stock at an exercise price of $2.00. The Company still has an obligation to award Mr. Thorburn restricted stock on May 13, 2004 and May 13, 2005. The Company committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as the Company has done with other employees that previously received awards of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this development, the Company converted Mr. Thorburn’s May 13, 2003 restricted stock grant to stock options.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Stock Plans

In August 1998, the ZiLOG, Inc. Long-Term Stock Incentive Plan (the “Plan”) and the ZiLOG, Inc. 1998 Executive Officer Stock Incentive Plan (the “Executive Plan”), jointly referred to as the “1998 Plans,” were adopted by the Board of Directors. Under the 1998 Plans, the Company may grant eligible employees, directors and consultants restricted shares, stock units and nonstatutory and incentive stock options. Options under the 1998 Plans generally have a life of 10 years and vest at a rate of 25% on each of the first four anniversaries following the option grant date. The terms and conditions of each option or stock award under the 1998 Plans are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company. At April 30, 2002 and at December 31, 2001, 4,650,000 and 6,750,000 shares have been reserved for issuance. Approximately 2,637,000 and 4,235,000 options have been granted, net of cancellations, under the Plan and the Executive Plan, respectively at April 30, 2002. Approximately 2,669,000 and 4,400,000 options have been granted, net of cancellations, under the Plan and the Executive Plan, respectively, at December 31, 2001. Under the Reorganization Plan, all option grants under the Plan and the Executive Plan were cancelled and so were the plans. (see Note 2).

2000 Stock Plan

In February 2001, the ZiLOG, Inc. 2000 Stock Incentive Plan (“2000 Plan”) was adopted by the Board of Directors. Under the 2000 Plan, the Company may grant eligible employees, directors and consultants restricted shares, stock units and nonstatutory and incentive stock options. Options under the 2000 Plan have a maximum life of 10 years and vest at a rate of 25% on the first anniversary of the date of the grant and ratably each month for the following three (3) years. The terms and conditions of each option stock award under the 2000 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company. A total of 3.0 million shares were reserved for issuance under the 2000 Plan. No grants were awarded under the 2000 Plan as of April 30, 2002 and as of December 31, 2001. Under the Reorganization Plan, the 2000 stock plan was cancelled. (see Note 2).

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s activity for all stock plans for the year ended December 31, 2003, the eight-month period ended December 31 2002, the four-month period ended April 30, 2002, and for the year ended December 31, 2001 are as follows:

	Shares Available for Grant	Options Outstanding	Weighted-Average Exercise Price
The 1998 and 2000 Plans (Predecessor)
Balance as of December 31, 2000	4,060,010	9,005,547	$3.83
Options granted	(247,815)	247,815	6.00
Options exercised	—	(60,613)	1.72
Options cancelled	2,694,019	(2,694,019)	4.08

Balance as of December 31, 2001	6,506,214	6,498,730	3.83
Options cancelled (See Note 2)	(6,506,214)	(6,498,730)	3.83

Balance as of April 30, 2002	—	—	$—

2002 Omnibus Stock Incentive Plan (Successor)
Options and shares reserved	2,279,070	—	$—
Restricted shares granted	(931,233)	—	0.02
Shares reserved for future grants to CEO as restricted stock	(264,697)	—	0.02
Options granted	(1,049,333)	1,049,333	5.48
Restricted shares repurchased	78,250	—	2.66
Options cancelled	113,508	(113,508)	5.52

Balance as of December 31, 2002	225,565	935,825	$5.42
Options granted	(437,959)	437,959	5.60
Options exercised	—	(30,687)	5.52
Options cancelled	116,607	(116,607)	5.58
Restricted shares cancelled	88,232	—	0.02
Restricted shares repurchased	253,250	—	5.58

Balance as of December 31, 2003	245,695	1,226,490	$5.48

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.00-$2.00	114,709	9.36	$2.00	114,709	$2.00
3.32- 3.32	1,750	9.29	3.32	—	0.00
4.06- 4.06	57,989	8.80	4.06	23,852	4.06
5.52- 5.52	733,542	8.37	5.52	263,364	5.52
6.40- 6.40	217,000	9.04	6.40	63,292	6.40
7.90- 7.90	99,000	9.56	7.90	—	0.00
8.44- 8.44	2,500	9.79	8.44	—	0.00

$2.00-$8.44	1,226,490	8.70	$5.48	465,217	$4.70

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options that were exercisable as of December 31, 2003, 2002 and 2001 were 465,217, 286,314 and 4,268,584, respectively.

The weighted average grant date fair value of options granted in year ended December 31, 2003, the eight months ended December 31, 2002 and the year ended December 31, 2001 were $4.26, $3.96 and $0.95 per share, respectively. No options were granted in the four months ended April 30, 2002. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model applying the following weighted average assumptions:

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Year Ended Dec. 31,
			2001
Annual average risk free interest rate	3.0%	3.0%	3.5%
Estimated life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Stock price volatility	66.5%	89.9%	N/A

NOTE 12. PREFERRED STOCK DIVIDENDS

As described in Note 11, before ZiLOG’s Series A Cumulative Preferred Stock (“Series A Stock”) was cancelled pursuant to the Reorganization Plan, these shares accumulated dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of April 30, 2002, the Company had not paid any dividends on the Series A Stock and the corresponding accrued dividends of approximately $18.5 million were included, in liabilities subject to compromise. During the four-month period ended April 30, 2002, $1.9 million of dividends on Series A Stock were accrued and charged to accumulated deficit. As of the effective date of the Reorganization Plan, all accumulated dividends were extinguished in accordance with the plan.

NOTE 13. MINORITY INTEREST

As of December 31, 2003 and 2002, minority interests of approximately $30.0 million are recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale. The Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition subsequent to its closure and prior to transfer of title.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the successor company for the periods indicated (in millions, except per share data):

	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002
Net loss	$(5.9)	$(26.0)

Weighted-average shares outstanding	14.7	14.8
Less: Weighted-average shares subject to repurchase	0.4	0.5

Weighted-average shares used in computing basic and diluted net loss per share	14.3	14.3

Basic and diluted net loss per share	$(0.41)	$(1.82)

At December 31, 2003 and 2002, options to purchase 1.2 million and 0.9 million shares of common stock are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

NOTE 15. INCOME TAXES

The components of income (loss) before tax for the year ended December 31, 2003, the eight months ended December 31, 2002, four months ended as April 30, 2002 and year ended December 31, 2001 are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001

United States	$(8.0)	$(24.1)	$276.1	$(125.7)
Foreign	0.6	(0.3)	(0.1)	(1.8)

	$(7.4)	$(24.4)	$276.0	$(127.5)

The provision (benefit) for income taxes is as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001

Federal, Current	$1.0	$4.8	$—	$—
Deferred	(2.6)	(4.0)	—	—

	(1.6)	0.8	—	—
State, Current	0.2	1.0	0.1	0.2
Deferred	(0.5)	(0.7)	—	—

	(0.3)	0.3	0.1	0.2
Foreign, Current	0.4	0.5	—	0.3

	0.4	0.5	—	0.3

Provision (benefit) for income taxes	$(1.5)	$1.6	$0.1	$0.5

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The source (benefit) and tax effects of the differences are as follows (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001

Computed expected expense (benefit)	$(2.5)	$(8.3)	$93.8	$(42.1)
State taxes, net of federal benefits	0.2	0.2	0.1	0.1
Foreign taxes	0.2	0.5	—	0.3
MOD III impairment	—	—	—	10.7
Calibre goodwill impairment	—	—	—	0.7
Foreign losses not benefited	(0.1)	0.2	—	0.7
Losses for which no current year benefit is recognized	—	—	3.5	30.0
Non-taxable income, discharge of debt	—	—	(69.9)	—
Fresh-start accounting income	—	—	(28.5)	—
In-process R&D and other intangible assets	—	6.4	—	—
Stock-based compensation	0.5	1.0	—	—
Non-deductible items	0.3	1.3	1.1	—
Other	(0.1)	0.3	—	0.1

	$(1.5)	$1.6	$0.1	$0.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in millions):

	Successor Company		Predecessor Company
	Dec. 31,		Dec. 31, 2001
	2003	2002
Deferred tax liabilities:
Property, plant and equipment	$(5.3)	$(8.4)	$(10.0)
Intangible assets	(4.6)	(7.3)	—
Other assets	—	(6.7)	—

Total deferred tax liabilities	(9.9)	(22.4)	(10.0)
Deferred tax assets:
Net operating losses carryforward	—	—	77.3
Accruals and allowances not currently deductible	7.8	17.6	4.2
Inventory valuation adjustments	2.0	3.8	7.2
Tax credit carryforward	—	—	9.1
Prepaid expenses and other	0.1	0.2	0.3

Total deferred tax assets	9.9	21.6	98.1
Valuation allowance	(9.9)	(21.6)	(88.1)

Deferred income taxes	$(9.9)	$(22.4)	$—

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance, in an amount equal to the gross deferred tax assets as of December 31, 2003 has been established to reflect this uncertainty. The valuation allowance decreased by approximately $11.7 million and $66.5 million for the fiscal years ended December 31, 2003 and 2002, respectively.

The Company had no remaining federal or California net operating loss carryforwards or credits at December 31, 2003. In connection with its reorganization in 2002, the Company recorded income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These contingencies were primarily attributable to the Company’s reorganization of MOD III. During 2003, the Company reassessed its deferred income tax liabilities and income tax contingencies and has reduced the associated liabilities as an adjustment to goodwill. As of December 31, 2003, the remaining tax contingencies were $5.8 million and are reflected in the accompanying balance sheet as other long-term liabilities.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Some of our leases for facilities and equipment are under non-cancelable operating leases, which expire in 2004 through 2009. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable operating leases at December 31, 2003 are as follows (in millions):

2004	$1.9
2005	1.7
2006	1.7
2007	0.7
2008	0.7
Thereafter	0.2

Total minimum lease payments	$6.9

The Company is also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $2.7 million, $1.7 million, $1.2 million and $6.9 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002, the four-month period ended April 30, 2002, and for the year ended December 31, 2001.

From time to time the Company has agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. Currently, the Company has an indemnification agreement with a customer that limits ZiLOG’s net contingent obligation to pay for the customer’s defense costs, if any, up to a maximum of $500,000.

Contingencies

On July 29, 1996, the Company filed an action in the Superior Court of the State of California in and for Santa Clara against Pacific Indemnity Company, Federal Insurance Company and Chubb & Son Inc. In that action, the Company sought a declaration that its former insurers, Pacific and Federal, had an unconditional duty to defend and indemnify it in connection with two lawsuits brought in 1994: (1) in Santana v. ZiLOG and, (2) in

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ko v. ZiLOG. The Company’s complaint in the Santa Clara County action also alleged that Chubb, which handled the defense of Santana and Ko on behalf of Pacific and Federal, was negligent. Pacific cross-complained against it, seeking reimbursement of defense costs for both underlying lawsuits and a payment it contributed to the settlement of Ko. According to its cross-complaint, Pacific sought a total of approximately $6.3 million, plus interest and costs of the suit. On February 26, 2002, the Company agreed to make a payment of $300,000 to fully settle these lawsuits, which payment has been made.

On June 14, 2002, Gemplus S.A. filed a proof of claim under the Company’s Chapter 11 proceedings in the Bankruptcy Court of Northern California for approximately $1.5 million based on an alleged breach by the Company under a Development Agreement dated July 27, 2000. This matter was settled for a de minimis amount in 2003.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business. It intends to defend itself vigorously in these matters. Its management believes that it is unlikely that the outcome of these matters will have a material adverse effect on its financial statements, although there can be no assurance in this regard.

NOTE 17. RELATED PARTY TRANSACTIONS

Over the past three years, the Company has entered into several contracts with affiliates of Texas Pacific Group, which is an affiliate of its former majority stockholder. Since the Reorganization Plan became effective in May 2002, the Company is no longer affiliated with Texas Pacific Group.

In January 1999, the Company entered into an agreement with P.T. Astra Microtronics Technology, now known as Advanced Interconnect Technologies, pursuant to which, AIT provides the Company with semiconductor assembly and test services through January 2003. AIT is owned by Newbridge Asia, an affiliate of Texas Pacific Group. The Company purchased services from AIT totaling approximately $2.4 million during the eight-month period ended December 31, 2002, $1.1 million during the four-month period ended April 30, 2002, and approximately $6.3 million for the year ended December 31, 2001. ZiLOG had payments due to AIT of approximately $0.3 million at December 31, 2002. Payment terms with AIT are net 30 days.

The Company sells products and engineering services to GlobeSpan, of which Texas Pacific Group is a significant stockholder. Net sales to GlobeSpan totaled approximately $6.9 million during the eight-month period ended December 31, 2002, approximately $0.8 million during the four-month period ended April 30, 2002, and approximately $6.0 million for the year ended December 31, 2001. Receivables from GlobeSpan were approximately $42,000 at December 31, 2002. Payment terms between GlobeSpan and the Company are net 30 days.

During 2001, the Company’s present Chief Executive Officer, Jim Thorburn, was functioning as the Company’s Acting Chief Executive Officer pursuant to a consulting agreement with Texas Pacific Group. Under the agreement, Mr. Thorburn was paid $3,000 per day, plus out-of-pocket expenses. In 2001, ZiLOG paid Mr. Thorburn consulting fees of $574,000 pursuant to this agreement.

In connection with the Reorganization Plan, the Company entered into three agreements with TPG Partners II, L.P., a Texas Pacific Group affiliate, each of which was dated January 28, 2002. First, ZiLOG entered into a mutual release agreement pursuant to which ZiLOG and MOD III, Inc. released TPG and its affiliates, and TPG and its affiliates released ZiLOG and MOD III, Inc., from any respective claims that one may have against the other which arose prior to the effective date of the Reorganization Plan and which relate to this relationship. Second, ZiLOG entered into a non-solicitation and non-hire agreement with TPG Partners II with respect to

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

James M. Thorburn, the Company’s Chairman and Chief Executive Officer. Third, ZiLOG entered into a tax agreement in which TPG Partners II made acknowledgments and covenants that preclude it from taking actions that could result in their recognizing certain tax losses until 2002, such as selling their stock.

ZiLOG has entered into employment agreements with each of its named executive officers. In June 2002, loans were made to executive officers to pay the income taxes due on the restricted shares of common stock that were granted to them pursuant to the employment agreements. ZiLOG also made loans to officers other than its named executive officers for an amount equal to the income taxes due on the restricted shares of common stock that were granted to them. Pursuant to full-recourse promissory notes, ZiLOG loaned the following amounts to the following persons who were then officers, employees and consultants: $61,689 to Edward Bradley; $68,544 to Roy Douglass; $68,544 to Norman Sheridan; $78,059 to Tom Vanderheyden; $16,727 to David Fritz; $20,563 to Thomas Hamilton; $13,709 to John Kros; $13,709 to John Rodman; $59,833 to Richard White; and $55,000 to David Bauman, a contractor. Each of these loan recipients pledged their shares of restricted stock as collateral for these loans pursuant to stock pledge agreements. All such loans come due five years from the date of issuance and they bear interest at 5.5% per annum. Interest is payable annually on February 28 for the preceding period ending December 31 of each year during the term of the loans.

On May 17, 2002, the Company sold 45,290 shares of common stock to Federico Faggin, a member of ZiLOG’s board of directors, for $5.52 per share, or an aggregate $250,000. On the date of this sale, the Over-the-Counter Bulletin Board quoted the closing sale at $12.50 per share. The Company does not believe that this quoted price reflected the common stock’s fair market value because ZiLOG’s common stock, at that time, was thinly traded and ZiLOG had just emerged from bankruptcy.

On May 30, 2003, the Company repurchased 50,000 shares of common stock from its President and Director, Michael D. Burger, for a purchase price of $6.50 per share, which was the closing price on the Over-the-Counter Bulletin Board on the date of repurchase net of the repayment of certain loans to Mr. Burger that were secured against the restricted stock. The amount of debt repaid was $161,245 with interest accruing at a rate of 5.5% per year.

NOTE 18. GEOGRAPHIC AND SEGMENT INFORMATION

Beginning in May 2002, ZiLOG consolidated its business segments into one reportable segment to reflect the change in the manner in which its chief operating decision maker allocates resources and assesses the performance of the Company’s business. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments. The Company’s operations outside the United States consists of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Prior to the consummation of the Company’s reorganization, there were two reportable business segments called communications and embedded control. The prior reporting structure was based on a previous operating and reporting organization that was focused largely on development of new products targeted on the communications and networking sectors. ZiLOG is now organized and focused on its core business, which is

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on 8-bit micrologic product solutions. The Company operates in one reporting segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. ZiLOG has two broad business lines called micrologic devices and other devices and foundry services within the Company’s one reportable segment.

The Company’s two broad business lines are based on product technologies and can be summarized as follows:

Products	Sample Uses
Micrologic Devices include:
Core 8-bit Microcontrollers and Microprocessors	Security systems, battery chargers, Universal Infrared remote controls, industrial controllers, POS terminal, motor control, communications products, treadmills
Other Devices include:
Serial Communications Controllers	Telephone switches/PBX
Modems	Satellite TV set-top box, POS card validation
IrDA transceivers	PDAs, cell phones
Television, PC peripheral and other products	TV, keyboard, pointing device
Foundry Services:	Broadband access products

Prior reporting periods have been restated to reflect the Company’s decision to operate in one reportable segment as of May 1, 2002 in the following table, which summarizes ZiLOG’s net sales by region, by channel, and by business line (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001

Net sales by region:
Americas	$59.7	$55.9	$25.2	$87.0
Asia	30.9	26.8	13.8	64.6
Europe	13.0	10.9	7.0	20.7

Total	$103.6	$93.6	$46.0	$172.3

Net sales by channel:
OEM	$55.1	$52.7	$25.8	$105.4
Distribution	48.5	40.9	20.2	66.9

Total	$103.6	$93.6	$46.0	$172.3

Net sales by business line:
Micrologic Devices	$68.0	$61.2	$29.1	$98.2
Other Devices	24.5	25.4	16.0	66.2

Subtotal, excluding foundry services	92.5	86.6	45.1	164.4
Foundry services	11.1	7.0	0.9	7.9

Total	$103.6	$93.6	$46.0	$172.3

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales are attributable to the ship-to location of ZiLOG’s customers as presented in the following table (in millions):

	Successor Company		Predecessor Company
	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002	Year Ended Dec. 31, 2001

United States	$34.8	$43.8	$17.6	$59.6
Hong Kong (including PRC)	14.4	7.5	3.3	17.1
Singapore	12.3	5.8	2.6	11.3
Taiwan	11.4	6.1	1.9	5.7
Germany	5.6	3.1	2.6	7.6
United Kingdom	4.6	3.8	1.3	4.3
Other foreign countries	20.5	23.5	16.7	66.7

Total	$103.6	$93.6	$46.0	$172.3

The following table shows the location of long-lived assets (in millions):

	Successor Company
	December 31,
	2003	2002
United States (including corporate assets)	$84.5	$113.7
Philippines	0.6	0.6
Other	0.4	0.3

Total	$85.5	$114.6

Major Customers

For the year ended December 31, 2003, two customers, Future Electronics, Inc. and Globespan Virata, Inc. accounted for 17.6% and 10.6% for net sales, respectively. For the eight-month period ended December 31, 2002, the four-month period ended April 30, 2002 and for the year ended December 31, 2001, Pioneer-Standard Electronics, a distributor, accounted for approximately 14.0%, 10.5% and 12.6% of net sales, respectively. The relationship with Pioneer-Standard Electronics was terminated in the fourth quarter of 2002. For the year ended December 31, 2001, another OEM customer accounted for approximately 10.3% of net sales.

NOTE 19. SUBSEQUENT EVENTS

(a)  Stockholders Meeting

On February 12, 2004, at a special meeting, the Company’s stockholders’ approved the following:

•	Authorized capital stock increased to 60,000,000 shares

•	Granted authority to the Board of Directors to affect a reverse stock split of either a three for two, two for one, five for two or three for one

•	Authorized an increase in the maximum authorized size of the Board of Directors to nine members

•	Authorized eliminating certain restrictions relating to membership of our Board of Directors and our Nominating Committee.

Each of the foregoing was accomplished via amendment of our Certificate of Incorporation.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)  Stock Split

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All Successor Company common shares and per share figures have been retroactively restated to reflect this one-for-two reverse stock split. In addition, the Company reclassified $200,000 and $200,000 from “Common stock” to “Additional paid-in capital” in the Company’s balance sheet at December 31, 2003 and 2002, respectively.

(c)  2004 Omnibus Stock Incentive Plan

On December 17, 2003, the Company’s Compensation Committee approved the 2004 Omnibus Stock Incentive Plan. The Company’s stockholders approved the 2004 Omnibus Plan at a special meeting held on February 12, 2004. The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Omnibus Plan.

(d)  2004 Employee Stock Purchase Plan

On December 17, 2003, the Company’s Compensation Committee approved the 2004 Employee Stock Plan. The Company’s stockholders approved the adoption of the 2004 ESPP at a special meeting held on February 12, 2004. A total of 1,250,000 shares of the Company’s common stock has been reserved for purchase by eligible employees under the 2004 ESPP, subject to certain adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

N/A

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2003, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations.

Changes in Internal Controls

During our fourth fiscal quarter, there were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MANAGEMENT

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from ZiLOG’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003

The following sets forth certain information with respect to the other executive officers of ZiLOG:

James M. Thorburn was appointed Chief Executive Officer, Chairman of the Board, and a director in January 2002. Between March 2001 and January 2002, Mr. Thorburn was appointed as our acting Chief Executive Officer and President in connection with a consulting agreement between Mr. Thorburn and Texas Pacific Group, an affiliate of our former principal stockholder. From July 1999 to March 2001, Mr. Thorburn was Senior Vice President and Chief Operating Officer of ON Semiconductor. From May 1998 until August 1999, Mr. Thorburn served as our Senior Vice President and Chief Financial Officer. Prior to May 1998, Mr. Thorburn was the Vice President of Operations Finance at National Semiconductor. During his 17-year career at National Semiconductor, Mr. Thorburn held various executive positions. Mr. Thorburn holds a Bachelor of Science degree in Economics from the University of Glasgow, Scotland and is a qualified accountant with the Institute of Chartered Management Accountants. Mr. Thorburn is a Group III director, subject to re-election in 2005.

Bruce Diamond was appointed Executive Vice President and Chief Operating Officer in November 2002. From January 2001 to October 2002, Mr. Diamond served as President and Chief Operating Officer for Sipex, Inc., an analog semiconductor company. From October 1997 to December 2000, Mr. Diamond served as Sr. Vice President Operations for ANADIGICS, Inc., an RF-based semiconductor IC company. From June 1982 to October 1997, Mr. Diamond held various senior positions within National Semiconductor including engineering and operations positions. Mr. Diamond holds a Bachelor of Science degree in electrical engineering from the University of Illinois at Champaign-Urbana.

Perry J. Grace was appointed as our Vice President and Chief Financial Officer in July 2001. From June 1999 to January 2001, Mr. Grace served as Controller and then Vice President of Finance and Chief Financial Officer for Ramp Networks, an Internet security appliance provider acquired by Nokia in January 2001, for whom he assisted in the post-merger integration through May 2001. Prior to Ramp Networks, Mr. Grace was employed by National Semiconductor from 1987 to 1999, where he held several finance and controller positions, and by PriceWaterhouse from 1980 to 1987 in Melbourne, Australia, London, England, and San Jose, California, where he served as an audit manager. Mr. Grace holds a Bachelor of Science degree in Accounting, Business Law and Computer Science from Deakin University in Geelong, Australia, and was admitted to the Institute of Chartered Accountants in Australia in 1983.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. You may request a copy of this code of ethics free of charge by sending a written request to ZiLOG, Inc. c/o Investor Relations at 532 Race Street, San Jose, California 95126.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to ZiLOG’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to ZiLOG’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to ZiLOG’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to ZiLOG’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Supplementary Data:

Page
Report of KPMG LLP, Independent Auditors	66

Consolidated Balance Sheets as of December 31, 2003, 2002, May 1, 2002 and April 30, 2002	67

Consolidated Statements of Operations for the Year Ended December 31, 2003, the Eight Months Ended December 31, 2002, Four Months ended April 30, 2002, and for the Years Ended December 31, 2001 and 2000	68

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003, the Eight Months Ended December 31, 2002, Four Months ended April 30, 2002, and for the Years Ended December 31, 2001 and 2000	69

Consolidated Statements of Stockholders’ Equity (Deficiency) as of December 31, 2003, 2002, May 1, 2002, April 30, 2002 and for the Year Ended December 31, 2001	70

Notes to Consolidated Financial Statements	71

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	111

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

(d)	Financial Statements Schedules

See Item 15 (a)(2) above.

SCHEDULE II

ZiLOG, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Successor Company
Year ended December 31, 2003:
Allowance for doubtful accounts	$0.5	$(0.2)	$—		$0.3
Sales returns and allowances	1.6	4.8	(5.2)		1.2

	$2.1	$4.6	$(5.2)		$1.5

Eight months ended December 31, 2002:
Allowance for doubtful accounts	$0.7	$(0.2)	$—		$0.5
Sales returns and allowances	1.5	6.2	(6.1)		1.6

	$2.2	$6.0	$(6.1)		$2.1

Predecessor Company
Four months ended April 30, 2002:
Allowance for doubtful accounts	$0.7	$—	$—		$0.7
Sales returns and allowances	3.0	2.4	(3.9)		1.5

	$3.7	$2.4	$(3.9)		$2.2

Year ended December 31, 2001:
Allowance for doubtful accounts	$0.9	$0.1	$(0.3	)(1)	$0.7
Sales returns and allowances	2.9	10.7	(10.6)		3.0

	$3.8	$10.8	$(10.9)		$3.7

(1)	Uncollectible accounts written off, net of recoveries.

All other schedules are omitted because the information required to be set forth therein is not applicable or is contained in the financial statements or notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZiLOG, INC.

By:	/s/ JAMES M. THORBURN	Date:	March 30, 2004
Name:	James M. Thorburn
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES M. THORBURN James M. Thorburn	Chairman, Chief Executive Officer and Director	March 30, 2004

/s/ PERRY J. GRACE Perry J. Grace	Vice President, Chief Financial Officer	March 30, 2004

* Michael D. Burger	President and Director	March 30, 2004

* Joseph Colonnetta	Director	March 30, 2004

* Federico Faggin	Director	March 30, 2004

* Richard L. Sanquini	Director	March 30, 2004

*By:	/s/ PERRY J. GRACE

Perry J. Grace (attorney-in-fact)

EXHIBIT INDEX

Exhibit Number		Description

2.1	(a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1		Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2		Amended and Restated Bylaws of ZiLOG, Inc.

4.1	(l)	Form of common stock certificate.

4.3	(c)	Form of Restricted Stock Purchase Agreement.

4.4	(c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.5	(i)	Warrant to Purchase shares of Common Stock in ZiLOG, Inc., dated January 20, 2003, between Future Electronics, Inc. and ZiLOG, Inc.

10.1	(d)	Contract of Lease, dated October 16, 2003, by and between ZiLOG Electronics Philippines, Inc. and Fruehauf Electronics Phils. Corporation.

10.2	(e)	Distributor Agreement, dated February 2, 2000 by and between Pioneer-Standard Electronics, Inc. and ZiLOG, Inc.

10.3	(j)	Lease, dated as of December 21, 2001, between ZiLOG, Inc. and the Sobrato Group.

10.4	(f)	Employment Agreement, dated as of January 7, 2002, between ZiLOG, Inc. and James M. Thorburn.

10.5	(f)	Non-Solicitation and Non-Hire Agreement, dated as of January 28, 2002, between ZiLOG, Inc. and TPG Partners II, L.P.

10.6	(f)	Mutual Release Agreement, dated as of January 28, 2002, between ZiLOG, Inc., ZiLOG-MOD III, Inc. and TPG Partners II, L.P.

10.7	(f)	Tax Agreement, dated January 28, 2002, between ZiLOG, Inc. and TPG Partners II, L.P.

10.9	(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Perry Grace.

10.11	(c)	Financing Agreement, dated May 13, 2002, between CIT Financing and ZiLOG, Inc.

10.12	(c)	Contribution Agreement, dated May 13, 2002, between ZiLOG, Inc. and ZiLOG-MOD III, Inc.

10.13	(e)	Services Agreement, dated May 13, 2002, between ZiLOG Inc. and ZiLOG-MOD III, Inc.

10.14	(f)	Form of Mutual Release.

10.15	(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Michael D. Burger.

10.17	(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Norman G. Sheridan.

10.18	(c)	Consulting Agreement, dated May 17, 2002, between ZiLOG, Inc. and Federico Faggin.

10.19	(c)	Amendment Number 1 to Employment Agreement, dated May 23, 2002, between ZiLOG, Inc. and James M. Thorburn.

10.20	(h)	Distributor Agreement, dated October 23, 2002, between ZiLOG, Inc. and Future Electronics, Inc.

10.21	(h)	Form of Full-Recourse Promissory Note.

10.22	(h)	Form of Stock Pledge Agreement.

10.23	(h)	Letter Agreement between ZiLOG, Inc. and Gerald Corvino dated October 21, 2002.

10.24	(k)	Bonus Agreement dated February 15, 2002 by and between James Thorburn and ZiLOG, Inc.

10.25	(k)	Bonus Agreement dated February 15, 2002 by and between Michael Burger and ZiLOG, Inc.

Exhibit Number		Description
10.26	(j)	Bonus Agreement dated February 15, 2002 by and between Perry J. Grace and ZiLOG, Inc.

10.28	(d)	Contract of Lease, dated October 16, 2003, by and between Zilog Electronics Philippines, Inc. and Fruehauf Electronics Phils. Corporation.

10.30	(m)	Summary of 2004 ZiLOG Incentive Plan.

10.31	(b)	ZiLOG, Inc. 2002 Omnibus Stock Incentive Plan.

10.32	(m)	ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan.

10.33	(m)	ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

21.1		Subsidiaries of ZiLOG, Inc.

23.1		Consent of KPMG LLP, independent auditors.

24.1	(m)	Power of Attorney for Michael D. Burger.

24.2	(n)	Power of Attorney for Joseph Colonnetta.

24.3	(o)	Power of Attorney for Federico Faggin.

24.4	(p)	Power of Attorney for Richard L. Sanquini.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2004.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2004.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated March 26, 2004.

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.
(c)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 16, 2002.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 12, 2003.
(e)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000.
(f)	Incorporated by reference to the item of the same name filed as an exhibit to the Company’s current report filed on Form 8-K with the Commission on January 30, 2002.
(g)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-98529) filed with the Commission on April 15, 2003.
(h)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-98529) filed with the Commission on June 9, 2003.
(i)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-98529) filed with the Commission on June 25, 2003.
(j)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.
(k)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-98529) filed with the Commission on November 5, 2002.
(l)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-111471) filed with the Commission on February 24, 2004.

(m)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Form 3 filed by Michael D. Burger on July 7, 2003.
(n)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Form 3 filed by Joseph Colonnetta on July 7, 2003.
(o)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Form 3 filed by Federico Faggin on July 7, 2003.
(p)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Form 3 filed by Richard L. Sanquini on July 7, 2003.