Form 10-Q
period 2004-03-28
ZILOG INC
filed 2004-05-12
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

As of April 30, 2004, there were 16,795,917 shares of the Company's Common Stock, $.01 par value outstanding.

Some of the statements under sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our wafer-fabrication facility from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our cessation of production activity at our Nampa facility, and transfer of such activity to our foundry partner, at expected costs; ongoing costs to maintain MOD III assets in a saleable state and anticipated personnel costs in connection with our closure of our MOD II wafer fabrication facility. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "potential," "continue," or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors."

Although we believe that the expectations in the forward-looking statements contained in this Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, and performance achievements. These forward-looking statements are based on our current expectations, and we disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ unless otherwise required by law. You should not place undue reliance on these forward-looking statements.

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore! and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31 2004 and three months ended March 31, 2003	**

Unaudited Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	**

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004, and three months ended March 31, 2003	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities, Use of Proceds and Issuer Proceeds of Equity Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                              Three Months Ended
                                                         ---------------------------
                                                           March 31,     March 31,
                                                             2004          2003
                                                         ------------- -------------
Net sales...............................................        $26.0         $25.2
Cost of sales...........................................         12.6          14.9
                                                         ------------- -------------
Gross margin............................................         13.4          10.3

Operating expenses:
  Research and development..............................          5.1           3.9
  Selling, general and administrative...................          6.8           6.2
  Special charges and reorganization items..............          0.5           1.3
  Amortization of intangible assets.....................          1.1           1.7
                                                         ------------- -------------
     Total operating expenses...........................         13.5          13.1
                                                         ------------- -------------
Operating loss..........................................         (0.1)         (2.8)
                                                         ------------- -------------
Other income (expense):
  Interest income.......................................          0.1           0.1
  Interest expense......................................         (0.1)         (0.1)
  Other, net............................................         (0.1)         --
                                                         ------------- -------------
Loss before provision (benefit)for income taxes.........         (0.2)         (2.8)
Provision (benefit) for income taxes....................         (0.2)          0.1
                                                         ------------- -------------
Net income (loss) attributable to common stockholders...       $ --           ($2.9)
                                                         ============= =============
Basic net income (loss) per share.......................       $ --          ($0.20)
                                                         ============= =============
Diluted net income (loss) per share.....................       $ --          ($0.20)
                                                         ============= =============
Weighted-average shares used in computing basic
   net income (loss) per share..........................         14.7          14.3
                                                         ============= =============
Weighted-average shares used in computing diluted
   net income (loss) per share..........................         15.3          14.3
                                                         ============= =============

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                      Mar. 31,    Dec. 31,
                                                        2004        2003
                                                     ----------- -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.........................      $40.0       $22.0
  Accounts receivable, less allowance for doubtful
    accounts of $0.3 at March 31, 2004, $0.3 at
    December 31, 2003...............................       16.4        13.0
  Inventories.......................................       11.7         9.6
  Prepaid expenses and other current assets.........        3.1         3.8
                                                     ----------- -----------
          Total current assets......................       71.2        48.4
                                                     ----------- -----------

MOD III assets held for sale........................      --           30.0
Net property, plant and equipment...................       17.7        18.1
Goodwill............................................       16.9        16.9
Intangible assets, net..............................       10.4        11.5
Other assets........................................        8.4         9.0
                                                     ----------- -----------
                                                         $124.6      $133.9
                                                     =========== ===========
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'EQUITY
Current liabilities:
  Short-term debt...................................       $4.4        $5.0
  Accounts payable..................................       10.2         8.6
  Accrued compensation and employee benefits........        3.7         3.7
  Other accrued liabilities.........................        2.2         2.7
  Deferred income on shipments to distributors......        6.4         7.4
                                                     ----------- -----------
          Total current liabilities.................       26.9        27.4
                                                     ----------- -----------

Deferred income taxes...............................        9.2         9.9
Other non-current tax liabilities...................        5.9         5.9
                                                     ----------- -----------
          Total liabilities.........................       42.0        43.2
                                                     ----------- -----------

Minority interest in MOD III assets.................      --           30.0

Stockholders' equity:
  Common Stock......................................        0.2         0.1
  Deferred stock compensation.......................       (1.7)       (2.0)
  Additional paid-in capital........................      118.1        96.4
  Treasury stock....................................       (2.1)       (1.9)
  Accumulated deficit...............................      (31.9)      (31.9)
                                                     ----------- -----------
          Total stockholders' equity................       82.6        60.7
                                                     ----------- -----------
Total liabilities and stockholders' equity..........     $124.6      $133.9
                                                     =========== ===========

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                    Three Months Ended
                                                               -------------------------
                                                                March 31,    March 31,
                                                                   2004         2003
                                                               ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................       $ --         ($2.9)
Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Amortization of fresh-start intangible assets............         1.1          1.7
     Deferred income taxes....................................        (0.7)        (1.3)
     Depreciation and other amortization......................         1.2          1.5
     Impairment of long lived assets..........................        --            0.2
     Stock-based compensation.................................         0.4          0.4
Changes in assets and liabilities:
     Accounts receivable......................................        (3.4)        (1.5)
     Inventories..............................................        (2.2)         0.8
     Prepaid expenses and other current and
       noncurrent assets......................................         1.3          0.4
     Accounts payable.........................................         1.6          1.3
     Income taxes payable.....................................        --            0.9
     Accrued compensation and employee benefits...............        --           (3.9)
     Other accrued  liabilities, deferred income on shipments
       to distributors and accrued special charges............        (1.5)        (1.4)
                                                               ------------ ------------
        Net cash used by operating activities.................        (2.2)        (3.8)
                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................        (0.7)        (0.7)
                                                               ------------ ------------
        Cash used by investing activities.....................        (0.7)        (0.7)
                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from public offering, net of offering expenses....        21.6         --
   Repayments of short-term debt..............................        (0.6)        (1.9)
   Payments for stock redemptions.............................        (0.1)        --
                                                               ------------ ------------
        Cash provided (used) by financing activities..........        20.9         (1.9)
                                                               ------------ ------------
Increase (decrease) in cash and cash equivalents..............        18.0         (6.4)
Cash and cash equivalents at beginning of period..............        22.0         29.4
                                                               ------------ ------------
Cash and cash equivalents at end of period....................       $40.0        $23.0
                                                               ============ ============
Supplemental disclosure of cash flow information:
   Interest paid during the period............................        $0.1         $0.1
   Income taxes paid during the period........................        $0.2         $0.1

See accompanying notes to condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2003, filed on March 30, 2004.

ZiLOG's interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG's interim periods ends on Sunday except for the last fiscal period of each year which ends on December 31. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures have been retroactively restated to reflect this one-for-two reverse stock split.

The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to OEM customers is recognized upon transfer of legal title, which occurs at time of shipment or upon delivery to the customer, depending upon the FOB terms. Revenue on these sales is reported net of appropriate allowances for returns which are recorded at the time of revenue recognition and represent the Company's only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the condensed consolidated balance sheet on a net basis as "Deferred income on shipments to distributors."

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's "fresh-start" reporting, as prescribed by SOP 90-7, upon its emergence from bankruptcy, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

                                                   Current        Brand
                                                 Technology       Name         Total
                                                ------------- ------------- -----------
Gross carrying amount..........................        $17.0          $9.2       $26.2
Accumulated amortization.......................         13.1           2.7        15.8
                                                ------------- ------------- -----------
Book value March 31, 2004......................         $3.9          $6.5       $10.4
                                                ============= ============= ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                           Current        Brand         Total
            Year          Technology       Name      Amortization
      ----------------- -------------- ------------ --------------
      April-December 200         $2.1         $1.0           $3.1
            2005                  1.1          1.1            2.2
            2006                  0.4          1.0            1.4
            2007                  0.2          0.8            1.0
            2008                  0.1          0.7            0.8
         Thereafter              --            1.9            1.9
                        -------------- ------------ --------------
            Total                $3.9         $6.5          $10.4
                        ============== ============ ==============

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Research and Development Expenses. ZiLOG's policy is to record all research and development expenditures with no future alternative use as period expenses when incurred. In-process research and development charges relate to partially developed semiconductor product designs that had not reached technological feasibility and have no alternative future use on the date they were acquired or as valued for fresh-start reporting.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of March 31, 2004, there were three individual customers with net accounts receivable each comprising 10% or more of total net accounts receivable. SMK Corp., Future Electronics, Inc. and Thomson Consumer Electronics had net accounts receivable at March 31, 2004 of approximately $3.0, $1.6, and $2.4 million, respectively.

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

                                                     Three Months Ended
                                                ---------------------------
                                                  Mar. 31,      Mar. 31,
                                                    2004          2003
                                                ------------- -------------
Net income (loss) as reported..................       $ --           ($2.9)
Add stock-based employee compensation
    expense included in reported net
    income (loss), net of tax in 2004..........          0.3           0.4
Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax.....................         (1.0)         (3.1)
                                                ------------- -------------
Pro forma net loss.............................        ($0.7)        ($5.6)
                                                ============= =============

The fair value of options granted in 2003 and 2004 under the 2002 Omnibus Stock Incentive Plan were estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                     Three Months Ended
                                                ---------------------------
                                                  Mar. 31,      Mar. 31,
                                                    2004          2003
                                                ------------- -------------
Annual average risk free interest rate.........          3.0%          3.0%
Estimated life in years........................            5             5
Dividend yield.................................          0.0%          0.0%
Volatility.....................................         63.5%         89.9%

Adoption of Accounting Standards. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities ("FIN 46R")," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003.

Effective January 1, 2004, the Company adopted the provisions of FIN 46R.  Under the provisions of FIN 46R, the Company's investment in ZiLOG MOD III, Inc. ("MOD III") was determined to be a variable interest entity and the Company is not the primary beneficiary.  Accordingly, as prescribed by FIN 46R, the Company's adoption of this pronouncement:

  Was recorded as a cumulative effect of a change in accounting principle and not as a restatement to any previous period financial statements;
  Effected elimination of both the $30.0 million of MOD III assets held for sale and the corresponding $30.0 million minority interest in MOD III on the consolidated balance sheet;  and
  Resulted in no impact to results of operations.

The Company expects to continue recording period expenses of approximately $0.3 million per quarter within special charges for the ongoing costs of maintaining the assets of MOD III in a salable state.   Also, under the terms of the MOD III, Inc. Series A preferred stock liquidation preference, all costs incurred by the Company to establish MOD III, Inc. and to maintain its assets in saleable condition are recoverable by the Company from any net proceeds received upon the ultimate sale of MOD III assets.

Recent Accounting Pronouncements. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on our financial position or results of operations.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first- out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

                                              Mar. 31,      Dec. 31,
                                                2004          2003
                                            ------------- -------------
     Raw materials.........................         $0.4          $0.6
     Work-in-process.......................          8.5           6.7
     Finished goods........................          2.8           2.3
                                            ------------- -------------
                                                   $11.7          $9.6
                                            ============= =============

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges are as follows (in millions):

                                                 Three Months Ended
                                            ---------------------------
                                              Mar. 31,      Mar. 31,
                                                2004          2003
                                            ------------- -------------
Asset impairments:
   Nampa, Idaho assets.....................      $ --             $0.2
Restructuring of operations:
   Employee severance and
     termination benefits..................          0.1           0.6
   MOD III closure costs...................          0.3           0.3
Professional fees for debt
   restructuring...........................          0.1           0.2
                                            ------------- -------------
                                                    $0.5          $1.3
                                            ============= =============

The following table summarizes activity in accrued special charges (in millions) which is included in other accrued liabilities in the condensed consolidated balance sheet:

                                                              Severance and   MOD III
                                                               Termination    Closure       Debt
                                                    Total       Benefits       Costs    Restructuring
                                                ------------- ------------- ----------- ------------
    Balance at December 31, 2003...............         $0.1        $ --          $0.1        $ --
    Provisions.................................          0.5           0.1         0.3          0.1
    Cash paid..................................         (0.6)         (0.1)       (0.4)        (0.1)
                                                ------------- ------------- ----------- ------------
    Balance at March 31, 2004..................       $ --          $ --        $ --          $ --
                                                ============= ============= =========== ============

Restructuring of operations during the three-month period ended March 31, 2004, included severance and termination benefits of approximately $0.1 million related to the Company's continued efforts to align infrastructure costs to business-level requirements. Approximately $0.3 million of special charges for the period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Nampa, Idaho. These costs consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.1 million of special charges during the first quarter of 2004 relate to third- party professional legal service fees for activities associated with the Company's May 2002 debt and equity restructuring. The third party professional fees are expected to be minimal on a go-forward basis.

During the first quarter of 2003, computer equipment with a net book value of $0.2 million was retired in connection with the consolidation of our information technology systems. The equipment was redundant and as such was charged to special charges.

Restructuring of operations during the three-month period ended March 31, 2003 included severance and termination benefits of $0.6 million related to a reduction-in-force at the Company's Nampa, Idaho manufacturing plant. Approximately $0.3 million of special charges for the period relate to post- closure maintenance costs of the MOD III and approximately $0.2 million of special charges during the first quarter of 2003 relate to third-party professional service fees for legal and financial advisors associated with the Company's May 2002 debt and equity restructuring.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines called Micrologic Devices and Other Devices. The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

                                                     Three Months Ended
                                                ---------------------------
                                                  March 31,     March 31,
                                                    2004          2003
                                                ------------- -------------
Micrologic Devices:
    Core 8-bit Microcontrollers and             ------------- -------------
    Microprocessors............................        $19.5         $18.4
                                                ------------- -------------
Other Devices:
    Serial Communications Controllers..........         $4.0          $3.4
    Modems.....................................          0.6           0.4
    IrDA transceivers..........................          1.0           0.6
    Television, PC peripherals and other.......          0.7           1.5
                                                ------------- -------------
       Total...................................         $6.3          $5.9
                                                ------------- -------------
Foundry services...............................         $0.2          $0.9
                                                ------------- -------------
Net sales......................................        $26.0         $25.2
                                                ============= =============

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                                     Three Months Ended
                                                ---------------------------
                                                  March 31,     March 31,
                                                    2003          2003
                                                ------------- -------------
Net sales by region:
Americas.......................................        $14.0         $13.8
Asia...........................................          8.0           7.3
Europe.........................................          4.0           4.1
                                                ------------- -------------
   Total.......................................        $26.0         $25.2
                                                ============= =============

Net sales by channel:
OEM............................................        $13.7         $13.1
Distributor....................................         12.3          12.1
                                                ------------- -------------
   Total.......................................        $26.0         $25.2
                                                ============= =============

Major customers: During the three months ended March 31, 2004 two customers, Future Electronics, Inc. and SMK Corporation accounted for approximately 17.4% and 14.2% of net sales, respectively. During the three months ended March 31, 2003, two customers, Future Electronics, Inc. and Thomson Consumer Electronics accounted for approximately 20.1% and 10.4% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At March 31, 2004, the Company had borrowings outstanding of $4.4 million at a LIBOR-based rate of 3.7% and, as a result of certain limitations, only had additional borrowing capacity available of $3.2 million. The Facility is scheduled to mature on May 13, 2005. As of March 31, 2004, the Company had $0.2 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio only if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end. The covenants were not applicable during the quarter ended March 31, 2004.

NOTE 7. CONTINGENCIES

The Company is participating in litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company's financial statements, although there can be no assurance in this regard.

NOTE 8. INCOME TAXES

The Company's income tax benefit for the quarter ended March 31, 2004 reflects an effective tax rate of 125% which is our expected tax rate for the entire year of 2004 based on our current projections, excluding any financial impact associated with the closure or disposition of MOD III. Our 2004 annual tax provision is expected to include, and our 2003 tax provision included, taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes, as well as amortization of deferred tax charges. In addition, we will provide for income tax expense in foreign jurisdictions where our operations are profitable.

NOTE 9. MINORITY INTEREST

Prior to the Company's adoption of FIN 46R on January 1, 2004, minority interest of $30.0 million was recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represented their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets currently held for sale. The Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition. Minority holders in MOD III, Inc. preferred shares have no right of recourse against the Company for net proceeds of less than $30 million on the ultimate sale of the MOD III facility. As discussed in Note 2, following adoption of FIN 46R, MOD III, Inc. was unconsolidated effective January 1, 2004, which eliminated the minority interest previously recorded.

NOTE 10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                 Three Months Ended
                                            ---------------------------
                                              March 31,     March 31,
                                                2004          2003
                                            ------------- -------------
Net income (loss)..........................      $ --            ($2.9)
                                            ============= =============
Weighted-average shares outstanding........         14.9          14.9
Less: Weighted-average shares subject
    to repurchase..........................          0.2           0.6
                                            ------------- -------------
Weighted-average shares used in
   computing basic and diluted net
   income (loss) per share.................         14.7          14.3
                                            ------------- -------------
Basic net income (loss) per share..........      $ --           ($0.20)
                                            ============= =============
Add: Weighted-average shares subject
    to repurchase..........................          0.2
    Weighted-average dilutive options......          0.4
                                            -------------
Weighted-average shares used in
   computing dilutive net income
   (loss) per share........................         15.3
                                            -------------
Dilutive net income (loss) per share.......      $ --
                                            =============

At March 31, 2003, options to purchase approximately 1.1 million shares of common stock at a weighted average exercise price of $5.61 were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At March 31, 2004, there were 16,543,425 common shares issued and outstanding and there were 14,890,773 common shares issued and outstanding at March 31, 2003

NOTE 11. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three-month periods ended March 31, 2004 or March 31, 2003.

NOTE 12. STOCK AND STOCK REPURCHASES

Stock Repurchase Program: On April 17, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of March 31, 2004, 405,164 shares have been repurchased.

The Company's common stock trades on NASDAQ national stock market, with a ticker symbol of ZILG. Purchases under the program may be made, from time-to- time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company.

In February 2004, the Company repurchased 22,500 shares of restricted common stock from a former employee for approximately $136,000, which is net of a partial loan forgiveness of approximately $32,000. The Company recorded the purchase of the common shares as treasury stock and recorded the forgiveness of the loan as additional compensation cost.

On March 18, 2004, the Company sold 2,000,000 common shares at $12.50 per share, for net proceeds of $21.6 million.

NOTE 13. SUBSEQUENT EVENTS

Sale of Common Stock

On April 6, 2004, the Company sold 252,100 common shares at $12.50 per share, before underwriting discounts and commissions, pursuant to the exercise of an over-allotment option granted to the underwriters in connection with the Company's public offering. The $2.9 million of net proceeds received from this sale of common stock will be reflected in the Company's financial statements for the quarter ending June 30, 2004.

Closure of MOD II Wafer Fabrication Facility

On April 22, 2004, the Company announced that its board of directors approved the closure of its five-inch wafer manufacturing facility in Nampa, Idaho. The Company will transfer its legacy products that are currently manufactured in the Nampa facility to X-Fab, a foundry that operates a six-inch facility in Lubbock, Texas. Production activity is expected to cease at the Nampa facility by the end of June 2004. The results of operations for the quarter ending June 30, 2004 will reflect the cost of the closure of the facility and the associated impairment charges for these assets.

In connection with this action, the Company expects to incur total charges of approximately $14.0 million to $16.0 million, including non-cash charges of $9.0 million to $10.0 million for accelerated depreciation and fixed assets write- downs, a significant amount of which are expected to be recorded in the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month periods ended March 31, 2004 and March 31, 2003. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2003 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss Earnings Before Interest, Taxes, Depreciation, asset impairments and Amortization ("EBITDA") as a measure of liquidity in our filings with the Securities and Exchange Commission. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of this report and read the associated reconciliation.

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

Critical Accounting Estimates

We believe our critical accounting estimates are as follows:

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

Estimating sales returns and allowances. Our net sales to OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. We then evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

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

Following the April 2004 announcement of the closure of our MOD II facility, we expect to record charges reflecting the impairment of MOD II long-lived assets in the quarter ending June 30, 2004.

Reporting Segments

Beginning in May 2002, we consolidated our business segments into one reportable segment to reflect the manner in which our chief operating decision- maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

                                                     Three Months Ended
                                                ---------------------------
                                                  March 31,     March 31,
                                                    2004          2003
                                                ------------- -------------
Net sales by region:
Americas.......................................        $14.0         $13.8
Asia...........................................          8.0           7.3
Europe.........................................          4.0           4.1
                                                ------------- -------------
   Total by region.............................        $26.0         $25.2
                                                ============= =============

Net sales by channel:
OEM............................................        $13.7         $13.1
Distributor....................................         12.3          12.1
                                                ------------- -------------
   Total by channel............................        $26.0         $25.2
                                                ============= =============
Net sales by busines line:
   Micrologic Devices:
     Core 8-bit Microcontrollers and            ------------- -------------
     Microprocessors...........................        $19.5         $18.4
                                                ------------- -------------
   Other Devices:
     Serial Communications Controllers.........         $4.0          $3.4
     Modems....................................          0.6           0.4
     IrDA transceivers.........................          1.0           0.6
     Television, PC peripherals and other......          0.7           1.5
                                                ------------- -------------
       Total other devices.....................         $6.3          $5.9
                                                ------------- -------------
   Foundry services............................         $0.2          $0.9
                                                ------------- -------------
     Total by business line....................        $26.0         $25.2
                                                ============= =============

Other key indices relevant in understanding our business and financial performance include the following metrics:

                                                       As of:
                                            ---------------------------
                                              Mar. 31,      Mar. 31,
                                                2004          2003
                                            ------------- -------------
Days sales outstanding.....................         57            44
Net sales to inventory ratio (annualized)..         8.9          10.3
Weeks of inventory at distributors.........         12            11
Current ratio..............................         2.6           1.6

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. For instance, at March 31, 2004 our DSO was 57 days which is substantially higher than our historical levels. This reflects strong customer billings to several large OEM and distribution customers during the month of March 2004 and a resulting increase in accounts receivable at March 31, 2004. During the first quarter of 2003 our net sales were billed to customers more linearly throughout the period which contributed to our relatively low DSO figures at that time.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased from the fist quarter of 2004 compared to the first quarter of 2003 because we decreased our inventory levels more rapidly than our net sales.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 11 to 13 weeks of inventories at our distributors.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio improved markedly as of March 31, 2004 compared to March 31, 2003 primarily due to an increase in cash from the proceeds of our recent common stock offering.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Overall, our net sales of $26.0 million in the three months ended March 31, 2004 represents an increase of 3% from net sales of $25.2 million in the same period of 2003.

Net sales of our Micrologic devices increased 6% to $19.5 million in the three months ended March 31, 2004 compared to $18.4 million in the three months ended March 31, 2003. This increase reflects an increase in Z8 microcontroller revenues driven by our Infra Red remote control devices, partially offset by a decline in sales of our Z80 microprocessor devices. The improvement in IR revenues is attributable entirely to higher unit shipments, while both our general purpose Z80 microprocessor and Z8 microcontroller product families experienced lower unit shipments in the first quarter of 2004 compared to the first quarter of 2003. The decrease in unit shipments of the general purpose micrologic products reflects overall lower market demand partially as a result of our customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology. In November 2002 and February 2003 we released our new Z8 Encore! and eZ80 Acclaim! products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Due in part to the length of the cycle from development to design win to production revenue we have not had and do not expect to have significant sales of these products until the late 2004 and early 2005.

Net sales of our other devices, which excludes Foundry sales, for the three months ended March 31, 2004 increased $0.4 million or 7% to $6.3 million, which is up from $5.9 million in the same period of 2003. This 4% increase in net sales during the first quarter of 2004 compared to the first quarter of 2003 reflects slightly higher unit shipments of Serial Communications Controllers, Modem, and IRDA devices, offset by unit sales declines of our television and PC peripheral devices.

Net sales of Foundry Services, for the three months ended March 31, 2004 decreased 78% to $0.2 million, which is down from $0.9 million in the same period of 2003. Overall, our Foundry business has been opportunistic and is solely dependent on the needs of one customer. This business was minimal in the first quarter of 2004 and is difficult to estimate on a go forward basis, although we may receive further last-time purchases in anticipation of our April, 2004 announcement of the closure of our five-inch wafer fabrication facility. The closure is expected to occur in June, 2004 for production wafers.

Gross Margin. Our cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 52% in the three months ended March 31, 2004, up from 41% in the same period of 2003. During the first quarter of 2003 our gross margin was adversely impacted by underutilization of our MOD II wafer manufacturing facility, reflecting lower demand for wafer capacity consistent with our decline in net sales at that time. We have continued to rationalize our manufacturing cost structure in response to these lower demand requirements, which included a reduction in force in our MOD II facility in February 2003. These actions, combined with higher production volume and overhead absorption primarily contributed to our gross margin improvement in the first quarter of 2004 compared to the same period in 2003. In April 2004, we announced that our five- inch wafer manufacturing facility in Nampa, Idaho will be closed after the second quarter of 2004. Accordingly, we anticipate that there will be a one- time gross margin degradation during the second quarter of 2004 as we ramp-down the factory and incur accelerated depreciation charges. The majority of products that are presently manufactured in our five-inch wafer fab will be transferred to X-Fab's six-inch facility in Lubbock, Texas. We will continue to purchase our 0.35 micron wafers from our foundry partners primarily in Taiwan, including our new embedded flash based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses. Research and development expenses were $5.1 million in the three months ended March 31, 2004, reflecting a 31% increase from the $3.9 million of research and development expenses reported in the three months ended March 31, 2003. The increase in research and development spending in 2004 reflects continued investments in new products, including out latest line of Flash-based Microcontrollers called Z8Encore!XP™. We are also investing heavily to add peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.8 million in the three months ended March 31, 2004 from $6.2 million in the three months ended March 31, 2003. The increase in our selling, general and administrative spending reflects primarily higher incentive compensation and commissions commensurate with our increased number of sales reps and higher sales levels. In the first quarter of 2003 the Company initiated significant shutdowns to reduce costs driven by lower sales in the quarter. Generally, the Company has been focused on reducing the overall headcount supporting sales, marketing, general and administrative activities.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                                 Three Months Ended
                                            ---------------------------
                                              Mar. 31,      Mar. 31,
                                                2004          2003
                                            ------------- -------------
Asset impairments:
   Nampa, Idaho assets.....................      $ --             $0.2
Restructuring of operations:
   Employee severance and
     termination benefits..................          0.1           0.6
   MOD III closure costs...................          0.3           0.3
Professional fees for debt
   restructuring...........................          0.1           0.2
                                            ------------- -------------
                                                    $0.5          $1.3
                                            ============= =============

The following table summarizes activity in accrued special charges (in millions):

                                                              Severance and   MOD III
                                                               Termination    Closure       Debt
                                                    Total       Benefits       Costs    Restructuring
                                                ------------- ------------- ----------- ------------
    Balance at December 31, 2003...............         $0.1        $ --          $0.1        $ --
    Provisions.................................          0.5           0.1         0.3          0.1
    Cash paid..................................         (0.6)         (0.1)       (0.4)        (0.1)
                                                ------------- ------------- ----------- ------------
    Balance at March 31, 2004..................       $ --          $ --        $ --          $ --
                                                ============= ============= =========== ============

During the three months ended March 31, 2004, special charges totaled $0.5 million, which was comprised of $0.4 million of restructuring of operations expenses and professional fees of $0.1 million. The restructuring of operations relates to severance and benefit costs of $0.1 in connection with a small reduction in our marketing workforce and the ongoing costs of approximately $0.3 million per quarter to maintain our MOD III facility which is being held for sale.

Restructuring of operations during the three-month period ended March 31, 2003 included severance and termination benefits of $0.6 million related to a reduction-in-force at our Nampa, Idaho manufacturing plant affecting 56 employees who were terminated during the quarter. Approximately $0.3 million of special charges for the period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance, and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.2 million of special charges during the first quarter of 2003 relate to third- party professional service fees for legal and financial advisors associated with actions required to be taken as a result of our May 2002 debt and equity restructuring activities.

On April 22, 2004, we announced that our board of directors has approved the closure of our five-inch wafer manufacturing facility in Nampa, Idaho. We are in the process of transferring our legacy products that are currently manufactured in the Nampa facility to X-Fab, our foundry partner that operates a six-inch facility in Lubbock, Texas. Production activity is expected to cease at the Nampa facility by the end of June 2004. In connection with this action, we expect to incur total charges of approximately $14.0 million to $16.0 million, including non-cash charges of $9.0 million to $10.0 million for accelerated depreciation and fixed assets write-downs, a significant amount of which are expected to be recorded in the second quarter of 2004. On completion of this action we will have completed our strategy of migration to a fully fabless model whereby our legacy products will be primarily sourced from X-Fab and our newer products will be sourced from foundry partners in Asia. We expect that special charges will increase during the second and third quarters of 2004 as we recognize the impact of closing our MOD II five-inch wafer facility, including cash charges for severance benefits and closure costs.

Stock-Based Compensation. During both of the three-month periods ended March 31, 2004, we recognized $0.4 million of stock-based compensation in connection with the award of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants is measured as the awards vest and will be recognized over the periods that the restrictions lapse. Based primarily on the employee stock and option awards we made during May 2002, we anticipate that we will recognize stock compensation charges of $1.1 million, $0.6 million and $0.1 million for the years ending December 31, 2004 through 2006, respectively

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                                   Current        Brand
                                                 Technology       Name         Total
                                                ------------- ------------- -----------
Gross carrying amount..........................        $17.0          $9.2       $26.2
Accumulated amortization.......................         13.1           2.7        15.8
                                                ------------- ------------- -----------
Book value March 31, 2004......................         $3.9          $6.5       $10.4
                                                ============= ============= ===========

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                           Current        Brand         Total
            Year          Technology       Name      Amortization
      ----------------- -------------- ------------ --------------
      April-December 200         $2.1         $1.0           $3.1
            2005                  1.1          1.1            2.2
            2006                  0.4          1.0            1.4
            2007                  0.2          0.8            1.0
            2008                  0.1          0.7            0.8
         Thereafter              --            1.9            1.9
                        -------------- ------------ --------------
            Total                $3.9         $6.5          $10.4
                        ============== ============ ==============

Interest Expense. In the first quarters of 2004 and 2003, our interest expense was primarily accrued in connection with our borrowings under our three- year $15.0 million senior secured revolving line of credit facility.

Income Taxes. The Company's income tax benefit for the quarter ended March 31, 2004 reflects an effective tax rate of 125%, which is our expected tax rate for the entire year of 2004 based on our projections, excluding any financial impacts associated with the closure or disposition of either MOD II or MOD III. Our 2004 annual tax provision is expected to include taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes, as well as amortization of deferred tax charges. The book charges which are non-deductible for tax primarily include amortization of intangible assets, depreciation of pre-May 2002 property, plant and equipment, and stock-based compensation. In addition, we will provide for income tax expense in foreign jurisdictions where our operations are profitable.

Our provision for income taxes during the period ended March 31, 2004 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes.

Liquidity and Capital Resources

In May 2002 we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of March 31, 2004, was 3.7%. As of March 31, 2004, we had outstanding borrowings of $4.4 million and standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. At March 31, 2004 our availability for additional borrowings under the facility totaled $3.2 million. We are subject to certain financial covenants under the facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the facility are less than $7.5 million at any month end.

At March 31, 2004, we had cash and cash equivalents of $40.0 million, compared to $22.0 million at December 31, 2003. Cash used by operating activities was $2.2 million for the three months ended March 31, 2004, compared to $3.8 million of cash used by operating activities in the first quarter of 2003.

During the three-month period ended March 31, 2004, cash used by operating activities of $2.2 million primarily reflects increases in accounts receivable and inventories of $3.4 million and $2.2 million, respectively, and a $1.5 million decrease in other accrued liabilities, deferred income in shipments to distributors and accrued special charges. These uses of cash were offset partially by non-cash charges of $2.6 million, a $1.6 million increase in accounts payable and a $1.3 million decrease in prepaid expenses and other assets. Non-cash charges include a decrease of deferred income taxes of $0.7 million, and an increase of $1.1 million for amortization of Fresh Start intangible assets, $1.2 million in depreciation and other amortization charges and stock-based compensation expense of $0.4 million.

During the three-month period ended March 31, 2003, cash used by operating activities of $3.8 million primarily reflects our net loss of $2.9 million offset by non-cash charges of $2.5 million. Non-cash charges include a decrease of deferred income taxes of $1.3 million, and an increase of $1.7 million for amortization of Fresh Start intangible assets, $1.5 million in depreciation and other amortization charges, impairment of long lived assets of $0.2 million and stock-based compensation expense of $0.4 million. The primary use of cash for operating activities was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to prior quarter accrued special charges of $0.5 million; and
  payment of vacation accruals reflecting shut-downs and mandatory time-off taken by employees during the quarter totaling $0.7 million.

Cash used by investing activities was $0.7 million in each of the three-month periods ended March 31, 2004 and 2003. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment.

Cash provided by financing activities for the three-month period ended March 31, 2004 of $20.9 million primarily reflects the net proceeds of $21.6 million from the Company's public offering of 2.0 million shares of common stock at a price of $12.50 per share, net of offering expenses. The stock offering proceeds were offset by repayments of $0.6 million of borrowings under our revolving line of credit and $0.1 million for the repurchase of restricted common stock from a former employee. In April 2004, our underwriters purchased 251,100 shares of common stock relating to their over-allotment option. The $2.9 million net proceeds from this over-allotment stock sale will be reflected in our financial statements for the second quarter of 2004.

Cash used by financing activities was $1.9 million for the three-month period ended March 31, 2003, which reflected the repayment of borrowings under our revolving line of credit.

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. EBITDA is presented because management uses EBITDA as a measure of cash earnings for budgeting and financial performance measurement.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                                     Three Months Ended
                                                ---------------------------
                                                  March 31,     March 31,
                                                    2004          2003
                                                ------------- -------------
Reconciliation of net income (loss) to EBITDA:
   Net income (loss)...........................       $ --           ($2.9)
   Depreciation and amortization...............          2.3           3.2
   Interest expense, net.......................         --            --
   Income taxes................................         (0.2)          0.1
                                                ------------- -------------
EBITDA.........................................         $2.1          $0.4
                                                ============= =============

Reconciliation of EBITDA to net cash used by
operating activities cash flow:
   EBITDA......................................         $2.1          $0.4
   Benefit (provision)for income taxes.........          0.2          (0.1)
   Deferred income taxes.......................         (0.7)         (1.3)
   Asset impairments...........................         --             0.2
   Stock-based compensation....................          0.4           0.4

   Change in operating assets and               ------------- -------------
      liabilities..............................         (4.2)         (3.4)
                                                ------------- -------------
Net cash used by operating activities..........        ($2.2)        ($3.8)
                                                ============= =============

Our cash needs for 2004 primarily include working capital, special charges and capital expenditures. In April 2004, we announced the closure of our MOD II wafer fabrication facility which is expected to result in the elimination of approximately 150 positions. We anticipate the cash costs of this action will be approximately $4.0 million to $7.0 million for incentive bonuses, severance benefits and other cash costs to be paid primarily during the second and third quarters of 2004. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2004 capital expenditures will total approximately $2.0 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations and our existing cash reserves.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2004 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $2.7 million, $1.7 million, $1.2 million and $6.9 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002, the four-month period ended April 30, 2002, and for the year ended December 31, 2001. We did not have any capital leases as of December 31, 2003 or 2002.

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

                                                                            Payment due by period
                                                              ---------------------------------------------------
                                                                                          More than
                                                                Within 1    -------------------------------------
                                                    Total         Year       1-3 years   3-5 years     5 years
                                                ------------- ------------- ----------- ------------ ------------

Operating lease obligations....................         $6.9          $1.9        $3.4         $1.4         $0.2

Purchase obligations...........................          5.8           4.5         1.2          0.1         --
                                                ------------- ------------- ----------- ------------ ------------
    Total......................................        $12.7          $6.4        $4.6         $1.5         $0.2
                                                ============= ============= =========== ============ ============

From time to time we have agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company's products. Currently, we have an indemnification agreement with a customer that limits our net contingent obligation to pay for the customer's defense costs, if any, up to a maximum of $500,000.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities ("FIN 46R")," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003.

Effective January 1, 2004, the Company adopted the provisions of FIN 46R. Under the provisions of FIN 46R, our investment in ZiLOG, MOD III, Inc. ("MOD III") was determined to be a variable interest entity and we are not the primary beneficiary. The adoption of FIN 46R did not have an impact on prior periods. The adoption of FIN 46R did not have an impact on prior periods. And accordingly, the $30.0 million book value and minority interest in MOD III were unconsolidated effective January 1, 2004. We expect to continue incurring period expenses of approximately $0.3 million per quarter within special charges for the ongoing costs of maintaining the assets of MOD III in a salable state and such costs may become recoverable from any proceeds received upon the ultimate sale of MOD III assets.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on our financial position or results of operations.

RISK FACTORS

Risks Related to Our Business and Industry

In April 2004 we announced the closure of our MOD II wafer manufacturing facility and outsourcing of wafer production to our foundry partner, X-Fab. If we are unable to effectively complete the closure of MOD II and successfully transition production to X-Fab, our business and net sales could be harmed materially.

During 2003, approximately 70% of our net sales were derived from products that were manufactured in our MOD II wafer facility in Nampa, Idaho. In April 2004 our Board of Directors approved a plan to close our MOD II wafer production facility by June 30, 2004 and migrate the majority of this production into X-Fab's six-inch wafer manufacturing facility in Lubbock, Texas. A number of issues could arise in connection with our closure of MOD II and outsourcing of production to X-Fab, including:
  The cost of closing MOD II could be more expensive than anticipated;
  The closing could take longer than anticipated;
  Production yields at X-Fab could be unsatisfactory and result in higher costs than expected;
  Production of wafers at X-Fab could fail to meet our product specifications or our customers' qualification requirements;
  X-Fab may be unable to meet our need for wafers or to meet our delivery requirements on a timely basis; or
  After the first year of our agreement with X-Fab, they could substantially raise the price we pay for wafers or they may terminate their contract with us.

Any one or more of these factors could result in a material reduction in our sales and increase in our costs or a loss of customers.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales or fail to achieve our planned revenue growth.

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $103.6 million for the year ended December 31, 2003, $139.6 million in 2002 and $172.3 million in 2001. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8- bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, and in February 2003 we launched our new eZ80 Acclaim! micrologic product. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until the second half of 2004. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.

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

Our operating results depend on our ability to introduce and sell new products on a timely basis that can compete effectively on the basis of price and performance and that address customer requirements. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end- users of semiconductors. As these industries evolve and our customers and potential customers introduce new products, our success will depend on our ability to adapt to such changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for new products and technologies. In the past, we have brought products to market on an untimely basis or canceled the introduction of previously planned products, such as our Cartezian line of 32-bit microprocessors. Our ability to introduce and sell new products successfully depends on several factors, including:

  development of support tools and technical documentation that make complex products easy for engineers to understand and use;
  proper new product selection;
  >
  timely completion and introduction of new product designs;
  support from our foundry service providers;
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
  the diversity of our product line and feature sets within our products;
  our efficiency of production;
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
  competitive developments, including pricing pressures;
  technological change and product obsolescence;
  changes in product mix or fluctuations in manufacturing yields;
  variability of our customers' product life cycles;
  the level of orders that we receive and can ship in a quarter and customer order patterns;
  seasonality;
  increases in the cost or scarcity of raw materials; and
  gain or loss of significant customers.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 47% of our net sales for both 2003 and the first quarter of 2004 and approximately 44% of our net sales for 2002. In addition, our five largest distributors accounted for approximately 33% of net sales for 2003. Future Electronics accounted for approximately 18% of our net sales for 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, not including our distributors, accounted for approximately 38% of our net sales for 2003, approximately 37% of our net sales for 2002 and approximately 33% of our net sales for 2001. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers' estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write- downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 60% of our sales for the fist quarter of 2004, approximately 66% of our net sales for 2003, and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

In January 2002, we entered into an employment agreement with James M. Thorburn, our Chairman and Chief Executive Officer, pursuant to which we were required to make awards of 88,232 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. We committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as we have done with other employees that previously received awards of restricted stock. In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this development, we converted Mr. Thorburn's May 13, 2003 restricted stock grant to stock options in April 2003. The restricted stock award of May 13, 2003 was cancelled and replaced with options to purchase 114,709 shares of common stock at an exercise price of $2.00. We still have an obligation to award Mr. Thorburn restricted stock on May 13, 2004 and May 13, 2005 to the extent he remains employed with us on those dates. Our current policy is that we not enter into or extend employment agreements with executives. Mr. Thorburn's employment agreement is scheduled to expire in May 2004 after which date he would have an at-will employment relationship with us. If we are unable to retain Mr. Thorburn as our Chief Executive Officer after his agreement expires, our business may be harmed.

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

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may harm our business materially. For example, we recently filed suit against QuickLogic Corporation alleging that QuickLogic's FPGA and ESP products infringe claims of ZiLOG's U.S. patent number 4,670,749 and seeking to recover monetary damages resulting from the alleged infringement. While we believe we would ultimately be successful in this litigation, it is possible that QuickLogic could assert a number of defenses, such as noninfringement, or counterclaims of invalidity or unenforceability. Nonetheless, we do not currently believe that any outcomes of such defenses or counterclaims would have a material adverse effect on our business.

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

  replacements or recalls could impose substantial costs on us;
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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002, and approximately $0.7 million for 2003 and approximately $33,000 for the three months ended March 31, 2004. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

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
  refocusing our strategic priorities;
  Our announced closure of MOD II;
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

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as the sale of our MOD III subsidiary and the recently announced closure of our MOD II facility, which may result in the occurrence of accounting charges. Some or all of these charges may be non- cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance in the fiscal period or periods in which such charges are taken.

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

We rely on independent third-party foundry manufacturers to fabricate an increasing percentage of our products, and we currently expect that virtually all of our products will be fabricated at third-party foundry manufacturers after we close MOD II in June 2004. Industry-wide shortages (especially our newer products) in foundry capacity could harm our financial results. For example, a significant amount of our sales are of products which cannot be manufactured at our Nampa, Idaho wafer fabrication facility. In addition, we recently announced the closure of our Nampa wafer facility which will make us more vulnerable to shortages of wafer supply or price increases by our foundry suppliers. If we are unable to obtain the requisite foundry capacity to manufacture our complex, new products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers' demand for our products. Any delay in initiating production at third-party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

Other significant risks associated with relying on these third-party foundries include:

  reduced control over the cost of our products, delivery schedules and product quality;
  limited warranties on wafers or products supplied to us;
  increased exposure to potential misappropriation of our technology;
  vulnerability to third-party foundries' financial, operations or production difficulties; and
  the time and cost associated with switching foundries.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or more costly. These new rules and regulations have made and may increasingly make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

We have a $15.0 million senior secured revolving credit facility, under which $4.4 million in borrowings were outstanding as of March 31, 2004 and approximately $3.2 million was available for additional borrowing based on our current borrowing base. Borrowings under this credit facility are secured by substantially all of our assets. The terms of our credit facility contain restrictive covenants, which may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

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

Our North American distributor could emphasize competing products and we may lose some of our customers as a result.

Our North American distributor, Future Electronics distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

  providing for a classified board of directors with staggered terms;
  limiting the persons who may call special meetings of stockholders; and
  prohibiting stockholders from taking action by written consent.

In addition, provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us.

Our directors, named executive officers and two large stockholders, who beneficially own approximately 27% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C. and funds managed by Capital Research and Management Company, beneficially owned approximately 27% of our outstanding common stock, in the aggregate, as of April 15, 2004. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2004, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of March 31, 2004 (dollars in millions):

                                                           Carrying
                                                             Value      Fair Value
                                                         ------------- -------------
Cash Equivalents:
  Fixed rate ...........................................        $35.9         $35.9
  Average interest rate ................................         0.75%        --

Short Term Debt:
  Variable-rate debt....................................         $4.4          $4.4
  Interest rate.........................................          3.7%        --

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

Item 4. Controls and Procedures

As of March 31, 2004, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, James Thorburn, and the Company's Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

Changes in Internal Controls

During our first fiscal quarter, we enhanced the entity-level reporting features in our general ledger system. Although the changes we made to our general ledger system involved shifting of certain responsibilities and changing certain accounting processes there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities

             (a) Total        (b)        (c) Total Number of      (d)Maximum Number (or
               Number       Average       Shares (or Units)     Approximate Dollar Value)
             of Shares     Price Paid   Purchased as Part of  of Shares (or Units) that May
             (or Units)    Per Share     Publicly Announced     Yet Be Purchased Under the
  Period     Purchased     (or Units)     Plans or Programs         Plans or Programs
----------- ------------ -------------------------------------------------------------------
 February
1, 2004 to
 February
 29, 2004        22,500          $6.04           N/A                       N/A
            ------------ -------------------------------------------------------------------
   Total         22,500          $6.04           N/A                       N/A
            ============ ===================================================================

In February 2004, the Company repurchased 22,500 shares of restricted common stock from a former employee for approximately $136,000, which is net of a partial loan forgiveness of approximately $32,000. The Company recorded the purchase of the common shares as treasury stock and recorded the forgiveness of the loan as additional compensation cost.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2004, at a special meeting, the Company's stockholders approved the following:

Proposal 1: Increase in Size of the Board of Directors and Removal of Certain Restrictions on the Membership of the Board of Directors

  Authorized an increase in the maximum authorized size of the Board of Directors to nine members; and
  Authorized eliminating certain restrictions relating to membership of our Board of Directors and our Nominating Committee.

21,611,430 votes were cast for the foregoing proposal (74.28% of the outstanding shares), 31,716 votes were cast against such proposal, and 5,221 shares abstained or were withheld from voting on such proposal. An affirmative vote of a majority of the outstanding shares was required to approve this proposal. Each of the foregoing was accomplished via amendment of our Certificate of Incorporation.

Proposal 2: 2004 Omnibus Stock Incentive Plan
  Approved the adoption of the Company's 2004 Omnibus Stock Incentive Plan.

21,182,740 votes were cast for the foregoing proposal (72.81% of the outstanding shares), 445,356 votes were cast against such proposal, and 20,271 shares abstained or were withheld from voting on such proposal. An affirmative vote of two-thirds of the outstanding shares was required to approve this proposal. The Company has reserved 1,500,000 shares of common stock for issuance under the 2004 Omnibus Plan.

Proposal 3: 2004 Employee Stock Purchase Plan
  Approved the adoption of the Company's 2004 Employee Stock Purchase Plan.

21,261,590 votes were cast for the foregoing proposal (73.08% of the outstanding shares), 370,306 votes were cast against such proposal, and 16,471 shares abstained or were withheld from voting on such proposal. An affirmative vote of two-thirds of the outstanding shares was required to approve this proposal. The total of 1,250,000 shares of the Company's common stock has been reserved for purchase by eligible employees under the 2004 ESPP, subject to certain adjustments.

Proposal 4: Stock Split
  Granted authority to the Board of Directors to affect a reverse stock split of either a three for two, two for one, five for two or three for one ratio.

18,872,691 votes were cast for the foregoing proposal (64.87% of the outstanding shares), 7,819,983 votes were cast against such proposal, and 10,721 shares abstained or were withheld from voting on such proposal. An affirmative vote of a majority of the outstanding shares was required to approve this proposal. On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004.

Proposal 5: Increase in Number of Authorized Shares
  Authorized capital stock increased to 60,000,000 shares.

26,286,408 votes were cast for the foregoing proposal (90.35% of the outstanding shares), 341,466 votes were cast against such proposal, and 75,521 shares abstained or were withheld from voting on such proposal. An affirmative vote of a majority of the outstanding shares was required to approve this proposal. The foregoing was accomplished via amendment of our Certificate of Incorporation.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

 Exhibit
  Number                          Description
---------- --------------------------------------------------------------------------------
 2.1 (a)   Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy
           Court for the Nothern District of California, dated April 30, 2002.

 3.1 (b)   Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

 3.2 (b)   Amended and Restated Bylaws of ZiLOG, Inc.

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

31.1       Certification of Chief Executive Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated May 12, 2004.

31.2       Certification of Chief Executive Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated May 12, 2004.

32         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, dated May 12, 2004.

-----------------------------
(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

(c) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August
    16, 2002.

b) Reports on Form 8-K:

  On February 5, 2004, ZiLOG, Inc. furnished a Current Report on Form 8-K announcing its financial results for the fiscal quarter and full-year ended March 31, 2003.
  On February 19, 2004, ZiLOG Inc. filed a Current Report on Form 8-K announcing that the Board of directors of Zilog approved a 2 for 1 reverse stock split.
  On March 12, 2004, ZiLOG, Inc. furnished a Current Report on Form 8-K announcing that it had priced a public offering of its common stock.
  On March 18, 2004, ZiLOG Inc. furnished a Current Report on Form 8-K announcing that it closed a public offering of its common stock.

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

Date: May 12, 2004