Form 10-Q
period 2004-06-27
ZILOG INC
filed 2004-08-11
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X]    NO [ ]

As of August 2, 2004, there were 16,811,817 shares of the Company's Common Stock, $.01 par value outstanding.

Some of the statements under sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our wafer-fabrication facility from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our cessation of production activity at our Nampa facility, and transfer of such activity to our foundry partner, at expected costs; ongoing costs to maintain MOD III assets in a saleable state and anticipated personnel costs in connection with the closure and decommissioning of our MOD II wafer fabrication facility. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "potential," "continue," or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors."

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

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 27, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and three and six months ended June 30, 2003	**

Unaudited Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	**

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004, and six months ended June 30, 2003	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                         ------------------------- -------------------------
                                                             2004         2003         2004         2003
                                                         ------------ ------------ ------------ ------------
Net sales...............................................       $27.9        $25.7        $53.9        $50.9
Cost of sales...........................................        14.2         13.7         26.8         28.6
                                                         ------------ ------------ ------------ ------------
Gross margin............................................        13.7         12.0         27.1         22.3

Operating expenses:
  Research and development..............................         5.3          4.7         10.4          8.6
  Selling, general and administrative...................         7.7          7.1         14.6         13.3
  Special charges and reorganization items..............         7.7          0.5          8.2          1.8
  Amortization of intangible assets.....................         1.1          1.7          2.1          3.4
                                                         ------------ ------------ ------------ ------------
     Total operating expenses...........................        21.8         14.0         35.3         27.1
                                                         ------------ ------------ ------------ ------------
Operating loss..........................................        (8.1)        (2.0)        (8.2)        (4.8)

Other income (expense):
  Interest income.......................................         0.1          --           0.1          0.1
  Interest expense......................................        (0.1)        (0.1)        (0.2)        (0.2)
  Other, net............................................         --           0.2          --           0.2
                                                         ------------ ------------ ------------ ------------
Loss before provision (benefit)for income taxes.........        (8.1)        (1.9)        (8.3)        (4.7)
Provision (benefit) for income taxes....................        (0.9)         0.1         (1.1)         0.2
                                                         ------------ ------------ ------------ ------------
Net loss ...............................................       ($7.2)       ($2.0)       ($7.2)       ($4.9)
                                                         ============ ============ ============ ============
Basic ans diluted net loss per share....................      ($0.44)      ($0.14)      ($0.46)      ($0.34)
                                                         ============ ============ ============ ============
Shares used in computing basic and diluted
   net loss per share...................................        16.6         14.3         15.7         14.3
                                                         ============ ============ ============ ============

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                        June 30,    Dec. 31,
                                                          2004        2003
                                                       ----------- -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents...........................      $38.5       $22.0
  Accounts receivable, less allowance for doubtful
    accounts of $0.4 at June 30, 2004, $0.3 at
    December 31, 2003.................................       16.0        13.0
  Inventories.........................................       13.7         9.6
  Prepaid expenses and other current assets...........        2.8         3.8
                                                       ----------- -----------
          Total current assets........................       71.0        48.4
                                                       ----------- -----------

MOD III assets held for sale..........................      --           30.0
Net property, plant and equipment.....................       12.0        18.1
Goodwill..............................................       16.9        16.9
Intangible assets, net................................        9.4        11.5
Other assets..........................................        7.7         9.0
                                                       ----------- -----------
                                                           $117.0      $133.9
                                                       =========== ===========
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.....................................       $2.4        $5.0
  Accounts payable....................................        8.5         8.6
  Accrued compensation and employee benefits..........        3.5         3.7
  Other accrued liabilities...........................        2.1         2.5
  Accrued special charges.............................        2.3         0.2
  Deferred income on shipments to distributors........        6.8         7.4
                                                       ----------- -----------
          Total current liabilities...................       25.6        27.4
                                                       ----------- -----------

Deferred income taxes.................................        6.6         9.9
Other non-current tax liabilities.....................        5.9         5.9
                                                       ----------- -----------
          Total liabilities...........................       38.1        43.2
                                                       ----------- -----------

Minority interest in MOD III assets...................       --          30.0

Stockholders' equity:
  Common Stock........................................        0.2         0.1
  Additional paid-in capital..........................      121.4        96.4
  Deferred stock compensation.........................       (1.5)       (2.0)
  Treasury stock......................................       (2.1)       (1.9)
  Accumulated deficit.................................      (39.1)      (31.9)
                                                       ----------- -----------
          Total stockholders' equity..................       78.9        60.7
                                                       ----------- -----------
Total liabilities, minority interest and
  stockholders' equity................................     $117.0      $133.9
                                                       =========== ===========

See accompanying notes to unaudited condensed consolidated financial stateme

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                      Six Months Ended
                                                                          June 30,
                                                               -------------------------
                                                                   2004         2003
                                                               ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................       ($7.2)       ($4.9)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Amortization of fresh-start intangible assets............         2.1          3.4
     Deferred income taxes....................................        (3.3)        (2.5)
     Depreciation and other amortization......................         1.8          2.9
     Impairment of long lived assets..........................         5.4          0.2
     Stock-based compensation.................................         1.0          0.8
Changes in operating assets and liabilities:
     Accounts receivable......................................        (3.0)         --
     Inventories..............................................        (4.1)         1.0
     Prepaid expenses and other current and
       noncurrent assets......................................         2.2          1.8
     Accounts payable.........................................        (0.1)        (1.6)
     Accrued compensation and employee benefits...............        (0.2)        (3.7)
     Deferred income on shipments to distributors.............        (0.6)        (1.0)
     Other accrued liabilities, including accrued
       special charges........................................         1.8          0.4
                                                               ------------ ------------
        Net cash used by operating activities.................        (4.2)        (3.2)
                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................        (1.1)        (1.3)
                                                               ------------ ------------
        Cash used by investing activities.....................        (1.1)        (1.3)
                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from public stock offering, net of
      offering costs..........................................        24.4          --
   Proceeds from issuance of common stock under stock
      purchase plans..........................................         0.1          --
   Repayments of short-term debt..............................        (2.6)        (1.9)
   Payments for stock redemptions.............................        (0.1)        (1.6)
                                                               ------------ ------------
        Cash provided (used) by financing activities..........        21.8         (3.5)
                                                               ------------ ------------
Increase (decrease) in cash and cash equivalents..............        16.5         (8.0)
Cash and cash equivalents at beginning of period..............        22.0         29.4
                                                               ------------ ------------
Cash and cash equivalents at end of period....................       $38.5        $21.4
                                                               ============ ============
Supplemental disclosure of cash flow information:
   Interest paid during period................................        $0.1         $0.2
   Income taxes paid during period............................        $1.5         $0.9

See accompanying notes to unaudited condensed consolidated financial statements.

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

The results of operations for the six months ended June 30, 2004 include the following:

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split.

On March 12, 2004 the Company's common stock was listed for trading on the NASDAQ National Market the ticker symbol of ZiLG. On March 18, 2004, and subsequently April 6, 2004 through exercise of over allotment, the Company raised approximately $24.4 million through the sale of 2,252,100 shares of its common shares at a price $12.50 per share in a public offering of its stock (see Note 12).

On April 16, 2004, the Company announced the closure of its MOD II five inch wafer manufacturing facility in Nampa, Idaho (MOD II). In association with this decision the Company has recorded special charges of $7.7 million reflecting the impairment of long lived assets and costs to cease operations including employee severance costs (See Note 4).

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

Royalty income and expenses. The Company licenses certain intellectual property to and from third parties under royalty arrangements. Royalty amounts received from third parties are included in net sales of the Micrologic business line when there are no further obligations due from the Company to the licensees at the time of receipt. Royalty revenues for the six-month periods ended June 30, 2003 and 2004 were $1.0 million and $1.6 million, respectively. Royalty amounts paid to third parties are accrued to cost of sales in the period in which the underlying products containing or utilizing the licensed intellectual property are sold to customers. Royalty expenses were $0.2 million during both of the six-month periods ended June 30, 2003 and 2004.

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's "fresh-start" reporting, as prescribed by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon its emergence from bankruptcy, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

                                                  Current       Brand
                                                 Technology      Name        Total
                                                ------------ ------------ ------------
Gross carrying amount..........................       $17.0         $9.2        $26.2
Accumulated amortization.......................        13.8          3.0         16.8
                                                ------------ ------------ ------------
Carrying amount at June 30, 2004...............        $3.2         $6.2         $9.4
                                                ============ ============ ============

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                           Current        Brand         Total
            Year          Technology       Name      Amortization
      ----------------- -------------- ------------ --------------
      July-December 2004         $1.4         $0.7           $2.1
            2005                  1.1          1.1            2.2
            2006                  0.4          1.0            1.4
            2007                  0.2          0.8            1.0
            2008                  0.1          0.7            0.8
         Thereafter              --            1.9            1.9
                        -------------- ------------ --------------
            Total                $3.2         $6.2           $9.4
                        ============== ============ ==============

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, taxation valuation allowances, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Research and Development Expenses. ZiLOG's policy is to record all research and development expenditures with no future alternative use as period expenses when incurred. In-process research and development charges are recorded for partially developed semiconductor product designs that have not reached technological feasibility and have no alternative future use on the date they were acquired or as valued for fresh-start reporting.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.As of June 30, 2004, there were two individual customers with net accounts receivable each comprising 10% or more of total net accounts receivable. The Company had unsecured net accounts receivable due from GlobespanVirata, Inc. and SMK Corp. at June 30, 2004 of approximately $2.4 million and $2.1 million, respectively.

Stock-based Compensation. The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25", issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock- Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described above. The Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The Company has applied the principles of FTB 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option." Under this technical bulletin, the fair value method of accounting is used to account for shares issued to employees under the Company's employee stock purchase plan. The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions).

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Net loss as reported...........................       ($7.2)       ($2.0)       ($7.2)       ($4.9)
Add stock-based employee compensation
    expense included in reported net
    loss, net of tax in 2004...................         0.3          0.4          0.6          0.8
Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax in 2004.............        (1.1)        (0.9)        (1.5)        (1.5)
                                                ------------ ------------ ------------ ------------
Net loss - proforma............................       ($8.0)       ($2.5)       ($8.1)       ($5.6)
                                                ============ ============ ============ ============

The fair value of options granted in 2003 and 2004 under the 2002 Omnibus Stock Incentive Plan were estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Risk free interest rate........................         3.0%         3.0%         3.0%         3.0%
Estimated life in years........................            5            5            5            5
Dividend yield.................................        --           --           --           --
Volatility.....................................        53.3%        92.5%        53.3%        92.5%

The fair value of shares purchased under the 2004 Employee Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model. The following assumptions were used:

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                   June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Risk free interest rate........................        1.81%         0.0%        1.81%         0.0%
Estimated life in years........................       0.125         --          0.125         --
Dividend yield.................................        --           --           --           --
Volatility.....................................        53.3%         0.0%        53.3%         0.0%

The weighted average value of options granted and weighted- average fair value of employee stock purchases are as follows:

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Weighted-average value of options granted
   during the period...........................      $10.09        $2.02        $9.89        $4.87
Weighted-average fair value of employee
   stock purchases during the period...........       $6.79        $--          $3.31        $--

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

Effective January 1, 2004, the Company adopted the provisions of FIN 46R.  Under the provisions of FIN 46R, the Company's investment in ZiLOG MOD III, Inc. ("MOD III") was determined to be a variable interest entity; however, the Company was not determined to be the primary beneficiary.  Accordingly, as prescribed by FIN 46R, the Company's adoption of this pronouncement:

  Was recorded as a cumulative effect of a change in accounting principle and not as a restatement to any previous period financial statements;
  Effected elimination of both the $30.0 million of MOD III assets held for sale and the corresponding $30.0 million minority interest in MOD III on the consolidated balance sheet;  and
  Resulted in no impact to results of operations.

Substantially all of the equipment of MOD III was sold on July 16, 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue recording period expenses of approximately $0.3 million per quarter for the ongoing costs of maintaining the remaining assets of MOD III and MOD II in a salable state.   Also, under the terms of the MOD III, Inc. Series A preferred stock liquidation preference, all costs incurred by the Company to establish MOD III, Inc. and to maintain its assets in saleable condition are recoverable by the Company from any net proceeds received upon the sale of MOD III's assets.

Recent Accounting Pronouncements. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on the Company's financial position or results of operations.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first- out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

                                              June 30,     Dec. 31,
                                                2004         2003
                                            ------------ ------------
     Raw materials.........................        $0.2         $0.6
     Work-in-process.......................         8.2          6.7
     Finished goods........................         5.3          2.3
                                            ------------ ------------
                                                  $13.7         $9.6
                                            ============ ============

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges and reorganization items are as follows (in millions):

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                   June 30,
                                            ------------------------- -------------------------
                                                2004         2003         2004         2003
                                            ------------ ------------ ------------ ------------
Asset impairments:
   MOD II assets...........................        $5.4        $--           $5.4        $--
   Other...................................        --           --           --            0.2
Restructuring of operations:
   MOD II employee severance and
     termination benefits..................         1.8         --            1.9          0.6
   MOD II period closure costs.............         0.1         --            0.1         --
   MOD III period maintenance costs .......         0.4          0.4          0.7          0.7
Professional fees for debt
   restructuring...........................        --            0.1          0.1          0.3
                                            ------------ ------------ ------------ ------------
                                                   $7.7         $0.5         $8.2         $1.8
                                            ============ ============ ============ ============

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

                                                 Severance     MOD III       MOD II
                                                    and         Period       Period        Debt
                                                Termination  Maintenance    Closure    Restructur-
                                                  Benefits      Costs        Costs         ing         Total
                                                ------------ ------------ ------------ ------------ ------------
    Balance at December 31, 2003...............       $ --          $0.1        $ --         $ --          $0.1
    Provisions to special charges..............         1.9          0.7          0.1          0.1          2.8
    Provisions to cost of sales relating to
       MOD II closure..........................         0.4        --           --           --             0.4
    Cash paid..................................        (0.1)        (0.7)        (0.1)        (0.1)        (1.0)
                                                ------------ ------------ ------------ ------------ ------------
    Balance at June 30, 2004...................        $2.2         $0.1        $ --         $ --          $2.3
                                                ============ ============ ============ ============ ============

On April 16th, 2004, the Company announced that its board of directors approved the closure of its MOD II wafer manufacturing facility in Nampa, Idaho and the related migration of MOD II production activities to a third party foundry named X-FAB in Lubbock, Texas. MOD II ceased production operations on July 11, 2004. As a result of this decision and the related actions of management, the Company incurred the following special charges during the three and six-month periods ended June 30, 2004: (1) employee severance and termination benefits for approximately 125 employees totaling approximately $1.8 million, as determined in accordance with the provisions of SFAS No. 112 "Employers' Accounting for Post Employment Benefits"; and (2) asset impairment charges of $5.4 million related to the write-down of MOD II long- lived assets to their fair values in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

For the six months ended June 30, 2004, approximately $0.7 million of special charges relate to sustaining costs for post-closure maintenance of the MOD III facility. These costs consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties. Approximately $0.1 million of special charges during the period relate to third-party professional legal service fees for finalization of the Company's debt and equity restructuring which began in 2002. Restructuring of operations during the six-month period ended June 30, 2003, included severance and termination benefits of $0.6 million related to a reduction-in-force of approximately 56 employees at the Company's MOD II facility. In addition, the Company incurred MOD III maintenance costs and professional service fees relating to its debt restructuring of $0.7 million and $0.3 million, respectively, for the six-month period ended June 30, 2003.

The Company's estimates used to determine fair value of MOD II land and buildings were based upon an independent appraisal and the fair value of MOD II equipment was determined based upon offers to purchase the assets that have been received from third parties. There can be no assurance that the value the Company will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair values. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, the Company's future results of operations could be adversely impacted.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. As described in the second paragraph of Note 13, the Company's wafer fabrication operations were terminated and are now entirely outsourced, effective July 11, 2004. The Company's Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines, micrologic devices and other devices. The following table represents the net sales by business line for each of the periods indicated (in millions):

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                   June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Net sales by busines line:
   Micrologic Devices:
     8-bit Microcontrollers and
     Microprocessors...........................       $18.9        $14.7        $38.4        $33.1
                                                ------------ ------------ ------------ ------------
   Other Devices:
     Serial Communications Controllers.........        $4.1         $3.1         $8.1         $6.5
     Modems....................................         0.7          0.6          1.3          1.0
     IrDA transceivers.........................         0.3          0.5          1.3          1.1
     Television, PC peripherals and other......         1.2          1.4          1.9          2.9
                                                ------------ ------------ ------------ ------------
       Total other devices.....................        $6.3         $5.6        $12.6        $11.5
                                                ------------ ------------ ------------ ------------
     Base business (excluding foundry).........       $25.2        $20.3        $51.0        $44.6
   Foundry services............................         2.7          5.4          2.9          6.3
                                                ------------ ------------ ------------ ------------
     Net sales.................................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Net sales by region:
Americas.......................................       $14.5        $14.5        $26.9        $28.3
Asia...........................................         9.9          8.5         19.5         15.8
Europe.........................................         3.5          2.7          7.5          6.8
                                                ------------ ------------ ------------ ------------
   Total.......................................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============

Net sales by channel:
OEM............................................       $14.9        $13.0        $28.6        $26.1
Distributor....................................        13.0         12.7         25.3         24.8
                                                ------------ ------------ ------------ ------------
   Total.......................................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============

Major customers: During the three months ended June 30, 2004, one distributor, Future Electronics, Inc. (Future), accounted for approximately 18.7% of net sales. Future is a worldwide distributor of product with an exclusive arrangement for distribution of the Company's products in North America. During the three months ended June 30, 2003, two customers, Future and OEM customer, GlobespanVirata, Inc. (Globespan) accounted for approximately 14.9% and 21.0% of net sales, respectively. During the six months ended June 30, 2004, two customers, Future and SMK Corporation, an OEM customer, accounted for approximately 18.1% and 12.0% of net sales, respectively. During the six months ended June 30, 2003, two customers, Future and Globespan, accounted for approximately 17.5% and 12.3% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. At June 30, 2004, the Company had borrowings outstanding of $2.4 million at a LIBOR-based rate of 3.7% and, as a result of certain limitations, had additional borrowing capacity available of $5.7 million. The Facility is scheduled to mature on May 13, 2005. As of June 30, 2004, the Company had $0.2 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility, including tangible asset and fixed charge coverage ratio, only if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 7. CONTINGENCIES

The Company is participating in litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company's financial statements, although there can be no assurance as to the outcomes of these claims.

From time to time the Company has agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company's products. Currently, there is an indemnification agreement with a customer that limits the Company's net contingent obligation to pay for the customer's defense costs, if any, up to a maximum of $500,000.

NOTE 8. INCOME TAXES

The Company's income tax benefit for the six-month period ended June 30, 2004 reflects an estimated effective tax rate of 13%. Our expected tax rate of 14% for the fiscal year is based on current projections of operations. The Company's 2004 annual tax provision is expected to include, and our 2003 tax provision included, taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes including amortization of intangible assets, stock compensation expense and depreciation of U.S. based property, plant and equipment. Additionally, the tax provision includes deferred tax charges. The Company provides for income tax expense in foreign jurisdictions where its operations generate profits that are taxable. The net tax benefit recorded in the period ended June 30, 2004, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when the Company recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2004 (see Note 4).

NOTE 9. MINORITY INTEREST

Prior to the Company's adoption of FIN 46R on January 1, 2004, minority interest of $30.0 million was recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represented their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets. The Company will be entitled to recoup from the net proceeds of any sale all costs it has or will incur to sell the facility or to maintain the facility in saleable condition. Minority holders in MOD III, Inc. preferred shares have no right of recourse against the Company for net proceeds of less than $30 million on the ultimate sale of the MOD III assets. Following adoption of FIN 46R on January 1, 2004, MOD III, Inc. was unconsolidated which resulted in the elimination of both the asset held for sale and minority interest that had been previously recorded for MOD III. This resulted in no impact to the Company's results of operations (see Note 2). As described in Note 13, the MOD III equipment was sold in July 2004.

NOTE 10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                   June 30,
                                            ------------------------- -------------------------
                                                2004         2003         2004         2003
                                            ------------ ------------ ------------ ------------
Net loss...................................       ($7.2)       ($2.0)       ($7.2)       ($4.9)
                                            ============ ============ ============ ============
Weighted-average shares outstanding........        16.8         14.7         15.9         14.8
Less: Weighted-average shares subject
    to repurchase..........................        (0.2)        (0.4)        (0.2)        (0.5)
                                            ------------ ------------ ------------ ------------
Weighted-average shares used in
   computing basic and diluted net
   loss per share..........................        16.6         14.3         15.7         14.3
                                            ------------ ------------ ------------ ------------
Basic and diluted net loss per share.......      ($0.44)      ($0.14)      ($0.46)      ($0.34)
                                            ============ ============ ============ ============

For the three months ended June 30, 2004 and June 30, 2003, options to purchase approximately 1.7 and 1.1 million shares of common stock at a weighted average exercise price of $7.21 and $5.27, respectively, and for the six months ended June 30, 2004 and June 30, 2003, options to purchase approximately 1.4 million and 1.1 million shares of common stock at a weighted average exercise price of $7.21 and $5.27, respectively were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At June 30, 2004, there were 16,809,736 common shares issued and outstanding and there were 14,580,022 common shares issued and outstanding at June 30, 2003.

NOTE 11. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in any of the three-month or six-month periods ended June 30, 2004 or June 30, 2003.

NOTE 12. STOCK AND STOCK REPURCHASES

Stock Repurchase Program: On April 17, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of June 30, 2004, 405,164 shares had been repurchased under this program and from employees and former employees pursuant to repurchase rights. Additionally, on July 29, 2004 the Company announced that its board of directors had authorized a stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock (see Note 13).

In February 2004, the Company repurchased 22,500 shares of restricted common stock from a former employee for approximately $136,000, which is net of a partial loan forgiveness of approximately $32,000. The Company recorded the purchase of the common shares as treasury stock and recorded the forgiveness of the loan as additional compensation cost.

On March 12, 2004, the Company was listed on the NASDAQ national market and concurrently sold 2.0 million shares of common stock to the public at $12.50 per share. On that date, certain existing stockholders also sold 2.0 million shares of the Company's common stock which resulted in no proceeds to the Company. On April 6, 2004 the underwriters of the offering exercised a portion of their over-allotment option and acquired 252,100 shares of common stock at $12.50 per share. Below is a summary of the stock sales and net proceeds received by the Company (in millions):

                                              Initial        Over
                                               Stock      Allotment
                                                Sale        Option       Total
                                            ------------ ------------ ------------
  Offering Proceeds:
    Number of shares sold..................         2.0          0.3          2.3

    Gross proceeds ($12.50/share)..........       $25.0         $3.1        $28.1
    Less underwriters' discounr of 6.5%....       ($1.6)       ($0.2)       ($1.8)
    Less offering expenses.................       ($1.8)       ($0.1)       ($1.9)
                                            ------------ ------------ ------------
    Net proceeds received by ZiLOG.........       $21.6         $2.8        $24.4
                                            ============ ============ ============

NOTE 13. SUBSEQUENT EVENTS

Sale of MOD III Equipment

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics (STM) for an aggregate amount of $26 million. The sale closed and was funded on July 16, 2004. MOD III will pay dividends on and redeem a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.5 million after reimbursements totaling approximately $4.4 million are paid to ZiLOG and transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs are paid. Reimbursements to ZiLOG are to pay certain costs of maintaining MOD III in a saleable condition on MOD III's behalf. Such reimbursement to ZiLOG is expected to be recognized in the third quarter of 2004 and will be recorded as a credit to special charges on receipt of the reimbursement from MOD III.

Stock Repurchase Program

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG's common stock trades on the NASDAQ national market and purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the six-month and three-month periods ended June 30, 2004 and June 30, 2003. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2003 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. However, for ease of reading our financial reports, we have labeled our interim fiscal periods as ending on a calendar month-end date. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year, which ends on December 31 of each year.

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

Our net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users of our devices. At the time that we recognize distributor sales as revenue, we record a reserve for estimated price adjustments that the distributors will reclaim from us on the merchandise they have resold to end users. These reserves are recorded as a reduction to our net sales and a reduction to our accounts receivable. To estimate this distributor price adjustment reserve, we analyze our historical price adjustment payments and pending price adjustments that have been authorized by us but have not yet been claimed by our distributors. Because our distributor allowance reserve is based upon our judgments and estimates, such reserves may not be adequate to cover actual distributor price allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

Allowance for doubtful accounts. We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our selling, general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider the aging of our accounts receivable, historical bad debts, customer concentrations, and customer credit-worthiness and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write- offs. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is determined based on an estimate of future discounted cash flows, independent appraisals or purchase offers received from independent third parties. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations.

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

Following the April 2004 announcement of the closure of our MOD II facility, we recorded asset impairment charges to reflect the excess of book value over the current estimated fair value of our MOD II fixed assets as prescribed under SFAS No. 144. The estimates we used to determine fair value of MOD II land and buildings were based upon an independent appraisal and the fair value of MOD II equipment was determined based upon offers to purchase these assets that have been received from independent third parties. There can be no assurance that the ultimate value that we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair value. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

Adjustments to record additional impairment of our MOD II or other long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Reporting Segments

Beginning in May 2002, we consolidated our business segments into one reportable segment to reflect the manner in which our chief operating decision- maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                  June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Net sales by region:
Americas.......................................       $14.5        $14.5        $26.9        $28.3
Asia...........................................         9.9          8.5         19.5         15.8
Europe.........................................         3.5          2.7          7.5          6.8
                                                ------------ ------------ ------------ ------------
   Total by region.............................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============

Net sales by channel:
OEM............................................       $14.9        $13.0        $28.6        $26.1
Distributor....................................        13.0         12.7         25.3         24.8
                                                ------------ ------------ ------------ ------------
   Total by channel............................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============
Net sales by busines line:
   Micrologic Devices:
     8-bit Microcontrollers and
     Microprocessors...........................       $18.9        $14.7        $38.4        $33.1
                                                ------------ ------------ ------------ ------------
   Other Devices:
     Serial Communications Controllers.........        $4.1         $3.1         $8.1         $6.5
     Modems....................................         0.7          0.6          1.3          1.0
     IrDA transceivers.........................         0.3          0.5          1.3          1.1
     Television, PC peripherals and other......         1.2          1.4          1.9          2.9
                                                ------------ ------------ ------------ ------------
       Total Other Devices.....................        $6.3         $5.6        $12.6        $11.5
                                                ------------ ------------ ------------ ------------
     Base business (excluding foundry).........       $25.2        $20.3        $51.0        $44.6
   Foundry services............................         2.7          5.4          2.9          6.3
                                                ------------ ------------ ------------ ------------
     Total net sales...........................       $27.9        $25.7        $53.9        $50.9
                                                ============ ============ ============ ============

Other key indices relevant in understanding our business and financial performance include the following metrics:

                                               As of June 30, and for
                                              the three month periods
                                                     then ended
                                            -------------------------
                                                2004         2003
                                            ------------ ------------
Days sales outstanding.....................      52           38
Net sales to inventory ratio (annualized)..     8.1          10.7
Weeks of inventory at distributors.........      11           11
Current ratio..............................     2.8          1.6

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is calculated as our ending net accounts receivable divided by our average daily net sales during the period and it is influenced largely by the timing and mix of our customer billings and collections. For instance, at June 30, 2004, our DSO was 52 days which is higher than our 2003 levels. This increase in DSO reflects higher sales levels in 2004, non linearity in shipments in 2004 versus 2003 and for certain OEM customers longer payment cycles. Because the increase in our DSO is primarily attributable to longer payment cycles from our OEM customers and is not due to increased credit risk, we do not believe that the increase in our DSO reflects degradation in the overall collectability of our accounts receivable. In addition, our bad debts have historically been minimal.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased in the second quarter of 2004 as compared to the same period in 2003 as we increased our inventory levels to build ahead inventory to ensure uninterrupted supply of product to our customers following our decision to close our MOD II wafer manufacturing facility in Nampa, Idaho and move production of these products to X-FAB, a third party foundry wafer manufacturer. These products will be manufactured in X-FAB's 6 inch wafer manufacturing facility in Lubbock, Texas

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. Although our distributors in various regions of the world maintain different inventory stocking levels, overall our goal is to maintain 10 to 13 weeks of inventories at our distributors to satisfy their end demand.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio improved markedly as of June 30, 2004 compared to June 30, 2003 primarily due to an increase in cash from the proceeds of our March, 2004 common stock offering.

Three and Six-Month Periods Ended June 30, 2004 and 2003

Net Sales. Overall, our net sales of $27.9 million for the three- months ended June 30, 2004, represents an increase of 9% from net sales of $25.7 million of net sales during the same period of 2003. For the six-months ended June 30, 2004, net sales were $53.9 million or 6% above net sales during the same period of 2003.

Net sales of our Micrologic devices increased 28% to $18.9 million in the three-months ended June 30, 2004 compared to $14.7 million in the three months ended June 30, 2003. For the six-months ended June 30, 2004, net sales of our Micrologic devices were $38.4 million or 16% above net sales during the same period of 2003.

The increases in 2004 for both the three-month and six-month periods reflect a marked increase in unit sales of our Infra Red (IR) remote control devices. The improvement in IR revenues is attributable entirely to much higher unit shipments to our large OEM customers that make universal remote control products. Overall, we anticipate that market demand and net sales for our general purpose microcontrollers will decline over time as a result of customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology and the need for further integration of peripheral functions and capabilities. Since November 2002, we have released our new Z8 Encore!, eZ80 Acclaim! and Z8 Encore! XP products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Orders for our embedded flash microcontroller products totaled $1.4 million for the three months ended June 30, 2004, as our design wins with customers move to production and therefore product needs. These orders are expected to result in net sales to the Company beginning in the third quarter of 2004.

Net sales of our other devices, which excludes Foundry sales, for the three months ended June 30, 2004 increased 13% to $6.3 million, which is up from $5.6 million in the same period of 2003. For the six months ended June 30, 2004, net sales of our other devices were $12.6 million or 10% above net sales during the same period of 2003.

The increase in net sales during the three-month period and six-month period of 2004 compared to the same periods of 2003 primarily reflects higher unit shipments of Serial Communications Controllers through the distribution channel.

Net sales of Foundry Services, for the three-month and six-month periods ended June 30, 2004 decreased 50% and 54%, respectively, compared to the same periods in 2003. Overall, our Foundry business has been opportunistic and is solely dependent on the needs of one customer. We are not anticipating significant foundry business since we closed our wafer fabrication facility in July, 2004.

Gross Margin. Our cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 49% in the three months ended June 30, 2004, up from 47% in the same period of 2003. For the six months ended June 30, 2004 our gross margin was 50% compared to 44% in the same period of 2003. During the second quarter of 2004, our gross margin was impacted by one-time charges totaling $0.6 million relating to closure expenses for our MOD II wafer facility. These charges were offset by the favorable impact of incremental royalty revenue of $0.7 million that was received during the second quarter of 2004 resulting from a royalty audit. The improvement in overall grossmargin for both the three and six month periods ended June 30, 2004 compared tothe same periods of 2003 relates primarily to underutilization of our MOD II wafer manufacturing facility in 2003, reflecting lower demand for wafer capacity consistent with our lower net sales at that time. In addition, our gross margin was improved because MOD II cost absorption was higher in 2004 compared with 2003 due to an inventory build-up of buffer-stock in anticipation of the transition of production to outside foundries. The majority of products that were previously manufactured in our five-inch wafer fab have been transferred to X-FAB's six-inch facility in Lubbock, Texas. We will continue to purchase our 0.35 micron wafers from our foundries primarily in Taiwan, including wafers for our new embedded flash based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses. Research and development expenses were $5.3 million in the three months ended June 30, 2004, reflecting a 13% increase from the $4.7 million of research and development expenses reported in the three months ended June 30, 2003. On a year-to date basis, research and development expenses increased 21% to $10.4 million. The increase in research and development spending in 2004 reflects continued investments in new products, including out latest line of Flash-based Microcontrollers called Z8Encore!XP™. We are also investing in product development to add peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the Infra red remote control market segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.7 million in the three months ended June 30, 2004 from $7.1 million in the three months ended June 30, 2003. On a year- to date basis, selling, general and administrative expenses increased 10% to $14.6 million. The increase in our selling, general and administrative spending for both the three-month and six-month periods of 2004, compared to 2003 primarily reflects higher incentive compensation and commissions commensurate with our increased number of sales reps and higher sales levels. In the first half of 2003 we initiated significant shutdowns to reduce costs driven by lower sales in the quarter. Generally, we continue to review overall headcount supporting sales, marketing, general and administrative activities, but any cost savings may be offset by higher ongoing consulting, professional and administrative costs associated with activities stemming from our public offering of stock in March, 2004.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                   June 30,
                                            ------------------------- -------------------------
                                                2004         2003         2004         2003
                                            ------------ ------------ ------------ ------------
Asset impairments:
   MOD II assets...........................        $5.4        $--           $5.4        $--
   Other...................................        --           --           --            0.2
Restructuring of operations:
   MOD II employee severance and
     termination benefits..................         1.8         --            1.9          0.6
   MOD II period closure costs.............         0.1         --            0.1         --
   MOD III period maintenance costs .......         0.4          0.4          0.7          0.7
Professional fees for debt
   restructuring...........................        --            0.1          0.1          0.3
                                            ------------ ------------ ------------ ------------
                                                   $7.7         $0.5         $8.2         $1.8
                                            ============ ============ ============ ============

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

                                                 Severance     MOD III       MOD II
                                                    and         Period       Period        Debt
                                                Termination  Maintenance    Closure    Restructur-
                                                  Benefits      Costs        Costs         ing         Total
                                                ------------ ------------ ------------ ------------ ------------
    Balance at December 31, 2003...............       $ --          $0.1        $ --         $ --          $0.1
    Provisions to special charges..............         1.9          0.7          0.1          0.1          2.8
    Provisions to cost of sales relating to
       MOD II closure..........................         0.4        --           --           --             0.4
    Cash paid..................................        (0.1)        (0.7)        (0.1)        (0.1)        (1.0)
                                                ------------ ------------ ------------ ------------ ------------
    Balance at June 30, 2004...................        $2.2         $0.1        $ --         $ --          $2.3
                                                ============ ============ ============ ============ ============

Restructuring of operations during the six-month period ended June 30, 2004, included severance and termination benefits of approximately $1.9 million primarily related to the Company's reduction-in-force due to the closure of its MOD II five-inch wafer fabrication facility in Nampa, Idaho on July 11, 2004. The Company recorded $5.4 million of asset impairments, primarily related to the write-down of MOD II assets to fair value during the period. Approximately $0.7 million and $0.1 million of special charges for the period relate to post- closure maintenance costs of the MOD III eight-inch and MOD II five-inch wafer fabrication facilities, respectively. These costs consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties and are expensed to special charges as incurred. Approximately $0.1 million of special charges during the period relate to third-party professional legal service fees for activities associated with finalizing the Company's May 2002 debt and equity restructuring. We anticipate that there will be additional MOD II period expenses for ongoing closure, decommissioning and maintenance costs of approximately $3.1 million during the third and fourth quarters of 2004. Any gain received upon the sale of MOD II assets will be credited to special charges. Upon completion of the migration of MOD II production to outside foundries, will have finalized our strategy of becoming fully fabless and our legacy products will be primarily sourced from X-FAB and our newer products will be sourced from foundries in Asia.

Restructuring of operations during the six-month period ended June 30, 2003, included severance and termination benefits of $0.6 million related to a reduction-in-force at the Company's MOD II manufacturing plant which eliminated approximately 56 positions. Approximately $0.7 million of special charges for the six-month period ended June 30, 2003 relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.3 million of special charges during the first six months of 2003 relate to third-party professional fees for legal and accounting services to register 11.7 million shares of common stock as required by the Company's 2002 Plan of Reorganization. Asset impairment charges during the three and six months ended June 30, 2003 relate to redundant computer equipment with a net book value of $0.2 million that was retired in connection with the consolidation of our information technology data center.

Stock-Based Compensation. During the three-month periods ended June 30, 2004 and 2003, we recognized $0.6 million and $0.4 million of stock- based compensation, respectively. And for the six-month periods ended June 30, 2004 and 2003, we recognized $1.0 million and $0.8 million of stock-based compensation, respectively. These charges were recorded to reflect the intrinsic value of awards of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. During the second quarter of 2004 we canceled a restricted stock award to our CEO and replaced it with stock options that resulted in a non-cash compensation charge of approximately $0.2 million. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to consultants is measured as the awards vest and will be recognized over the periods that the restrictions lapse.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

                                                  Current       Brand
                                                 Technology      Name        Total
                                                ------------ ------------ ------------
Gross carrying amount..........................       $17.0         $9.2        $26.2
Accumulated amortization.......................        13.8          3.0         16.8
                                                ------------ ------------ ------------
Carrying amount at June 30, 2004...............        $3.2         $6.2         $9.4
                                                ============ ============ ============

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                           Current        Brand         Total
            Year          Technology       Name      Amortization
      ----------------- -------------- ------------ --------------
      July-December 2004         $1.4         $0.7           $2.1
            2005                  1.1          1.1            2.2
            2006                  0.4          1.0            1.4
            2007                  0.2          0.8            1.0
            2008                  0.1          0.7            0.8
         Thereafter              --            1.9            1.9
                        -------------- ------------ --------------
            Total                $3.2         $6.2           $9.4
                        ============== ============ ==============

Interest Expense. During the first six months of 2004 and 2003, our interest expense was primarily accrued in connection with our borrowings under our three-year $15.0 million senior secured revolving line of credit facility.

Income Taxes. The Company's income tax benefit for the three-months and six-months ended June 30, 2004 reflects an effective tax rate of 11% and 13%, respectively. Our expected tax rate is 14% for the entire year of 2004 based on our projections, excluding the financial impacts associated with any taxable gains or that could be recognized upon the disposition of any assets of either MOD II or MOD III. Our 2004 annual income tax provision is expected to include taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes, as well as amortization of deferred tax charges. The book charges which are non-deductible for tax primarily include amortization of intangible assets, depreciation of pre-May 2002 property, plant and equipment, and stock-based compensation. In addition, we will provide for income tax expense in foreign jurisdictions where our operations are profitable and taxable.

Our provision for income taxes during the three-month and six-month periods ended June 30, 2003 reflected the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes.

Liquidity and Capital Resources

In May 2002, we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of June 30, 2004, was 3.7%. As of June 30, 2004, we had outstanding borrowings of $2.4 million and standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. At June 30, 2004 our availability for additional borrowings under the facility totaled $5.7 million. We are subject to certain financial covenants under the facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the facility are less than $7.5 million at any month end.

At June 30, 2004, we had cash and cash equivalents of $38.5 million, compared to $22.0 million at December 31, 2003. Cash used by operating activities was $4.2 million for the six months ended June 30, 2004, compared to $3.2 million of cash used by operating activities in the six months ended June 30, 2003.

During the six-month period ended June 30, 2004, cash used by operating activities of $4.2 million primarily reflects our net loss of $7.2 million and increases in accounts receivable and inventories of $3.0 million and $4.1 million, respectively, as well as a $1.2 million decrease in other accrued liabilities, deferred income in shipments to distributors and accrued special charges. These uses of cash were offset partially by non-cash charges of $7.0 million, a $0.1 million decrease in accounts payable and a $2.2 million decrease in prepaid expenses and other assets. Non-cash charges include a decrease of deferred income taxes of $3.3 million, and an increase of $2.1 million for amortization of Fresh Start intangible assets, $1.8 million in depreciation and other amortization charges impairment of long-lived assets of $5.4 million and stock-based compensation expense of $1.0 million.

During the six-month period ended June 30, 2003, cash used by operating activities of $3.2 million primarily reflects our net loss of $4.9 million partially offset by decreases in inventories and prepaid expenses and other current and non-current assets of $1.0 million and $1.8 million, respectively, and a $1.6 million decrease in accounts payable, a $3.7 million decrease in accrued compensation and employee benefits, and a $0.6 million decrease in other accrued liabilities, deferred income in shipments to distributors and accrued special charges. These uses of cash were offset partially by non-cash charges of $4.8 million. Non-cash charges include a decrease of deferred income taxes of $2.5 million, and an increase of $3.4 million for amortization of Fresh Start intangible assets, $2.9 million in depreciation and other amortization charges, impairment of long lived assets of $0.2 million and stock-based compensation expense of $0.8 million. The primary use of cash for operating activities was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to prior quarter accrued special charges of $0.5 million; and
  payment of vacation accruals reflecting shut-downs and mandatory time-off taken by employees during the quarter totaling $0.7 million.

Cash used by investing activities was $1.1 million and $1.3 million in the six-month periods ended June 30, 2004 and 2003, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment.

Cash provided by financing activities for the six-month period ended June 30, 2004 of $21.8 million primarily reflects the net proceeds of $21.6 million from the Company's public offering of 2.0 million shares of common stock at a price of $12.50 per share, net of offering expenses. The stock offering proceeds were offset by repayments of $2.6million of borrowings under our revolving line of credit and $0.1 million for the repurchase of restricted common stock from a former employee. In April 2004, our underwriters purchased 251,100 shares of common stock relating to their over-allotment option. The $2.8 million net proceeds from our over-allotment stock sale was recorded net of offering expenses.

Cash used by financing activities was $3.5 million for the six-month period ended June 30, 2003, which reflected the repayment of borrowings under our revolving line of credit of $1.9 million and $1.1 million for the repurchase of restricted common sock from current and former employees, and $0.5 million for the repurchase of common stock outstanding.

On July 29, 2004, we announced that our board of directors has authorized a stock repurchase program pursuant to which we may repurchase up to $5.0 million in market value of our outstanding shares of common stock. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Purchases of common stock under this program, if any, may impact our cash used by financing activities in future periods.

EBITDA as presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. EBITDA is presented because management uses EBITDA as a measure of cash earnings for budgeting and financial performance measurement.

The differences between the EBITDA amounts below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                   June 30,
                                                ------------------------- -------------------------
                                                    2004         2003         2004         2003
                                                ------------ ------------ ------------ ------------
Reconciliation of net income (loss) to EBITDA:
   Net loss....................................       ($7.2)       ($2.0)       ($7.2)       ($4.9)
   Depreciation and amortization...............         1.6          3.1          3.9          6.3
   Interest expense, net.......................         --           0.1          0.1          0.1
   Income taxe expense (benefit)...............        (0.9)         0.1         (1.1)         0.2
                                                ------------ ------------ ------------ ------------
EBITDA.........................................       ($6.5)        $1.3        ($4.3)        $1.7
                                                ============ ============ ============ ============

Reconciliation of EBITDA to net cash used by
operating activities cash flow:
   EBITDA......................................       ($6.5)        $1.3        ($4.3)        $1.7
   Interest expense, net.......................         --          (0.1)        (0.1)        (0.1)
   Benefit (provision)for income taxes.........         0.9         (0.1)         1.1         (0.2)
   Deferred income taxes.......................        (2.5)        (1.3)        (3.3)        (2.5)
   Asset impairments...........................         5.4          --           5.4          0.2
   Stock-based compensation....................         0.6          0.4          1.0          0.8
   Changes in operating assets and
      liabilities..............................         0.1          0.4         (4.0)        (3.1)
                                                ------------ ------------ ------------ ------------
Net cash provided (used) by operating
   activities..................................       ($2.0)        $0.6        ($4.2)       ($3.2)
                                                ============ ============ ============ ============

Our cash needs for 2004 primarily include working capital, special charges and capital expenditures. In April 2004, we announced the closure of our MOD II wafer fabrication facility which resulted in the elimination of approximately 150 positions. We anticipate the remaining cash costs of this action will be approximately $3.2 million for incentive bonuses, severance benefits and other cash costs to be paid primarily during the third and fourth quarters of 2004. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2004 capital expenditures will total approximately $2.0 million to $2.5 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations, our existing cash reserves and the investment needs of the business as we continue to expand our development activities.

Management has not determined how much, if any, common stock will be purchased under our $5.0 million stock repurchase program. Any such purchases will impact our cash used by financing activities in future periods.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2004 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $2.7 million, $1.7 million, $1.2 million and $6.9 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002. We did not have any capital leases as of December 31, 2003 or 2002.

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

                                                                          Payment due by period
                                                             ---------------------------------------------------
                                                                                         More than
                                                               Within 1   --------------------------------------
                                                   Total         Year      1-3 years    3-5 years     5 years
                                                ------------ ------------ ------------ ------------ ------------

Operating lease obligations....................        $6.9         $1.9         $3.4         $1.4         $0.2

Purchase obligations...........................         5.8          4.5          1.2          0.1         --
                                                ------------ ------------ ------------ ------------ ------------
    Total......................................       $12.7         $6.4         $4.6         $1.5         $0.2
                                                ============ ============ ============ ============ ============

During the second quarter of 2004, we placed purchase orders with our new foundry vendor, X-Fab, which total $1.3 million of outstanding purchase commitments as of June 30, 2004. We also entered into a new building lease for a design center in Meridian, Idaho which has future minimum lease payments totaling $0.7 million over a 62 month period.

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

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted in the current year by general economic conditions and reduction in sales of our previously de-emphasized products. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

Effective January 1, 2004, the Company adopted the provisions of FIN 46R. Under the provisions of FIN 46R, our investment in ZiLOG, MOD III, Inc. ("MOD III") was determined to be a variable interest entity and we are not the primary beneficiary. The adoption of FIN 46R did not have an impact on prior periods. The adoption of FIN 46R did not have an impact on prior periods. And accordingly, the $30.0 million book value and minority interest in MOD III were unconsolidated effective January 1, 2004. We expect to continue incurring period expenses of approximately $0.1 million to $0.2 million per quarter within special charges for the ongoing costs of maintaining the assets of MOD III in a salable state and such costs may become recoverable from any proceeds received upon the ultimate sale of MOD III assets.

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

RISK FACTORS

Risks Related to Our Business and Industry

In April 2004 we announced the closure of our MOD II wafer manufacturing facility and outsourcing of wafer production to our foundry partner, X-FAB. If we are unable to effectively complete the closure and decommissioning of MOD II and successfully transition production to X-FAB, our business and net sales could be harmed materially.

During 2003, approximately 70% of our net sales were derived from products that were manufactured in our MOD II wafer facility in Nampa, Idaho. In April 2004, our Board of Directors approved a plan to close our MOD II wafer production facility by June 30, 2004 and migrate the majority of this production into X-FAB's six-inch wafer manufacturing facility in Lubbock, Texas. A number of issues could arise in connection with our closure and decommissioning of MOD II and outsourcing of production to X-FAB, including:
  The cost of closing and decommissioning MOD II could be more expensive than anticipated;
  The closing and decommissioning could take longer than anticipated;
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

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $103.6 million for the year ended December 31, 2003, $139.6 million in 2002 and $172.3 million in 2001. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, and in February 2003 we launched our new eZ80 Acclaim! micrologic product. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until the second half of 2004. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8- bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.

Our May 2002 reorganization may have harmed our relationships with our customers, suppliers and employees, and may continue to impair our business reputation.

On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002, and we emerged from bankruptcy on May 13, 2002. The effect, if any, that our Chapter 11 case and plan of reorganization may have had, and may continue to have, upon our continued operations cannot be reasonably estimated, predicted or quantified. Some entities may be uncomfortable doing business with a company that emerged from bankruptcy approximately two years ago. The fact that we have a Chapter 11 bankruptcy on our credit record could adversely affect our relationships with our customers, suppliers and employees.

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

  The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end- user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the fourth quarter of 2000 we experienced a three-year downturn in our business cycle. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. Any economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

  Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 47% of our net sales for both 2003 and the second quarter of 2004 and the six-month period ended June 30, 2004 and approximately 44% of our net sales for 2002. In addition, our five largest distributors accounted for approximately 33% of net sales for 2003. Future Electronics accounted for approximately 18% of our net sales for 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

  We depend on relatively few major customers for a substantial portion of our sales.

  Our ten largest customers, including our distributors, accounted for approximately 68% of net sales for the second quarter of 2004 and 66% for the six-month period ended June 30, 2004, 63% of our net sales for 2003, approximately 54% of our net sales for 2002 and approximately 55% of our net sales for 2001. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely manufacture or purchase inventory based on customers' estimates of demand for their products, which is difficult to predict. We recently increased our inventory stocking levels in anticipation of the closure of our MOD II facility and the related transition of production to outside foundries. Our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

  Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

  Approximately 65% of our net sales for the six-month period ended June 30, 2004, approximately 66% of our net sales for 2003, and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

  Our current policy is that we not enter into or extend employment agreements with executives. Mr. Thorburn's employment agreement expired in May 2004 and he currently has an at-will employment relationship with us. If we are unable to retain Mr. Thorburn as our Chief Executive Officer of any of the other key executives, our business may be harmed.

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

  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may harm our business materially. For example, we recently filed suit against QuickLogic Corporation alleging that QuickLogic's FPGA and ESP products infringe claims of ZiLOG's U.S. patent number 4,670,749 and seeking to recover monetary damages resulting from the alleged infringement. While we believe we would ultimately be successful in this litigation, it is possible that QuickLogic could assert a number of defenses, such as non-infringement, or counterclaims of invalidity or unenforceability. Nonetheless, we do not currently believe that any outcomes of such defenses or counterclaims would have a material adverse effect on our business.

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

  Within the past year, we received a letter from an electronic equipment manufacturer that makes products that are competitive to certain of our key products, asserting that the sale of certain of our key products may be infringing certain patents owned by them. After having consulted with counsel, we believe that we have meritorious defenses to the assertions set forth in the letter. However, should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of this matter would not have a material adverse affect on our business.

  P>Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we may not be successful in defending ourselves against intellectual property claims. The cost of defending against patent infringement or other intellectual property litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, we could be prohibited from using or selling the infringing products or technologies and be required to pay substantial damages. Such a result could have a material adverse effect on our business.

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

  As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002, and approximately $0.7 million for 2003 and approximately $65,000 for the six months ended June 30, 2004. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

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
    closing of MOD II;
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

  From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance in the fiscal period or periods in which such charges are taken.

  We are subject to various environmental laws and regulations that could have a material adverse effect on us.

  Our manufacturing processes require us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers uses large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de- ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us, the limitation or suspension of production, or cessation of our operations. Compliance with environmental laws and regulations also could require us to acquire additional equipment or to incur substantial other expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for clean-up costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigations of environmental or employee health and safety matters.

  If we are unable to obtain adequate production capacity, our business will be harmed.

  We rely on independent third-party foundry manufacturers to fabricate all of our products since we closed MOD II in June 2004. Since we closed MOD II, industry-wide shortages in foundry capacity could harm our financial results. As a result of our fables business model, we are more vulnerable to shortages of wafer supply or price increases by our foundry suppliers. If we are unable to obtain the requisite foundry capacity to manufacture our products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers' demand for our products. Any delay in initiating production at third- party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

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

  The Sarbanes-Oxley Act of 2002 that became law in July 2002 has previously required changes in some of our corporate governance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or more costly. These new rules and regulations have made and may increasingly make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

  We have a $15.0 million senior secured revolving credit facility, under which $2.4 million in borrowings were outstanding as of June 30, 2004 and approximately $5.7 million was available for additional borrowing based on our current borrowing base. Borrowings under this credit facility are secured by substantially all of our assets. The terms of our credit facility contain restrictive covenants, which may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

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

  Our North American distributor, Future Electronics, distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

  Our directors, named executive officers and two large stockholders, who beneficially own approximately 23% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

  Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C. and funds managed by Capital Research and Management Company, beneficially owned approximately 23% of our outstanding common stock, in the aggregate, as of June 30, 2004, following the consummation of our recent underwritten offering. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

  Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of June 30, 2004, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

  The table below presents principal amounts and related average rates by year of maturity for our cash equivalents and debt obligations as of June 30, 2004 (dollars in millions):

                                                             Carrying
                                                            Value      Fair Value
                                                         ------------ ------------
Cash Equivalents:
  Fixed rate ...........................................       $35.6        $35.6
  Average interest rate ................................        0.67%        --

Short Term Debt:
  Variable-rate debt....................................        $2.4         $2.4
  Interest rate.........................................         3.7%        --

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

  Item 4. Controls and Procedures

  Evaluation of Controls and Procedures

  As of June 30, 2004, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, James Thorburn, and the Company's Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

  Item 2. Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities

  On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG's common stock trades on the Nasdaq National Market and purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

  Item 4. Submission of Matters to a Vote of Security Holders.

  On May 26, 2004, at the Company's annual meeting of stockholders, the following proposals were approved:

  Proposal 1: Election of Directors

  * Elected Michael D. Burger and Federico Faggin to serve as Group II directors until our 2007 annual meeting of stockholders.

  * Approved the appointment of Ms. Robin A. Abrams and Mr. David G. Elkins as Group I directors to serve the remainder of a 3-year term expiring at our 2006 annual meeting of stockholders.

  14,794,543 votes were cast for the election of Michael D. Burger (88% of the outstanding shares), and 915,180 votes were withheld; 14,739,493 votes were cast for the election of Federico Faggin (88% of the outstanding shares), and 970,230 votes were withheld; 14,473,300 votes were cast for the approval of the appointment of Robin A. Abrams (86% of the outstanding shares) and 1,236,423 votes were withheld; and 15,135,250 votes were cast for the approval of the appointment of David G. Elkins (90% of the outstanding shares) and 574,473 votes were withheld. Election to, or approval of appointment to, our board of directors requires an affirmative vote of a plurality of the votes present in person or represented by proxy and entitled to vote.

  Proposal 2: Ratification of Independent Auditors

  * Ratified the selection of KPMG LLP as our independent auditors for our fiscal year ending December 31, 2004.

  15,628,208 votes were cast for the foregoing proposal (93% of the outstanding shares), 75,115 votes were cast against the foregoing proposal, and 6,400 shares abstained. Approval of the foregoing proposal required an affirmative vote of a majority of the outstanding shares.

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

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

31.1       Certification of Chief Executive Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated August 11, 2004.

31.2       Certification of Chief Executive Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated August 11, 2004.

32         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, dated August 11, 2004.

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

  b) Reports on Form 8-K:

    On April 6, 2004, ZiLOG Inc. filed a Current Report on Form 8-K announcing that it closed a sale of common stock in connection with an exercise of an over-allotment option granted to its underwriters in connection with its public offering.

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

  Date: August11, 2004