Form 10-Q
period 2004-09-26
ZILOG INC
filed 2004-11-10
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X]    NO [ ]

As of November 8, 2004, there were 16,295,500 shares of the Company's Common Stock, $.01 par value outstanding.

Some of the statements under sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs from under-utilization of production capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; the ongoing transition of wafer manufacturing to third party foundries, at expected costs and at anticipated production yields; ongoing costs to maintain the remaining assets of our MOD III subsidiary in a saleable state and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "potential," "continue," or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors."

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

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 26, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and three and nine months ended September 30, 2003	**

Unaudited Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	**

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, and September 30, 2003	**

Notes to Unaudited Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securiities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,             September 30,
                                                         ------------------------- -------------------------
                                                             2004         2003         2004         2003
                                                         ------------ ------------ ------------ ------------
Net sales...............................................       $22.8        $26.0        $76.7        $76.9
Cost of sales...........................................        12.4         13.3         39.2         41.9
                                                         ------------ ------------ ------------ ------------
Gross margin............................................        10.4         12.7         37.5         35.0

Operating expenses:
  Research and development..............................         5.2          4.5         15.6         13.1
  Selling, general and administrative...................         7.2          7.2         21.8         20.4
  Special charges and reorganization items..............        (1.9)         1.3          6.3          3.2
  Amortization of intangible assets.....................         1.0          1.7          3.1          5.1
                                                         ------------ ------------ ------------ ------------
     Total operating expenses...........................        11.5         14.7         46.8         41.8
                                                         ------------ ------------ ------------ ------------
Operating loss..........................................        (1.1)        (2.0)        (9.3)        (6.8)

Other income (expense):
  Interest income.......................................         0.1          0.1          0.2          0.2
  Interest expense......................................        (0.1)        (0.1)        (0.2)        (0.3)
  Other, net............................................         --           --            (0)         0.2
                                                         ------------ ------------ ------------ ------------
Loss before income taxes................................        (1.1)        (2.0)        (9.4)        (6.7)
Provision (benefit) for income taxes....................         0.9          --          (0.2)         0.2
                                                         ------------ ------------ ------------ ------------
Net loss ...............................................       ($2.0)       ($2.0)       ($9.2)       ($6.9)
                                                         ============ ============ ============ ============
Basic ans diluted net loss per share....................      ($0.12)      ($0.13)      ($0.58)      ($0.48)
                                                         ============ ============ ============ ============
Shares used in computing basic and diluted
   net loss per share...................................        16.4         14.3         15.9         14.3
                                                         ============ ============ ============ ============

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                        Sep. 30,    Dec. 31,
                                                          2004        2003
                                                       ----------- -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents...........................      $39.5       $22.0
  Accounts receivable, less allowance for doubtful
    accounts of $0.3 at September 30, 2004, and at
    December 31, 2003.................................        8.4        13.0
  Inventories.........................................       12.3         9.6
  Prepaid expenses and other current assets...........        3.1         3.8
  Deferred tax asset..................................        2.4        --
                                                       ----------- -----------
          Total current assets........................       65.7        48.4
                                                       ----------- -----------

MOD III assets held for sale..........................       --          30.0
MOD II assets held for sale...........................        7.8        --
Net property, plant and equipment.....................        6.7        18.1
Goodwill..............................................        9.5        16.9
Intangible assets, net................................        8.3        11.5
Other assets..........................................        7.3         9.0
                                                       ----------- -----------
                                                           $105.3      $133.9
                                                       =========== ===========
        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.....................................     $ --          $5.0
  Accounts payable....................................       10.9         8.6
  Accrued compensation and employee benefits..........        3.6         3.7
  Other accrued liabilities...........................        2.5         2.5
  Accrued special charges.............................        1.2         0.2
  Deferred income on shipments to distributors........        5.7         7.4
                                                       ----------- -----------
          Total current liabilities...................       23.9        27.4
                                                       ----------- -----------

Deferred income taxes.................................        2.3         9.9
Other non-current tax liabilities.....................        5.9         5.9
                                                       ----------- -----------
          Total liabilities...........................       32.1        43.2
                                                       ----------- -----------

Minority interest in MOD III assets...................       --          30.0

Stockholders' equity:
  Common Stock........................................        0.2         0.1
  Additional paid-in capital..........................      121.7        96.4
  Deferred stock compensation.........................       (1.2)       (2.0)
  Treasury stock......................................       (6.4)       (1.9)
  Accumulated deficit.................................      (41.1)      (31.9)
                                                       ----------- -----------
          Total stockholders' equity..................       73.2        60.7
                                                       ----------- -----------
Total liabilities, minority interest and
  stockholders' equity................................     $105.3      $133.9
                                                       =========== ===========

See accompanying notes to unaudited condensed consolidated financial stateme

ZiLOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -------------------------
                                                                   2004         2003
                                                               ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................       ($9.2)       ($6.9)
Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Amortization of fresh-start intangible assets............         3.2          5.1
     Deferred income taxe assets and liabilities..............       (10.0)        (2.8)
     Depreciation and other amortization......................         2.4          4.3
     Loss on asset disposal...................................         0.1          --
     Impairment of equity investment..........................         --           0.2
     Impairment of long lived assets..........................         5.4          0.2
     Stock-based compensation.................................         1.5          1.2
Changes in operating assets and liabilities:
     Accounts receivable......................................         4.6         (0.2)
     Inventories..............................................        (2.7)         0.8
     Prepaid expenses and other current and
       noncurrent assets......................................         2.3          1.3
     Goodwill adjustment......................................         7.4          --
     Accounts payable.........................................         2.3         (1.2)
     Accrued compensation and employee benefits...............        (0.2)        (3.3)
     Deferred income on shipments to distributors.............        (1.7)        (1.9)
     Other accrued liabilities and accrued
       special charges........................................         1.0          1.1
                                                               ------------ ------------
        Net cash provided (used) by operating activities......         6.4         (2.1)
                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................        (4.2)        (1.6)
                                                               ------------ ------------
        Cash used by investing activities.....................        (4.2)        (1.6)
                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from public stock offering, net of
      offering costs..........................................        24.4          --
   Proceeds from issuance of common stock under stock
      purchase plans..........................................         0.4          --
   Repayments of short-term debt..............................        (5.0)        (1.9)
   Payments for treasury stock redemptions....................        (4.5)        (1.8)
                                                               ------------ ------------
        Cash provided (used) by financing activities..........        15.3         (3.7)
                                                               ------------ ------------
Increase (decrease) in cash and cash equivalents..............        17.5         (7.4)
Cash and cash equivalents at beginning of period..............        22.0         29.4
                                                               ------------ ------------
Cash and cash equivalents at end of period....................       $39.5        $22.0
                                                               ============ ============
Supplemental disclosure of cash flow information:
   Interest paid during period................................        $0.2         $0.3
   Income taxes paid during period............................        $1.5         $1.7

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report filed on Form 10-K with the Securities and Exchange Commission, File Number 001-13748 for the fiscal year ended December 31, 2003, filed on March 30, 2004.

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

The results of operations for the nine months ended September 30, 2004 include the following:

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split.

On March 12, 2004, the Company's common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently April 6, 2004 through exercise of over allotment, the Company raised approximately $24.4 million through the sale of 2,252,100 shares of its common stock at a price $12.50 per share in a public offering of its stock (see Note 13).

On April 16, 2004, the Company announced the closure of its MOD II five-inch wafer manufacturing facility in Nampa, Idaho ("MOD II"). In association with this decision, the Company has recorded special charges of $9.6 million reflecting the impairment of long lived assets and costs to cease operations, including employee severance costs as of September 30, 2004 (See Note 4).

On September 24, 2004, the Company received $4.8 million after the completion of the sale of substantially all of MOD III's manufacturing equipment to STMicroelectronics ("STM") as reimbursement for certain costs of maintaining the assets of MOD III, Inc. ("MOD III") in a salable condition. Such reimbursement is included within the caption special charges and credit in the Company's statement of operations for the three-month and nine-month periods ended September 30, 2004 (See Note 5).

The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to OEM customers is recognized upon transfer of legal title, which occurs at time of shipment or upon delivery to the customer, depending upon the FOB terms. Revenue on these sales is reported net of appropriate allowances for returns, which are recorded at the time of revenue recognition and represent the Company's only post-sale obligations. Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the condensed consolidated balance sheets on a net basis as "Deferred income on shipments to distributors."

Royalty Income and Expenses. The Company licenses certain intellectual property to and from third parties under royalty arrangements. Royalty amounts received from third parties are included in net sales of the Micrologic business line when there are no further obligations due from the Company to the licensees at the time of receipt. Royalty revenues for the nine- month periods ended September 30, 2003 and 2004 were $1.4 million and $1.9 million, respectively. Royalty amounts paid to third parties are accrued to cost of sales in the period in which the underlying products containing or utilizing the licensed intellectual property are sold to customers. Royalty expenses were $0.3 million during both of the nine-month periods ended September 30, 2003 and 2004.

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. In the third quarter of 2004, the Company reviewed its intangible assets and determined that there was no impairment indicated at that time. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's "fresh start" reporting, as prescribed by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon its emergence from bankruptcy in May 2002, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. Upon its emergence from bankruptcy, the Company recorded Goodwill of $26.7 million.

Intangible assets. The separable intangible assets identified in connection with SOP 90-7 "fresh start" accounting and its associated amortization are included in the condensed consolidated balance sheet as follows (in millions):

                                                   Current       Brand
                                                  Technology      Name         Total
                                                 ------------ ------------ -------------
Gross carrying amount...........................       $17.0         $9.2         $26.2
Accumulated amortization........................        14.6          3.3          17.9
                                                 ------------ ------------ -------------
Carrying amount at September 30, 2004...........        $2.4         $5.9          $8.3
                                                 ============ ============ =============

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                            Current        Brand         Total
             Year          Technology       Name      Amortization
      ------------------ -------------- ------------ --------------
      October-December 20         $0.6         $0.4           $1.0
             2005                  1.1          1.1            2.2
             2006                  0.4          1.0            1.4
             2007                  0.2          0.8            1.0
             2008                  0.1          0.7            0.8
          Thereafter              --            1.9            1.9
                         -------------- ------------ --------------
            Total                 $2.4         $5.9           $8.3
                         ============== ============ ==============

Goodwill. The goodwill recorded and adjustments to such values since the inception of "fresh start" reporting in May 2003 included in the Company's condensed consolidated balance sheets are summarized as follows (in millions):

Goodwill recorded May 13, 2002..............       $26.7
Adjustments of tax deferred charge..........         7.9
Adjustment in other non-current
   liabilities..............................       (17.7)
                                             ------------
Balance at December 31, 2003................       $16.9
Adjustmentin deferred tax liability.........        (7.4)
                                             ------------
Balance at September 30, 2004...............        $9.5
                                             ============

During 2003, the Company reassessed its deferred income tax liabilities and income tax contingencies a reduced the associated liabilities as an adjustment to goodwill. The $7.4 million adjustment of goodwill in 2004 represents release of valuation allowance and recognition of net deferred income tax assets that existed at the Company's May 13, 2002 date of reorganization. During the third quarter of 2004, it became apparent that such deferred tax assets were likely to be realized.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, taxation valuation allowances, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Research and Development Expenses. ZiLOG's policy is to record all research and development expenditures with no future alternative use as period expenses when incurred. In-process research and development charges are recorded for partially developed semiconductor product designs that have not reached technological feasibility and have no alternative future use on the date they were acquired or as valued for "fresh start" reporting.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of September 30, 2004, there were two individual customers with net accounts receivable each comprising 10% or more of total net accounts receivable. The Company had unsecured accounts receivable due from Future Electronics, Inc. and Thomson Consumer Electronics at September 30, 2004 of approximately $1.3 million each.

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

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Net loss - as reported..........................       ($2.0)       ($2.0)        ($9.2)       ($6.9)
Add stock-based employee compensation
    expense included in reported net
    loss, net of tax in 2004....................         0.2          0.3           0.9          1.2
Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax in 2004..............        (0.5)        (0.4)         (1.9)        (1.9)
                                                 ------------ ------------ ------------- ------------
Net loss - proforma.............................       ($2.3)       ($2.1)       ($10.2)       ($7.6)
                                                 ============ ============ ============= ============

The fair value of options granted in 2003 and 2004 under the Company's 2002 and 2004 Omnibus Stock Incentive Plans were estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Risk free interest rate.........................         3.2%         3.0%          3.2%         3.0%
Estimated life in years.........................            5            5            5             5
Dividend yield..................................        --           --           --            --
Volatility......................................        46.9%        84.2%         46.9%        84.2%

The fair value of shares purchased under the 2004 Employee Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model. The following assumptions were used:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Risk free interest rate.........................        2.20%        --    1.81% to 2.2%        --
Estimated life in years.........................       0.313         --           0.313         --
Dividend yield..................................        --           --           --            --
Volatility......................................        46.9%        --            50.1%        --

The weighted average value of options granted and weighted-average fair value of employee stock purchases are as follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Weighted-average value of options granted
   during the period............................       $8.36        $7.90         $9.57        $5.53
Weighted-average fair value of employee
   stock purchases during the period............       $4.82        $5.52         $3.91        $5.52

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

Substantially all of the equipment of MOD III was sold on July 16, 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue incurring period expenses totaling approximately $0.3 million per quarter for the ongoing costs of maintaining the remaining assets of MOD III which has been recorded as a special charge fro the three months ended September 30, 2004 Also, under the terms of the MOD III, Inc. Series A preferred stock liquidation preference, approximately $4.8 million of historical costs incurred by the Company on behalf of MOD III, Inc. to maintain its assets in saleable condition was reimbursed to the Company from the net proceeds received from the sale of MOD III's assets.  Such reimbursement is included within the caption special charges and credit in the Company's condensed consolidated statement of operations for the three-month and nine- month periods ended September 30, 2004. See Note 14.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first- out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

                                               Sep. 30,     Dec. 31,
                                                 2004         2003
                                             ------------ ------------
     Raw materials..........................        $0.7         $0.6
     Work-in-process........................         5.8          6.7
     Finished goods.........................         5.8          2.3
                                             ------------ ------------
                                                   $12.3         $9.6
                                             ============ ============

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in millions):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             ------------------------- -------------------------
                                                 2004         2003         2004         2003
                                             ------------ ------------ ------------ ------------
Asset impairments:
   MOD II assets............................       $--          $--           $5.4        $--
   Other....................................        --            0.2         --            0.4
Restructuring of operations:
   Employee severance and termination
     benefits, other........................        --            0.6          0.1          1.3
   MOD II employee severance and
     termination benefits...................        --           --            1.8         --
   MOD II period maintenance and
     closure costs..........................         2.3         --            2.4         --
   MOD III period maintenance and
     closure costs..........................         0.6          0.4          1.3          1.0
   MOD III reimbursement, all period
     costs..................................        (4.8)        --           (4.8)        --
Professional fees for debt
   restructuring............................        --            0.1          0.1          0.5
                                             ------------ ------------ ------------ ------------
                                                   ($1.9)        $1.3         $6.3         $3.2
                                             ============ ============ ============ ============

These charges can be summarized as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             ------------------------- -------------------------
                                                 2004         2003         2004         2003
                                             ------------ ------------ ------------ ------------
MOD II activity items.......................        $2.3        $--           $9.6        $--
MOD III activity items......................        (4.2)         0.4         (3.5)         1.0
Other.......................................        --            0.9          0.2          2.2
                                             ------------ ------------ ------------ ------------
                                                   ($1.9)        $1.3         $6.3         $3.2
                                             ============ ============ ============ ============

On April 16th, 2004, the Company announced the closure of its MOD II five- inch wafer manufacturing facility in Nampa, Idaho and the related transfer of MOD II production activities to its foundry partner, X-FAB, in Lubbock, Texas. MOD II ceased production operations on July 9, 2004. As a result, for the three-month period ended September 30, 2004, the Company incurred $2.3 million in sustaining costs for post-closure maintenance of the MOD II facility. Additionally, MOD III sustaining costs for post-closure maintenance incurred by the Company totaled $0.6 million, which was offset by $4.8 million reimbursement for these costs from the sale of the MOD III equipment to STMicroelectronics, in July, 2004. See Note 5 below.

As a result of the closure of MOD II, for the nine-month period ended September 30, 2004, the Company incurred the following special charges : (1) employee severance and termination benefits of approximately $1.8 million for approximately 125 people; (2) asset impairment charges of $5.4 million related to the write-down of MOD II long-lived assets to their estimated fair values; and (3) sustaining costs for post-closure maintenance of $2.4 million.

Additionally, for the nine-month period ended September 30, 2004, the Company incurred approximately $1.3 million of special charges for sustaining costs for post-closure maintenance of the MOD III facility, offset by the $4.8 million reimbursement received from the sale of the MOD III equipment to STM.

The costs for MOD II and MOD III consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties. Approximately $0.1 million of special charges during the period relate to third-party professional legal service fees associated with the Company's debt and equity restructuring of May 2002, and $0.1 million severance and termination benefits related to the Company's continued efforts to align infrastructure costs to business-level requirements.

The Company's estimates used to determine the fair value of MOD II land and buildings during the second quarter of 2004 were based upon an independent appraisal from a third party. There can be no assurance that the value the Company will realize from the ultimate sale or disposition of these assets will be equal to the estimated fair values. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the estimated fair value, the Company's future results of operations could be adversely impacted. See Note 14.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

                                                                              MOD II
                                                  Severance     MOD III       Period
                                                     and         Period     Maintenance      Debt
                                                 Termination  Maintenance   and Closure  Restructur-
                                                   Benefits      Costs         Costs         ing         Total
                                                 ------------ ------------ ------------- ------------ ------------
    Balance at December 31, 2003................       $ --          $0.2        $ --          $ --          $0.2
    Provisions to special charges...............         1.9          1.3           2.4          0.1          5.7
    Provisions to cost of sales relating to
       MOD II closure...........................         0.4        --           --            --             0.4
    Cash paid...................................        (2.0)        (1.3)         (1.7)        (0.1)        (5.1)
                                                 ------------ ------------ ------------- ------------ ------------
    Balance at Sep. 30, 2004....................        $0.3         $0.2          $0.7        $ --          $1.2
                                                 ============ ============ ============= ============ ============

During the three months ended September 30, 2003, ZiLOG incurred approximately $1.3 million of special expenses, which included severance, and termination benefits of $0.6 million relating to a reduction-in-force at the Company's Philippine's test facility, and severance costs associated with elimination of certain administrative positions, primarily in San Jose. Approximately $0.4 million of special charges for the period relate to continuing post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for sale of the property.

Restructuring of operations during the nine-month period ended September 30, 2003 of $3.2 million included severance and termination benefits of $1.3 million, which primarily related to a reduction-in-force at the Company's Nampa, Idaho manufacturing plant and Philippine's test facility and approximately $1.0 million of post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges during the nine-month period ended September 30, 2003 relate to third- party professional fees for legal and accounting services to register 11.7 million shares of common stock as required by the Company's 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of the Company's May 2002 debt and equity restructuring activities.

NOTE 5. SALE OF MOD III EQUIPMENT

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STM for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. In September 2004, MOD III paid dividends and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after paying for reimbursements totaling approximately $4.8 million to ZiLOG and $1.0 million for transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs. Reimbursements to ZiLOG were to pay certain costs of maintaining MOD III in a saleable condition on MOD III's behalf that had been previously recorded in special charges and credits.

NOTE 6. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers ("OEM") in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. As described in the first paragraph of Note 4, the Company's internal wafer fabrication operations were terminated and are now entirely outsourced, effective July 11, 2004. The Company's Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines, micrologic devices and other devices. The following table represents the net sales by business line for each of the periods indicated (in millions):

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Net sales by busines line:
   Micrologic Devices:
     8-bit Microcontrollers and
     Microprocessors............................       $15.7        $15.8         $54.1        $48.9
                                                 ------------ ------------ ------------- ------------
   Other Devices:
     Serial Communications Controllers..........        $3.6         $3.9         $11.7        $10.4
     Modems.....................................         1.0          1.3           2.3          2.3
     IrDA transceivers..........................         0.5          0.7           1.7          1.8
     Television, PC peripherals and other.......         1.6          1.1           3.5          4.0
                                                 ------------ ------------ ------------- ------------
       Total....................................        $6.7         $7.0         $19.2        $18.5
                                                 ------------ ------------ ------------- ------------
     Base business (excluding foundry)..........       $22.4        $22.8         $73.3        $67.4
   Foundry services.............................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
     Total sales................................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Net sales by region:
Americas........................................       $10.6        $12.4         $34.5        $34.3
Asia............................................         8.8          7.3          28.3         23.2
Europe..........................................         3.0          3.1          10.5          9.9
                                                 ------------ ------------ ------------- ------------
Base business...................................        22.4         22.8          73.3         67.4
                                                 ------------ ------------ ------------- ------------
America's foundry services......................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
   Total sales..................................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

Net sales by channel:
OEM.............................................       $10.2        $11.3         $35.7        $31.1
Distributor.....................................        12.2         11.5          37.6         36.3
                                                 ------------ ------------ ------------- ------------
Base business...................................        22.4         22.8          73.3         67.4
                                                 ------------ ------------ ------------- ------------
OEM foundry services............................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
   Total sales..................................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

Major customers: During the three months ended September 30, 2004, one distributor, Future Electronics, Inc. ("Future"), accounted for approximately 23.8% of net sales. Future is a worldwide distributor of product with an exclusive arrangement for distribution of the Company's products in North America. During the three months ended September 30, 2003, two customers, Future and OEM customer, GlobespanVirata, Inc. ("Globespan") accounted for approximately 17.7% and 12.2% of net sales, respectively. During the nine months ended September 30, 2004, two customers, Future and SMK Corporation, an OEM customer, accounted for approximately 19.8% and 10.4% of net sales, respectively. During the nine months ended September 30, 2003, two customers, Future and Globespan, accounted for approximately 17.6% and 12.3% of net sales, respectively.

NOTE 7. SHORT-TERM DEBT

Upon consummation of the Reorganization Plan, ZiLOG entered into a senior secured financing facility (the "Facility") with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at ZiLOG's option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. The Facility has a LIBOR-based rate of 4.3% and, as a result of certain limitations, had additional borrowing capacity available of $3.9 million. The Facility is scheduled to mature on May 13, 2005. As of September 30, 2004, the Company had no borrowings and $0.2 million of standby letters of credit issued to vendors under the Facility.

The Company is subject to certain financial covenants under this Facility, including tangible asset and fixed charge coverage ratio, only if the total of the Company's cash, cash equivalents and availability on the revolver are less than $7.5 million at the end of any fiscal period. Since the Company's cash balance exceeds the minimum requirements at September 30, 2004, ZiLOG is in compliance with its revolving debt covenants.

NOTE 8. CONTINGENCIES

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

NOTE 9. INCOME TAXES

The Company's income tax benefit for the nine-month period ended September 30, 2004 reflects an estimated effective tax benefit at a rate of 2% for of the year ending December 31, 2004. This rate is based on the Company's current forecast of profits and losses for each taxable jurisdiction in which it operates, including the taxable gains and charges for closure and sales of certain assets of the MOD II and MOD III wafer manufacturing facilities in Nampa, Idaho. In order to align the Company's expected tax rate for the 2004 fiscal year, there was a $0.9 million income tax provision recorded in the third quarter of 2004. The Company's 2003 tax provision included, taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes including amortization of intangible assets, stock compensation expense and depreciation of U.S. based property, plant and equipment. Additionally, the Company's tax provision in 2004 and 2003 includes amortization of tax deferred charges relating to the establishment of its international structure and accretion of deferred tax liabilities relating to timing differences resulting from fresh start accounting. The Company provides for income tax expense in foreign jurisdictions where its operations generate profits that are taxable.

NOTE 10. MINORITY INTEREST IN MOD III ASSETS

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

As described in Note 5, the MOD III equipment was sold in July 2004 and subsequently, in September 2004, the following distributions were made by MOD III (in millions):

cash proceeds received upon sale of
  MOD III assets............................       $26.0
Transaction expenses........................        (1.0)
Reimbursement to ZiLOG......................        (4.8)
                                             ------------
Net proceeds................................       $20.2
                                             ============
Distribution to MOD III Series A
   preferred stockholders:
Dividends paid..............................        $7.2
Partial Series A preferred stock redemption.        13.0
                                             ------------
                                                   $20.2
                                             ============

NOTE 11. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             ------------------------- -------------------------
                                                 2004         2003         2004         2003
                                             ------------ ------------ ------------ ------------
Net loss....................................       ($2.0)       ($2.0)       ($9.2)       ($6.9)
                                             ============ ============ ============ ============
Weighted-average shares outstanding.........        16.5         14.6         16.1         14.7
Less: Weighted-average shares subject
    to repurchase...........................        (0.1)        (0.3)        (0.2)        (0.4)
                                             ------------ ------------ ------------ ------------
Weighted-average shares used in
   computing basic and diluted net
   loss per share...........................        16.4         14.3         15.9         14.3
                                             ------------ ------------ ------------ ------------
Basic and diluted net loss per share........      ($0.12)      ($0.13)      ($0.58)      ($0.48)
                                             ============ ============ ============ ============

Weighted average shares subject to repurchase represent unvested restricted stock that the Company has the right to repurchase. For the three months ended September 30, 2004 and September 30, 2003, options to purchase approximately 1.9 and 1.3 million shares of common stock at a weighted average exercise price of $7.40 and $5.48, respectively, and for the nine months ended September 30, 2004 and September 30, 2003, options to purchase approximately 1.6 million and 1.2 million shares of common stock at a weighted average exercise price of $7.40 and $5.48, respectively were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At September 30, 2004 and 2003, there were 16,315,575 and 14,545,023 common shares issued and outstanding, respectively.

NOTE 12. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in any of the three-month or nine-month periods ended September 30, 2004 or September 30, 2003.

NOTE 13. COMMON STOCK AND TREASURY STOCK REPURCHASES

Stock Repurchase Program: On April 17, 2003, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of September 30, 2004, 405,164 shares had been repurchased under this program and from employees and former employees pursuant to repurchase rights at a cost of $2.1million. Additionally, on July 29, 2004 the Company's Board of Directors approved the 2004 stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. As of September 30, 2004, the Company has repurchased 551,700 shares of its common stock at an aggregate cost of $4.3 million under this program.

In February 2004, the Company repurchased 22,500 shares of restricted common stock from a former employee for approximately $136,000, which is net of a partial loan forgiveness of approximately $32,000. The Company recorded the purchase of the common shares as treasury stock and recorded the forgiveness of the loan as additional compensation cost.

Treasury stock repurchases can be summarized as follows ($ in millions):

                                                                   Nine Months Ended
                                                                     September 30,
                                             ---------------------------------------------------
                                                          2004                      2003
                                             ------------------------- -------------------------
                                                Stock        $ COST       Stock        $ COST
                                             ------------ ------------ ------------ ------------
Market repurchases..........................     551,700         $4.3         --         $ --
Non-Market repurchases......................      22,500          0.2      357,664          1.8
                                             ------------ ------------ ------------ ------------
Total Treasury Stock........................     574,200         $4.5      357,664         $1.8
                                             ============ ------------ ------------ ============
                                                                 $5.0      500,000
                                                          ============ ============

On March 12, 2004, the Company was listed on the NASDAQ national market and concurrently sold 2.0 million shares of common stock to the public at $12.50 per share. On that date, certain existing stockholders also sold 2.0 million shares of the Company's common stock that resulted in no proceeds to the Company. On April 6, 2004 the underwriters of the offering exercised a portion of their over-allotment option and acquired 252,100 shares of common stock at $12.50 per share. Below is a summary of the stock sales and net proceeds received by the Company (in millions):

                                               Initial        Over
                                                Stock      Allotment
                                                 Sale        Option       Total
                                             ------------ ------------ ------------
    Number of shares sold...................         2.0          0.3          2.3
  Offering Proceeds:
    Gross proceeds ($12.50/share)...........       $25.0         $3.1        $28.1
    Less underwriters' discounr of 6.5%.....       ($1.6)       ($0.2)       ($1.8)
    Less offering expenses..................       ($1.8)       ($0.1)       ($1.9)
                                             ------------ ------------ ------------
    Net proceeds received by ZiLOG..........       $21.6         $2.8        $24.4
                                             ============ ============ ============

NOTE 14. SUBSEQUENT EVENT

Sale of MOD II Equipment

On September 27, 2004, ZiLOG announced the sale of all of its wafer manufacturing equipment and related assets of its MOD II facility in Nampa, Idaho, to STM, for an aggregate consideration of $5.8 million net of selling costs and expenses. This transaction, including cash received and assets sold, was consummated and will be reported within the three-month period ending December 31, 2004. The carrying value of the assets that are being sold is $4.2 million. The expected gain upon the sale of these assets will be recorded in special charges and credits during the December 2004 quarter. Upon completion of the sale, the remaining assets of MOD II will consist of land and buildings with a carrying value of $3.6 million classified as assets held for sale on the Company's balance sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2003 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Estimating write-downs of excess and obsolete inventories. Each inventory component is initially assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. Write- offs of excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. Consistent with the Company's policies and procedures, management often adjusts the reserves computed by the algorithm to reflect specific facts and circumstances such as transitional inventory requirements when production moves from one location to another. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write- downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

The intangible assets created by the adoption of "fresh start" accounting on our emergence from bankruptcy consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. The goodwill is not subject to amortization, but is tested for impairment at least annually, as required by FAS 142.

We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We perform the annual impairment test for goodwill in the third quarter of each year, unless the existence of triggering events indicates that an earlier review should be performed. As of September 30, 2004, there was no indication of impairment of the Company's intangible assets carrying value.

Following the April 2004 announcement of the closure of our MOD II facility, we recorded asset impairment charges of $5.4 million, to reflect the excess of book value over the current estimated fair value of our MOD II fixed assets as prescribed under SFAS No. 144. The estimates we used to determine fair value of MOD II land and buildings were based upon an independent appraisal and the fair value of MOD II equipment was determined based upon offers to purchase these assets that had been received from independent third parties during the second quarter of 2004. There can be no assurance that the ultimate value that we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair value. As of September 30, 2004, the carrying value of MOD II assets held for sale was $7.8 million, of which $4.2 million was subsequently sold to STM (see Note 14). The carrying value of MOD II assets held for sale after the consummation of the equipment sale to STM will be $3.6 million. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

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

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Net sales by region:
Americas........................................       $10.6        $12.4         $34.5        $34.3
Asia............................................         8.8          7.3          28.3         23.2
Europe..........................................         3.0          3.1          10.5          9.9
                                                 ------------ ------------ ------------- ------------
Base business...................................        22.4         22.8          73.3         67.4
                                                 ------------ ------------ ------------- ------------
America's foundry services......................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
   Total sales..................................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

Net sales by channel:
OEM.............................................       $10.2        $11.3         $35.7        $31.1
Distributor.....................................        12.2         11.5          37.6         36.3
                                                 ------------ ------------ ------------- ------------
Base business...................................        22.4         22.8          73.3         67.4
                                                 ------------ ------------ ------------- ------------
OEM foundry services............................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
   Total sales..................................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

Net sales by busines line:
   Micrologic Devices:
     8-bit Microcontrollers and
     Microprocessors............................       $15.7        $15.8         $54.1        $48.9
                                                 ------------ ------------ ------------- ------------
   Other Devices:
     Serial Communications Controllers..........        $3.6         $3.9         $11.7        $10.4
     Modems.....................................         1.0          1.3           2.3          2.3
     IrDA transceivers..........................         0.5          0.7           1.7          1.8
     Television, PC peripherals and other.......         1.6          1.1           3.5            4
                                                 ------------ ------------ ------------- ------------
       Total Other Devices......................        $6.7         $7.0         $19.2        $18.5
                                                 ------------ ------------ ------------- ------------
     Base business (excluding foundry)..........       $22.4        $22.8         $73.3        $67.4
   Foundry services.............................         0.4          3.2           3.4          9.5
                                                 ------------ ------------ ------------- ------------
     Total net sales............................       $22.8        $26.0         $76.7        $76.9
                                                 ============ ============ ============= ============

Other key indices relevant in understanding our business and financial performance include the following metrics:

                                                As of Sep. 30, and for
                                                the three month periods
                                                      then ended
                                             -------------------------
                                                 2004         2003
                                             ------------ ------------
Days sales outstanding......................      34           39
Net sales to inventory ratio (annualized)...     7.4          10.5
Weeks of inventory at distributors..........      10           11
Current ratio...............................     2.7          1.6

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Day's sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is calculated as our ending net accounts receivable divided by our average daily net sales during the period and it is influenced largely by the timing and mix of our customer billings and collections. At September 30, 2004, our DSO was 34 days, which is lower than our 2003 levels. This improvement in DSO reflects lower sales levels in the third quarter of 2004 compared to 2003, and higher collections as a percentage of accounts receivable during the third quarter of 2004 versus the same period in 2003.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those that other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased in the third quarter of 2004 as compared to the same period in 2003 as we increased our inventory levels in the second quarter of 2004 to build "bridge" inventory during the first half of 2004 in order to minimize risks of supply of products to our customers following our decision to close our MOD II wafer manufacturing facility in Nampa, Idaho and move production of these products to X-FAB, a third-party foundry wafer manufacturer. The majority of these products are now manufactured in X-FAB's six-inch wafer manufacturing facility in Lubbock, Texas

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. Although our distributors in various regions of the world maintain different inventory stocking levels, overall our goal is to maintain 10 to 13 weeks of inventories at our distributors to satisfy their end demand.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio improved markedly as of September 30, 2004 compared to September 30, 2003 primarily due to an increase in cash from the proceeds of our March 2004 common stock offering.

Three and Nine-Month Periods Ended September 30, 2004 and 2003

Net Sales. Overall, our net sales of $22.8 million for the three- months ended September 30, 2004, represents a decrease of 12% from net sales of $26.0 million of net sales during the same period of 2003. For the nine months ended September 30, 2004, net sales were $76.7 million, which is flat with net sales of $76.9 million during the same period of 2003.

Net sales of our Micrologic devices were relatively consistent at $15.7 million for the three months ended September 30, 2004, compared to net sales of $15.8 million in the three months ended September 30, 2003. For the nine months ended September 30, 2004, net sales of our Micrologic devices were $54.1 million or 11% higher than net sales of Micrologic devices during the three months ended September 30, 2003. The increase in Micrologic sales during the nine-month period of 2004 compared to 2003, reflect a marked increase in unit sales of our Infra-Red (IR) remote control devices to our large OEM customers that make universal remote control products. In addition, we experienced a $1.5 million increase in flash-based Micrologic sales in the nine-month period ended September 30, 2004 compared to the same period of 2003, offset by lower sales of our legacy Z8 flash-based micrologic devices. Overall, we anticipate that market demand and net sales for our general purpose microcontrollers will decline over time as a result of customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology and the need for further integration of peripheral functions and capabilities. Since November 2002, we have released our new Z8 Encore!, eZ80 Acclaim! and Z8 Encore! XP products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Orders for our embedded flash microcontroller products totaled $1.9 million for the three months ended September 30, 2004, as our design wins with customers move to production and therefore product needs.

Net sales of our other devices for the three months ended September 30, 2004 decreased 4% to $6.7 million, which is down from $7.0 million in the same period of 2003, reflecting slight decreases in unit demand for serial communication controllers, modem and IrDA transceiver devices. For the nine months ended September 30, 2004, net sales of our other devices were $19.2 million or 4% above net sales during the same period of 2003. The increase in net sales during the nine-month period of 2004 compared to the same period of 2003 reflects higher unit shipments of Serial Communications Controllers primarily to telecommunications and PC peripheral customers.

Net sales of Foundry Services, for the three-month and nine-month periods ended September 30, 2004 decreased 88% and 64%, respectively, compared to the same periods in 2003. Overall, our Foundry business has been opportunistic and is solely dependent on the needs of one customer. We are not anticipating significant foundry business since we closed our MOD II wafer fabrication facility in July 2004.

Gross Margin. Our cost of sales primarily represents manufacturing- related costs associated with wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 46% in the three months ended September 30, 2004, down from 49% in the same period of 2003. For the three-month period ended September 2004, gross margin declined compared to the same period in 2003 as a result of incremental costs incurred to facilitate the migration and qualification of manufacturing from our MOD II facility to X-FAB. For the nine months ended September 30, 2004 our gross margin was 49% compared to 46% in the same period of 2003. The improvement in overall gross margin for the nine month period ended September 30, 2004 compared to the same periods of 2003 reflects cost reductions in manufacturing and improved utilization of manufacturing capacity. In addition, during the nine months ended September 30, 2004, we incurred one-time charges totaling $0.6 million relating to closure expenses for our MOD II wafer facility which were offset by incremental royalty revenue of $0.7 million resulting from a royalty audit. The majority of products that were previously manufactured in our five-inch wafer manufacturing facility have been transferred to X-FAB's six- inch facility in Lubbock, Texas. We will continue to purchase our 0.35 micron wafers from our foundries primarily in Taiwan, including wafers for our new embedded flash based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses. Research and development expenses were $5.2 million in the three months ended September 30, 2004, reflecting a 16% increase from the $4.5 million of research and development expenses reported in the three months ended September 30, 2003. On a year-to-date basis, research and development expenses increased 19% to $15.6 million. The increase in research and development spending in 2004 reflects continued investments in new products, including out latest line of Flash-based Microcontrollers, the Z8Encore!XP™. We are also investing in product development to add peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the Infra red remote control market segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.2 million in the three months ended September 30, 2004 were consistent with the $7.2 million in the three months ended September 30, 2003. On a year-to-date basis, selling, general and administrative expenses increased $1.4 million, or 7%, to $21.8 million. The increase in our selling, general and administrative spending for nine-month period of 2004, compared to 2003 primarily reflects higher incentive commissions commensurate with our increased number of sales reps and higher legal costs associated with our initial public offering. Additionally, the Company has incurred approximately $0.4 million of additional expenses for the nine months ended September 30, 2004, associated with compliance work for the Sarbanes Oxley Act of 2002.

Special Charges. Special charges for each period indicated were as follows (in millions):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             ------------------------- -------------------------
                                                 2004         2003         2004         2003
                                             ------------ ------------ ------------ ------------
Asset impairments:
   MOD II assets............................       $--          $--           $5.4        $--
   Other....................................        --            0.2         --            0.4
Restructuring of operations:
   Employee severance and termination
     benefits, other........................        --            0.6          0.1          1.3
   MOD II employee severance and
     termination benefits...................        --           --            1.8         --
   MOD II period maintenance and
     closure costs..........................         2.3         --            2.4         --
   MOD III period maintenance and
     closure costs..........................         0.6          0.4          1.3          1.0
   MOD III reimbursement, all period
     costs..................................        (4.8)        --           (4.8)        --
Professional fees for debt
   restructuring............................        --            0.1          0.1          0.5
                                             ------------ ------------ ------------ ------------
                                                   ($1.9)        $1.3         $6.3         $3.2
                                             ============ ============ ============ ============

These charges can be summarized as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                             ------------------------- -------------------------
                                                 2004         2003         2004         2003
                                             ------------ ------------ ------------ ------------
MOD II activity items.......................        $2.3        $--           $9.6        $--
MOD III activity items......................        (4.2)         0.4         (3.5)         1.0
Other.......................................        --            0.9          0.2          2.2
                                             ------------ ------------ ------------ ------------
                                                   ($1.9)        $1.3         $6.3         $3.2
                                             ============ ============ ============ ============

On April 16th, 2004, we announced the closure of our MOD II five-inch wafer manufacturing facility in Nampa, Idaho ("MOD II") and the related transfer of MOD II production activities to our foundry partner, X-FAB, in Lubbock, Texas. MOD II ceased production operations on July 11, 2004. As a result, for the three-month period ended September 30, 2004, we incurred $2.3 million in sustaining costs for post-closure maintenance of the MOD II facility. Additionally, MOD III sustaining costs for post-closure maintenance incurred us totaled $0.6 million, which was offset by $4.8 million reimbursement for these costs from the sale of the MOD III equipment to STMicroelectronics ("STM"), in July, 2004.

As a result of the closure of MOD II, for the nine-month period ended September 30, 2004, we incurred the following special charges: (1) employee severance and termination benefits of approximately $1.8 million for approximately 125 people; (2) asset impairment charges of $5.4 million related to the write-down of MOD II long-lived assets to their fair values; and (3) sustaining costs for post-closure maintenance of $2.4 million.

Additionally, for the nine-month period ended September 30, 2004, we incurred approximately $1.3 million of special charges for sustaining costs for post- closure maintenance of the MOD III facility, offset by the $4.8 million reimbursement received from the sale of the MOD III equipment to STM. The costs for MOD II and MOD III consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties. During the nine months ended September 30, 2004,we incurred one-time charges to cost of sales totaling $0.6 million relating to closure expenses for our MOD II wafer facility which included $0.4 million of cash charges.

Our estimates used to determine the fair value of MOD II land and buildings were based upon an independent appraisal from a third party. There can be no assurance that the value we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair values. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

                                                                              MOD II
                                                  Severance     MOD III       Period
                                                     and         Period     Maintenance      Debt
                                                 Termination  Maintenance   and Closure  Restructur-
                                                   Benefits      Costs         Costs         ing         Total
                                                 ------------ ------------ ------------- ------------ ------------
    Balance at December 31, 2003................       $ --          $0.2        $ --          $ --          $0.2
    Provisions to special charges...............         1.9          1.3           2.4          0.1          5.7
    Provisions to cost of sales relating to
       MOD II closure...........................         0.4        --           --            --             0.4
    Cash paid...................................        (2.0)        (1.3)         (1.7)        (0.1)        (5.1)
                                                 ------------ ------------ ------------- ------------ ------------
    Balance at Sep. 30, 2004....................        $0.3         $0.2          $0.7        $ --          $1.2
                                                 ============ ============ ============= ============ ============

During the three months ended September 30, 2003, we incurred approximately $1.3 million of special charges, which included severance and termination benefits of $0.6 million relating to a reduction-in-force at the our Philippine's test facility, and severance costs associated with elimination of certain administrative positions, primarily in San Jose. Approximately $0.4 million of special charges for the period relate to continuing post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for sale of the property. Approximately $0.1 million of special charges relate to third-party professional service fees for legal and accounting services to register 11.7 million shares of common stock as required by the our 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of our May 2002 debt and equity restructuring activities. Additionally, in the three months ended September 30, 2003, asset impairments consisted of approximately $0.2 million relating to a non-cash impairment loss recognized on the write-down of an equity investment.

Restructuring of operations during the nine-month period ended September 30, 2003 of $3.2 million included severance and termination benefits of $1.3 million, which primarily related to a reduction-in-force at our Nampa, Idaho manufacturing plant and Philippine's test facility, eliminating a total of approximately 86 positions. Approximately $1.0 million of special charges for the nine-month period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Idaho consisting of utilities, taxes, insurance and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.5 million of special charges relate to third-party professional fees for legal and accounting services to register 11.7 million shares of common stock as required by our 2002 Plan of Reorganization and for legal and financial advisors associated with actions required to be taken as a result of our May 2002 debt and equity restructuring activities.

Stock-Based Compensation. Our stock-based compensation represents primarily amortization of deferred compensation associated with stock options and restricted stock awarded to employees and directors at prices below fair value. During both of the three-month periods ended September 30, 2004 and 2003, we recognized $0.4 million of stock-based compensation. For the nine- month periods ended September 30, 2004 and 2003, we recognized $1.5 million and $1.2 million of stock-based compensation, respectively. These charges were recorded to reflect the intrinsic value of awards of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Charges for stock awards to non- employees are measured as the awards vest and will be recognized over the periods that the restrictions lapse.

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company's "fresh start" reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with "fresh start" accounting and included in the consolidated balance sheet are as follows (in millions):

                                                   Current       Brand
                                                  Technology      Name         Total
                                                 ------------ ------------ -------------
Gross carrying amount...........................       $17.0         $9.2         $26.2
Accumulated amortization........................        14.6          3.3          17.9
                                                 ------------ ------------ -------------
Carrying amount at September 30, 2004...........        $2.4         $5.9          $8.3
                                                 ============ ============ =============

The anticipated remaining amortization schedule for these assets is as follows (in millions):

                            Current        Brand         Total
             Year          Technology       Name      Amortization
      ------------------ -------------- ------------ --------------
      October-December 20         $0.6         $0.4           $1.0
             2005                  1.1          1.1            2.2
             2006                  0.4          1.0            1.4
             2007                  0.2          0.8            1.0
             2008                  0.1          0.7            0.8
          Thereafter              --            1.9            1.9
                         -------------- ------------ --------------
            Total                 $2.4         $5.9           $8.3
                         ============== ============ ==============

Goodwill and Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with our "fresh start" reporting, as prescribed by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon emergence from bankruptcy, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. Upon emergence from bankruptcy, we initially recorded goodwill of $26.7 million.

The goodwill recorded and adjustments to such value included in our condensed consolidated balance sheet is summarized as follows (in millions):

Goodwill recorded May 13, 2002..............       $26.7
Adjustments of tax deferred charge..........         7.9
Adjustment in other non-current
   liabilities..............................       (17.7)
                                             ------------
Balance at December 31, 2003................       $16.9
Adjustmentin deferred tax liability.........        (7.4)
                                             ------------
Balance at September 30, 2004...............        $9.5
                                             ============

During 2003, we reassessed deferred income tax liabilities and income tax contingencies a reduced the associated liabilities as an adjustment to goodwill. The $7.4 million adjustment of goodwill in 2004 represents release of valuation allowance and recognition of net deferred income tax assets that existed at the time of our May 13, 2002 date of reorganization. During the third quarter of 2004, it became apparent that such deferred tax assets were likely to be realized.

Interest Expense. During the first nine months of 2004 and 2003, our interest expense was primarily accrued in connection with our borrowings under our three-year $15.0 million senior secured revolving line of credit facility.

Income Taxes. Our income tax benefit for the nine-month period ended September 30, 2004 reflects an estimated effective tax benefit at a rate of 2% for of the year ending December 31, 2004. This rate is based on the our current forecast of profits and losses for each taxable jurisdiction in which we operate, including the taxable gains and charges for closure and sales of certain assets of the MOD II and MOD III wafer manufacturing facilities in Nampa, Idaho. In order to align our expected tax rate for the entire 2004 fiscal year, we recorded a $0.9 million income tax provision in the third quarter of 2004. Our 2003 tax provision included taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes, including amortization of intangible assets, stock compensation expense and depreciation of U.S.-based property, plant and equipment. Additionally, our tax provision in 2004 and 2003 includes amortization of tax deferred charges relating to the establishment of our international structure and accretion of deferred tax liabilities relating to timing differences resulting from "fresh start" accounting. We provide for income tax expense in foreign jurisdictions where our operations generate profits that are taxable.

Liquidity and Capital Resources

In May 2002, we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender's stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of September 30, 2004, was 4.3%. As of September 30, 2004, we had paid off the remaining borrowings of $2.4 million and had standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. At September 30, 2004, our availability for additional borrowings under the facility totaled $3.9 million. We are subject to certain financial covenants under the facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the facility are less than $7.5 million at any month end.

At September 30, 2004, we had cash and cash equivalents of $39.5 million, compared to $22.0 million at December 31, 2003. Cash provided by operating activities was $6.4 million for the nine months ended September 30, 2004, compared to $2.1 million of cash used by operating activities in the nine months ended September 30, 2003.

During the nine-month period ended September 30, 2004, cash provided by operating activities of $6.4 million primarily reflects increases in accounts receivable and increases in prepaid expenses and other current and non-current assets of $4.6 million and $2.3 million, respectively, goodwill adjustment of $7.4 million, as well as a decrease in current liabilities of $1.4 million offset by our net loss of $9.2 million. Cash provided by operations was increased by non-cash charges totaling $2.6 million, including: a decrease of deferred income tax assets and liabilities of $10.0 million; an increase of $3.2 million for amortization of "fresh start" intangible assets; $2.4 million of depreciation and amortization; charges for impairment of long-lived assets of $5.4 million; and loss on asset disposal of $0.1 million; and stock- based compensation expense of $1.5 million.

During the nine-month period ended September 30, 2003, cash used by operating activities of $2.1 million primarily reflects our net loss of $6.9 million offset by non-cash charges of $8.2 million. Non-cash charges include $5.1 million for amortization of "fresh start" intangible assets, $4.3 million in depreciation and other amortization charges, a reduction of deferred income tax assets and liabilities of $2.8 million, $0.2 million of asset impairments, $0.2 million of equity investment impairment and stock-based compensation expense of $1.2 million. The primary use of cash for operating activities in the nine months ended September 30, 2003 was a result of changes in working capital driven by:

  payout of the 2002 annual employee incentive bonuses of $3.3 million;
  payments pertaining to accrued special charges of $2.9 million; and
  reduction of accrued vacation, reflecting shut-downs and mandatory time-off taken by employees during the nine-month period ended September 30, 2003 totaling approximately $0.7 million.

Cash used by investing activities was $4.2 million and $1.6 million in the nine-month periods ended September 30, 2004 and 2003, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment. For the nine-month period ended September 30, 2004, capital expenditures were primarily related to CAD tools, facilities and equipment relating to our research and development activities, including our new design centers in Shanghai and Idaho.

Cash provided by financing activities for the nine-month period ended September 30, 2004 of $15.3 million primarily reflects the net proceeds of $24.4 million from the Company's public offering of 2.3 million shares of common stock at a price of $12.50 per share, net of offering expenses. The stock offering proceeds were offset by repayments of $5.0 million of borrowings under our revolving line of credit, $4.5 million of stock repurchased primarily under the stock repurchase program approved by our Board of Directors on July 29, 2004. Additionally, proceeds from issuance of common stock under employee stock purchase plans was $0.4 million

Cash used by financing activities was $3.7 million for the nine-month period ended September 30, 2003, which reflected the repayment of borrowings under our revolving line of credit of $1.9 million and $1.3 million for the repurchase of restricted common stock from current and former employees, and $0.5 million for the repurchase of common stock outstanding.

EBITDA as presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income (loss) adjusted for non-cash items, interest and income taxes. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. EBITDA is presented because management uses EBITDA as a measure of cash earnings for budgeting and financial performance measurement.

The differences between the EBITDA amounts below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

  Employee retention bonuses, severance pay and termination benefits;
  Professional fees for debt restructuring;
  Lease termination costs;
  Termination and exit charges, and
  MOD III and MOD II closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                 ------------------------- --------------------------
                                                     2004         2003         2004          2003
                                                 ------------ ------------ ------------- ------------
Reconciliation of net loss to EBITDA:
   Net loss.....................................       ($2.0)       ($2.0)        ($9.2)       ($6.9)
   Depreciation and amortization................         1.7          3.1           5.6          9.4
   Interest expense, net........................         --           --           --            0.1
   Income taxe expense (benefit)................         0.9          --           (0.2)         0.2
                                                 ------------ ------------ ------------- ------------
EBITDA..........................................        $0.6         $1.1         ($3.8)        $2.8
                                                 ============ ============ ============= ============

Reconciliation of EBITDA to net cash used by
operating activities cash flow:
   EBITDA.......................................        $0.6         $1.1         ($3.8)        $2.8
   Interest expense, net........................         --           --           --           (0.1)
   Benefit (provision)for income taxes..........        (0.9)         --            0.2         (0.2)
   Deferred income taxe assets and liabilities..        (6.8)        (0.9)        (10.0)        (2.8)
   Asset impairments............................         --           0.2           5.4          0.4
   Loss on asset disposal.......................         --           --            0.1          --
   Stock-based compensation.....................         0.4          0.4           1.5          1.2
   Changes in operating assets and
      liabilities...............................        17.1          0.2          13.0         (3.4)
                                                 ------------ ------------ ------------- ------------
Net cash provided (used) by operating
   activities...................................       $10.4         $1.0          $6.4        ($2.1)
                                                 ============ ============ ============= ============

Our cash needs for 2004 primarily include working capital, special charges and capital expenditures. In April 2004, we announced the closure of our MOD II wafer fabrication facility which resulted in the elimination of approximately 150 positions. We anticipate the remaining cash costs of this action will be approximately $2.3 million for incentive bonuses, severance benefits and other cash costs to be paid primarily during the fourth quarter of 2004 and first half of 2005. However, we currently anticipate that available cash and cash provided by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect our aggregate fiscal 2004 capital expenditures will total approximately $4.8 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations, our existing cash reserves and the investment needs of the business as we continue to expand our development activities.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2004 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We expense the future minimum lease payments on a straight-line basis over the lease term. We are also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $2.7 million, $1.7 million and $1.2 million and for the year ended December 31, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002. We did not have any capital leases as of December 31, 2003 or 2002.

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

Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of December 31, 2003 (in millions):

                                                                           Payment due by period
                                                              ----------------------------------------------------
                                                                                           More than
                                                                Within 1   ---------------------------------------
                                                    Total         Year       1-3 years    3-5 years     5 years
                                                 ------------ ------------ ------------- ------------ ------------

Operating lease obligations.....................        $6.9         $1.9          $3.4         $1.4         $0.2

Purchase obligations............................         5.8          4.5           1.2          0.1         --
                                                 ------------ ------------ ------------- ------------ ------------
    Total.......................................       $12.7         $6.4          $4.6         $1.5         $0.2
                                                 ============ ============ ============= ============ ============

We have purchase orders with our new foundry vendor, X-FAB, which total $3.2 million of outstanding purchase commitments as of September 30, 2004. In 2004, we have entered into new building leases for our design centers in Meridian, Idaho and Shanghai, China, which have future minimum lease payments of $0.7 million over a 62-month term and $0.1 million over a 36-month term, respectively.

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

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted in the current year by general economic conditions and reduction in sales of certain products such as foundry services. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

During 2003, approximately 70% of our net sales were derived from products that were manufactured in our MOD II wafer facility in Nampa, Idaho. In April 2004, the Company decided to close our MOD II wafer production facility and migrate the majority of this production into X-FAB's six-inch wafer manufacturing facility in Lubbock, Texas. Subsequently, on July 9, 2004, MOD II production was terminated and the facility was closed. A number of issues could arise in connection with our closure and decommissioning of MOD II and outsourcing of production to X-FAB, including:

  The cost of closing and decommissioning MOD II could be more expensive than anticipated;
  The closing and decommissioning could take longer than anticipated;
  Production yields at X-FAB could be unsatisfactory and result in higher costs than expected, as was the case during the third quarter of 2004;
  Production of wafers at X-FAB could fail to meet our product specifications or our customers' qualification requirements;
  X-FAB may be unable to meet our need for wafers or to meet our delivery requirements on a timely basis, as was the case during the third quarter of 2004; or
  After the first year of our agreement with X-FAB, they could substantially raise the price we pay for wafers or they may terminate their contract with us.

Any one or more of these factors could result in a material reduction in our sales and increase in our costs or a loss of customers.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales or fail to achieve our planned revenue growth.

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $103.6 million for the year ended December 31, 2003, $139.6 million in 2002 and $172.3 million in 2001. In addition, our net sales in the third quarter of 2004 were $22.8 million, compared to net sales of $26.0 million in the third quarter of 2003. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8- bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, and in February 2003 we launched our new eZ80 Acclaim! micrologic product. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until 2005. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.

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

Our operating results depend on our ability to introduce and sell new products on a timely basis that can compete effectively based on price and performance and that address customer requirements. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end- users of semiconductors. As these industries evolve and our customers and potential customers introduce new products, our success will depend on our ability to adapt to such changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for new products and technologies. In the past, we have brought products to market on an untimely basis or canceled the introduction of previously planned products, such as our Cartezian line of 32-bit microprocessors. Our ability to introduce and sell new products successfully depends on several factors, including:

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Motorola, National Semiconductor, Renasas, ST Microelectronics and Texas Instruments, among others. Some of our principal products such as the Z80 microprocessor are licensed by our competitors, or are in the public domain, and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the fourth quarter of 2000 we experienced a three-year downturn in our business cycle. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. During the third quarter of 2004, our net sales declined both sequentially and compared to the same period in 2003. This economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 53% of our net sales for the third quarter 2004, 49% of our net sales for the nine-month period ended September 30, 2004, 47% of our net sales for 2003 and approximately 44% of our net sales for 2002. In addition, our five largest distributors accounted for approximately 41% of our net sales for the third quarter of 2004, 37% of our net sales for the nine-month period ended September 30, 2004 and 33% of net sales for 2003. Future Electronics accounted for approximately 24% of our net sales for the third quarter of 2004, approximately 20% of our net sales for the nine- month period ended September 30, 2004 and 18% of our net sales for 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, including our distributors, accounted for approximately 64% of net sales for the third quarter of 2004 and 65% for the nine-month period ended September 30, 2004, 63% of our net sales for 2003 and approximately 54% of our net sales for 2002. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely manufacture or purchase inventory based on customers' estimates of demand for their products, which is difficult to predict. We recently increased our inventory stocking levels in anticipation of the closure of our MOD II facility and the related transition of production to outside foundries. Our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write- downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 66% of our net sales for the nine-month period ended September 30, 2004, approximately 66% of our net sales for 2003, and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

We have had a history of losses for each of the years in the five-year period ended December 31, 2003 and for the nine months ended September 30, 2004, excluding the one-time gain on extinguishment of debt and "fresh start " adjustments in 2002. We may not be profitable in the future.

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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002, and approximately $0.7 million for 2003 and approximately $72,000 for the nine months ended September 30, 2004. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

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

We rely on independent third-party foundry manufacturers to fabricate all of our products since we closed MOD II in June 2004. Since we closed MOD II, industry-wide shortages in foundry capacity could harm our financial results. As a result of our fabless business model, we are more vulnerable to shortages of wafer supply or price increases by our foundry suppliers. If we are unable to obtain the requisite foundry capacity to manufacture our products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers' demand for our products. Any delay in initiating production at third-party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

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

The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to our business. Further terrorists' acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, our freight carriers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business. Continuing tensions between India and Pakistan particularly pose an increased risk to our design operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has previously required changes in some of our corporate governance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. During the third quarter of 2004 these new rules and regulations increased our legal and financial compliance costs by approximately $0.4 million. In addition, these new rules make some of our business activities more difficult, time consuming and/or more costly. These new rules and regulations may increasingly make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes- Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.

A system of controls, however well designed and operated, cannot provide absolute assurance that the objectives of the control system will be met. In addition, the design of a control system is based in part upon certain assumptions about the likelihood of future events and our judgments and assumptions may be different than those of our auditors. Because of the inherent limitations of control systems, there is only reasonable assurance that any controls will succeed in achieving their stated goals under all potential future conditions.

Beginning in Fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require us to include an internal control report of management in our Annual Report on Form 10-K. If we are unable to:

  assert that our internal control over financial reporting is effective as of December 31, 2004; or
  if our auditors determine for any reason that they will not attest that our management's report is fairly stated; or
  if our auditors will not express an opinion on our management's evaluation of its system of controls or on the effectiveness of such internal controls;

We could lose confidence from our investors, suppliers or customers in the accuracy or completeness of our financial reports, which in turn could have a material adverse effect on our stock price and/or net sales and/or results of operations.

Changes in accounting principles generally accepted in the United States may adversely affect our reported financial results or otherwise harm our business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed starting in the second half of 2005. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

The agreements governing our credit facility may limit our ability to finance future operations or capital needs or engage in business activities that may be in our interest.

We have a $15.0 million senior secured revolving credit facility, under which no borrowings were outstanding as of September 30, 2004 and approximately $3.9 million was available for additional borrowing based on our current borrowing base. Borrowings under this credit facility are secured by substantially all of our assets. The terms of our credit facility contain restrictive covenants, which may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

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
  limiting the persons who may call special meetings of stockholders.

In addition, provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us.

Our directors, named executive officers and two large stockholders, who beneficially own approximately 29.8% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C. and funds managed by Capital Research and Management Company, beneficially owned approximately 29.8% of our outstanding common stock, in the aggregate, as of September 30, 2004, following the consummation of our recent underwritten offering. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of September 30, 2004, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related average rates for our cash equivalents as of September 30, 2004 (dollars in millions):

                                                           Carrying
                                                            Value      Fair Value
                                                         ------------ ------------
Cash Equivalents:
  Fixed rate ...........................................       $32.6        $32.6
  Average interest rate ................................        1.06%        --

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of and for the period ended September 30, 2004, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, James Thorburn, and the Company's Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. As of September 30, 2004, the Company has purchased $4.3 million of market value of its common stock under this program. ZiLOG's common stock trades on the NASDAQ National Market and purchases under the program are made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

 3.2 (b)   Amended and Restated Bylaws of ZiLOG, Inc.

 4.1 (c)   Form of Restricted Stock Purchase Agreement.

 4.2 (c)   Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

 4.3 (c)   Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

 4.4       Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

 4.5       Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

 4.6       Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1       Certification of Chief Executive Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated November 9, 2004.

31.2       Certification of Chief Financial Officer pursuant to Securities Exchange Act
           Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002, dated November 9, 2004.

32.1       Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, dated November 9, 2004.

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

Date: November 9, 2004