Form 10-K
period 2004-12-31
ZILOG INC
filed 2005-03-31
CIK 319450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to __________

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

Common Stock, $0.01 per share par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 25, 2004, was approximately $135,416,000 based on the closing sale price for shares of the Registrant’s Common Stock as reported on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At March 1, 2005, 16,249,432 of the Registrant’s Common Stock were outstanding.

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26th, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to prospects for future market growth. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. These statements include:

•	estimates of our stock-based compensation expense;

•	the success of our lower geometry fab processes;

•	estimates of market growth;

•	capital expenditures;

•	the adequacy of available cash;

•	the cost or outcome of any litigation pending or threatened;

•	the cost of compliance with environmental laws; and

•	estimates of the fair value of the land and building associated with MOD II.

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

Period Comparisons

Our results of operations after May 1, 2002 are not comparable to our results of operations prior to May 1, 2002, due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy as prescribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, we have combined results of our Predecessor and Successor Company’s operations for fiscal year 2002. Our combined results for 2002 are presented for convenience of annual comparison and are not meant to be a presentation in accordance with generally accepted accounting principles.

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

We sell our devices, either directly or through distributors, to a diverse customer base of Original Equipment Manufacturers (OEMs) in our target end markets. These OEMs include Delphi, Delta, Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

We have introduced our Z8 Encore! and our eZ80 Acclaim! next generation micrologic device families. These devices are designed to incorporate flexible flash memory and to meet our customers’ requirements for products incorporating advanced communications and connectivity features. Flash-based microcontrollers have been identified by Semico Research as the fastest growing segment of the 8-bit market.

The eZ80 Acclaim! won the Electron D’Or award for Processor of the Year in 2003 from Electronique Magazine. In July of 2004, ZiLOG received the Frost & Sullivan Market Penetration Leadership Award. The Frost & Sullivan award is presented to the company that has demonstrated excellence in capturing market share within their industry, including excellence in product innovation, marketing, and sales strategies. The selection criteria include market share gain, increased sales, brand awareness effort, market participant interviews, end-user studies and extensive secondary research. In September, 2004, the Z8Encore! XP 8-bit flash MCU was selected by the publication, Electronic Engineering and Product World (EEPW) of China for its inaugural award for innovation in Embedded Products.

Our Industry

Micrologic devices are processor-based semiconductors that include microprocessors, microcontrollers and digital signal processors that typically process information, output data or control signals according to programmed instructions and various external inputs. Micrologic devices also include integrated peripherals, such as timers, serial communication devices, analog/digital converters, infrared data transmitters, hard disk drive controllers and display drivers that operate in conjunction with these processor-based devices to provide systems support or to control communications, graphics and images, mass storage, voice and other user input systems.

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

Microcontrollers typically include a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller is offered as a complete solution because it incorporates application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16 and 32-bit architectures are typically higher performance, they can be too expensive for many high-volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. Manufacturers will choose the appropriate microcontroller based on cost, performance and functionality. 8-bit microcontrollers are characterized as follows:

•	typically sell for between approximately $0.30 and $1.80 per device, depending upon memory configuration, peripherals; and

•	are used broadly in as many as 100 market categories for specific and general purpose applications.

We believe that 8-bit microcontrollers are generally perceived as the most cost-effective embedded control solution for high volume requirements. High-volume microcontrollers available today are typically Read Only Memory (“ROM”)or One-Time Programmable (“OTP”), which typically require longer delays and greater costs in order to implement customer application code changes as compared to flash, generally resulting in longer lead times, for delivery of such microcontrollers. In addition to delayed product introduction, these longer lead times can result in potential inventory obsolescence and disruptions to customers’ factory production when changes in the application code are required by the customer. To address some of these issues, some suppliers offer OTP-based microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus minimizing lead-time and inventory risks if the customer’s application code requires changes. Furthermore, flash memory offers the flexibility of in-product re-programmability. While these flash-based microcontrollers were initially expensive relative to ROM and OTP-based microcontrollers, manufacturing technology has evolved over the last several years to the point where the premium for flash microcontrollers over ROM and OTP-based microcontrollers has narrowed.

Our Competitive Strengths

We have over 30 years of experience in designing, manufacturing management and selling micrologic semiconductor devices. As a pioneer in this industry, we believe that our brand name is respected and well recognized in our markets. We have established strong, long-standing relationships with numerous customers that are leaders in their respective markets. Our extensive experience as a supplier of micrologic devices has allowed us to develop the following key competitive strengths, which we believe differentiate us from many of our competitors:

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

Extensive and Easily Customizable Product Portfolio with Substantial Base of Existing Code

In 2004, we shipped hundreds of different products, including ROM-based and field programmable microcontrollers for such consumer and industrial products as security systems, universal and multi-brand remote controls, infrared keyboards, car alarms and sunroofs. Our devices feature a variety of memory configurations, low voltage and power, small packaging and ease of use that allow electronics manufacturers to differentiate their products, add product functionality and reduce product costs. Our devices are built around a flexible core which facilitates customization. Our products are supported by an extensive set of Windows-based development tools and proven application assistance. Our proprietary library of reusable technology facilitates our ability to rapidly develop new products to meet the needs of our customers. Also, the backwards compatibility of our products allows engineers to re-use code created over the past 30 years.

Established Customer Base

Through direct sales and distributors, we have developed relationships with customers, including large OEMs and end users. Many are leaders in their respective markets. By collaborating with customers in an interactive product design and development process, we have been able to establish long-standing relationships, which help us solidify our customer base and define our next generation products. In our micrologic devices business line, we have collaborated with such customers as Delphi, Delta, Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

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

Expand Our Addressable Portion of 8-bit Market

Although we have expanded our addressable portion of the 8-bit market by introducing flash-based devices, we do not address the entire 8-bit market. We have a product roadmap to develop new devices that address additional portions of the market. The roadmap includes adding devices that provide: a wider range of voltages, additional memory sizes and expanded peripheral functions such as USB and controller area network bus, or CAN bus.

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

Utilize Efficient Manufacturing

Our manufacturing strategy is to utilize third party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technologies and to reduce our manufacturing costs. This strategy allows us to focus greater resources on product design, systems and software development and customer support. In line with this strategy, in July 2004 we closed our MOD II five-inch wafer manufacturing facility in Nampa, Idaho, and migrated production of these products to the wafer foundry, X-FAB, located in Lubbock, Texas.

Products and Applications

We design, develop, and market a broad portfolio of micrologic semiconductor devices for embedded control and communication applications used in consumer electronics, home appliances, security systems, point of sale terminals and personal computer peripherals, as well as industrial and automotive applications. In addition, we market other semiconductor devices such as serial communications controllers, on-screen television display controllers, violence blocking microcontrollers, modems and infrared data association transceivers, which we call IrDA. We refer to these semiconductor devices as “other devices.” Prior to the closure of our MOD II wafer manufacturing facility, we performed wafer fabrication foundry services for third parties. In 2004, micrologic devices were approximately 72% of net sales, other devices were approximately 25% of net sales and foundry services were approximately 3% of net sales.

Micrologic Devices

All of our micrologic devices include our proprietary microprocessor technology. We have four families of microprocessors. The Z8 and Z80 are our legacy microprocessor architectures. The Z8 Encore! and eZ80 Acclaim! are our next-generation microprocessor architectures. In most of our micrologic devices, a microprocessor is combined with either ROM, OTP or flash memory to make a microcontroller. We introduced our first families of devices for Z8 Encore! and eZ80 Acclaim! in late 2002 and early 2003, respectively, to address the large flash-based market. In 2004, we introduced our latest flash- based microcontroller family based upon the Z8 Encore!, the Z8 Encore! XP. The Z80 is also sold as a stand-alone microprocessor, which does not include integrated memory.

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

We also combine different microprocessors, memories and peripheral functions to create devices specifically tailored to meet the requirements of targeted vertical markets. For example, our Crimzon family of products includes devices tailored for specific consumer applications such as universal remote controls. Crimzon devices can be purchased with an embedded software database that allows the control of a multitude of various brands of consumer electronic products, including TV’s, VCR’s, set-top boxes and DVD players. A summary of our major device offerings is included below.

ZiLOG, Inc.

8-Bit Micrologic Device Matrix

Device/Memory	Peripheral Feature Sets Offered	Markets/End Products
Z80/Z180 6-33 MHz Microprocessor No memory	CT, DMA, ESCC, GPIO, PIO, SIO, UART, WDT	telecommunication equipment, industrial controls, point of sale terminals
Z8 4-33 MHz Microcontroller OTP (0.5KB to 32KB); ROM (0.5KB to 64KB)	ADC, comparator, CT, GPIO, POR, UART, VBO, WDT	remote controls, sprinklers, keyboards, thermostats, toys, electric toothbrushes, automotive after market, automobile window winders, security systems and fire alarms, consumer electronics
Z8 Encore! 20 MHz Microcontroller Flash EPROM (4KB to 64KB); Flash SRAM up to 4KB	ADC, CT (16-bit), DMA, GPIO, IRDA, I2C, POR, PWM, SPI, UART, VBO, WDT	carbon monoxide detectors, security alarms, motor controls, wireless speakers, pointing devices and keyboards, mp3 players, consumer electronics, vending machines, point of sale terminals, fitness treadmills
eZ80 Acclaim! 20-50 MHz Microcontroller Flash EPROM (64KB, 128KB or 256KB); Flash SRAM up to 16KB	CT (16-bit), 10/100 Ethernet MAC and MII, glue-less support of Intel and Motorola modes, GPIO, IEEE 1149.1 compliant JTAG and boundary scan, IRDA, I2C, 1-10 MHz input/50 MHz output PLL, POR, RTC, SPI, UART, VBO, WDT	industrial controls, internet appliances, security controls, home connectivity, toys, time keeping systems, consumer electronics, vending machines, point of sale terminals

ADC	Analog to digital converter	PIO	Parallel IO
CT	Counter timer	PLL	Phase-locked loop
DMA	Direct memory access	POR	Power on reset
ESCC	Extended serial communications controller	PWM	Pulse width modulator
GPIO	General purpose IO	RTC	Real time clock
I2C	Philips Integrated Controller (Chip-to-Chip	SIO	Serial IO
	communication)	SPI	Serial peripheral interface
IRDA	Infra red data association interface	UART	Universal asynchronous receive transmit
JTAG	Joint test action group	VBO	Voltage brown out
MAC	Media access controller	WDT	Watch dog timer
MII	Media independent interface

8-bit Microprocessor Families.    Our globally recognized microprocessors include the Z80, the Z8, the Z8 Encore! and the eZ80 Acclaim!. The Z8, Z8 Encore! and the eZ80 Acclaim! are primarily used in microcontrollers only, whereas the eZ80 is used in a microcontroller and as a stand-alone microprocessor.

•	Z80 – The Z80 architecture incorporates dual register banks that enable fast context switching and interrupt handling. Building on the Z80 architecture, the Z180 contains the enhanced S180 core, which increases performance by over 30%. Our Z80 and Z180 families of microprocessor devices address the performance requirements of the high-end 8-bit micrologic market.

•	Z8 – We introduced the Z8, our first microcontroller, in the late 1970’s. We have sold more than 162 million devices of our general purpose Z8 8-bit architecture since 2000. The Z8 is a flexible microcontroller serving memory sizes up to 64KB. The Z8 devices feature a register-based CPU operation, up to 32 general purpose input/output pins and up to two 8-bit timers. The easy-to-use, competitively priced Z8-based families of devices include Z8 OTP, Z8 ROM, Z8 ROM-less and Z8 Low Voltage microcontrollers.

•	Z8 Encore! – Leveraging on the base of the Z8 core, we launched the:

•	Z8 Encore! microcontroller in November 2002. This microcontroller represented a major upgrade in the performance and functionality of the Z8, while retaining significant backwards compatibility. The Z8 Encore! was specifically designed for embedded flash memory requirements. The Z8 Encore! features register-to-register 20 MHz CPU operation, 4 to 64KB of flash memory and up to 4KB of on-chip SRAM. The Z8 Encore! architecture is built around the new 20 MHz soft core, featuring 22 new instructions. The family offers a standard set of digital and analog peripherals including a direct memory access, or DMA, controller, high precision analog/digital converters and a complete array of serial communications devices.

•	Z8 Encore!XP ™ is ZiLOG’s latest award – winning Z8 family of Flash Microcontrollers. Launched in March 2004, these products demonstrate a high level of integration with low overall system costs. The Z8 Encore! XP provides enhanced features such as an on-chip temperature sensor, trans-impedance amplifier, superior Sigma-Delta A/D and provides the benefits of an extended range of peripherals and Flash memory. The XP family was released in 28 and 20 pin packages and are targeted at the hand-held medical devices, industrial, security and consumer applications markets. In February 2005, the XP was released in an 8-pin package, offering its features in a significantly reduced size allowing for its use in smaller products, including high-volume consumer products targeted at the Asia and China market.

•	eZ80 Acclaim! – We introduced a new family of microcontrollers based on the eZ80 Acclaim! microprocessor core, with embedded flash memory in February 2003. The eZ80 Acclaim! features a single cycle, 50 MHz, pipelined architecture with up to 16KB on-chip SRAM, 256KB embedded flash memory and 16MB of off-chip RAM via 24-bit address bus. The flexible architecture enables switchable bus controllers and switchable Z80/Z180/eZ80 modes, which the chip selects based on external peripherals. Innovative, integrated peripherals include an Ethernet MAC and serial communication devices. With these innovative peripherals, eZ80 Acclaim! products function as high-performance microcontrollers enabling Ethernet, TCP/IP and other communications protocols. Furthermore, our new real-time operating system, RZK (real-time ZiLOG kernel), provides a real-time, pre-emptive, multitasking software for eZ80Acclaim! products.

Memory modules for microcontrollers.    Various types of memory may be integrated around the microprocessor core, including ROM, OTP and flash. ROM products are the lowest-cost option for high volume products with stable software, but changes to the customer’s application code are time consuming and costly due to the need to produce a new mask. OTP products allow for custom programming by customers and enhance time to market and flexibility for frequent software updates in the customer’s design process, but the products are not programmable post-production. Flash memory offers the flexibility of in-product re-programmability. A flash based device can be reprogrammed, even after sale to an end customer, to upgrade or add features in the end product. Due to this feature and decreasing flash memory prices, this is an increasingly important segment of the 8-bit market to our customers. It has been identified by Semico Research as the fastest growing segment of the 8-bit market. Consequently, we have focused the majority of our new product development efforts on flash-based 8-bit microcontrollers.

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

Foundry Services

Until the closure of our MOD II wafer fabrication facility in July 2004, we provided wafer foundry services to third parties. Since the closure of MOD II, sales of wafer foundry services have been minimal and we no longer provide such services.

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

Many independent companies develop and market application development tools and systems that support our product architectures. Although we generate less than 1% of our revenues from the sale of development tools, we believe that familiarity with, and adoption of, development systems offered by ourselves as well as third-party vendors will be an important factor when considering ZiLOG as the vendor of choice by new product developers.

Customers, Sales and Marketing

Introduction

We use a total marketing approach to build relationships with key OEMs, distributors and end users in a broad array of end markets. Our top OEM customers, determined by shipment dollars for 2004, include Delphi, Delta, Echostar (Dish Satellite TV brand), Emerson, Hypercom, Philips, Samsung, Thomson Consumer Electronics (GE and RCA brands) and Tyco.

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

We classify a design win as the point at which the customer has purchased at least $1,000 of product. Once we have achieved a design win we deliver a limited production of the device to our customer. Product prototypes are then created and tested. If the decision is made to produce the product for sale, we will receive a full production order. The entire cycle from design win to full production typically takes between 12 and 18 months, although it may take up to 36 months. After a design win, our sales are generally made pursuant to short-term cancelable purchase orders that can be cancelled upon 30 to 60 days notice. As a result, design wins are not necessarily an accurate or reliable indication of future net sales.

Direct Sales Force

Our direct sales force focuses on the Americas, Europe and Asia. We have sales offices located in the metropolitan areas of Irvine, Philadelphia, San Jose, Seattle, Hong Kong, London, Munich, Seoul, Shanghai, Shenzhen (China), Singapore, Taipei and Toronto. During 2004, we derived approximately 47% of our net sales from direct sales to OEMs, compared to 42% in 2003 and 51% in 2002. During 2004, we engaged 26 independent sales representative firms to further augment our own direct sales force.

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

Distribution Partners

In 2000, we announced an exclusive full-service distribution agreement with Pioneer-Standard in North America, and we terminated our existing relationships with our three then-largest distributors in North America: Arrow Electronics, Future Electronics and Unique Technologies. Our distribution agreement with Pioneer permitted either party to terminate without cause upon thirty days’ prior notice. By letter dated September 19, 2002, we notified Pioneer of our intent to terminate the distribution, and the termination became effective as of October 23, 2002. Pioneer-Standard accounted for no net sales in 2004 and 2003, and approximately 12.9% of our net sales during 2002.

We then entered into a distributor agreement with Future Electronics, effective October 23, 2002. This agreement provides that Future Electronics will be our exclusive full-service distributor within North America and will also serve as a non-exclusive distributor for the rest of the world. Either party may terminate the agreement upon 30 days’ prior written notice to the other party. Future Electronics is a private Canadian-based company with an extensive and well-integrated international distribution infrastructure. Their ability to cover a broad spectrum of market opportunities, especially in embedded flash-based products, continues to provide significant value and opportunities for our new flash portfolio. Future Electronics’ value-added services to us have not increased our costs, and include a significant number of sales representatives focused on our business, co-operative trade advertising, seminars and workshops to train design engineers about our products, direct mail advertising, collateral materials and web site pages dedicated to our products. For these reasons, among others, we replaced Pioneer-Standard with Future Electronics as our exclusive North American distributor. Net sales through our distribution channel represented 50%, 47% and 44% of our net sales in 2004, 2003 and 2002, respectively. In 2004 and 2003, Future Electronics accounted for approximately 21% and 18% of net sales, respectively.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technology, reduce our research and development costs and reduce our manufacturing costs. We source our wafer requirements from several outside foundries located in Taiwan and the United States. Our assembly operations are performed by subcontractors located throughout Asia including Indonesia, Thailand and the Philippines, while a significant amount of our wafer probe and final product testing is conducted at our facility in the Philippines.

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

Research and development expenditures were $20.9 million, $18.0 million and $17.9 million in 2004, 2003 and 2002, representing 22%, 17% and 13% of net sales, respectively. In 2004, 2003 and 2002, our research and development expenditures were focused largely on new product development of our Z8 Encore! and eZ80 Acclaim! product families within our micrologic devices group and our Crimzon family of remote control products.

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

Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Freescale, National Semiconductor, Renasas, STMicroelectronics and Texas Instruments, among others.

Backlog

Our total backlog of cancelable customer orders was $13.6 million at December 31, 2004, $10.0 million at December 31, 2003 and $10.6 million at December 31, 2002. Our sales are generally made pursuant to short-term cancelable purchase orders that are cancelable upon 30 to 60 days notice rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period. Additionally, during times of economic downturn there tends to be excess capacity in the marketplace, driving shorter lead time expectations, which often results in a higher percentage of book-ship (or turns) business in the quarter.

Patents and Licenses

We currently have approximately 170 foreign and domestic patents which expire between 2005 and 2025.

We employ a combination of patents, copyrights, mask-work rights, trademarks and trade secrets, as well as contractual restrictions, to protect the proprietary aspects of our business and devices. In addition to our own intellectual property, we license technologies and products from others as necessary to provide second sources for standard products or to obtain rights to cores, cells or other technology. We often enter into agreements to incorporate into our designs the intellectual property of third parties. Such agreements may impose certain obligations or limitations on our use or disclosure of such intellectual property or the enforcement of our own intellectual property. We hold numerous U.S. and foreign patents and have additional U.S. and foreign patent applications pending. We also hold numerous mask work registrations, registered copyrights to protect proprietary software employed in our devices, and trademarks. We intend to continue investing in the protection of our intellectual property through the filing of patent applications and, if appropriate, the registration of copyrights, mask-works and trademarks. Nevertheless, we believe that our continued success depends primarily on the technological skills and innovative abilities of our personnel and our ability to rapidly commercialize product developments. Thus, we believe that the loss of any one of our patents or trade secrets would not materially affect our core business.

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

We have received a letter from an electronic equipment manufacturer that makes products that are competitive to certain of our key products, asserting that the sale of certain of our key products may be infringing certain patents owned by them. After having consulted with counsel, we believe that we have meritorious defenses to the assertions set forth in the letter. However, should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of this matter would not have a material adverse affect on our business.

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

Employees

As of December 31, 2004, we had 509 full time employees, comprised of approximately 258 people in manufacturing-related activities; 128 in engineering; 79 in sales and marketing; and 44 in general and administrative functions.

Our employees are not represented by any collective bargaining organization.

Environmental

Our now closed manufacturing facilities required substantial use of various hazardous substances, and, as a result, we are subject to a variety of governmental laws and regulations related to the storage, use, emission, discharge and disposal of such substances, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. Although we cannot provide assurances, based on currently available information and our past experience, we do not believe that compliance with environmental laws will have a material impact on our business.

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

Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million in principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. Each holder of senior notes received, in exchange for its senior notes, its pro rata share of:

•	14,000,000 shares of our newly issued common stock. As of December 31, 2002, this represented approximately 86% of our outstanding equity on a fully diluted basis.

•	100% of the newly issued series A preferred stock issued by our subsidiary, ZiLOG-MOD III, Inc., which we call MOD III, Inc. Holders of MOD III, Inc. series A preferred stock were entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of one of our wafer fabrication plants located in Nampa, Idaho. We transferred this plant to MOD III, Inc. upon the effectiveness of our reorganization plan. MOD III Inc. has subsequently sold most of its assets and redeemed a portion of such shares. Dividends accrue on the MOD III, Inc. series A preferred stock at 9 1/2% per annum, and these dividends increase the aggregate liquidation preference accordingly.

•	50% of MOD III, Inc.’s newly issued series B preferred stock. We retained the remaining 50% of the new MOD III, Inc. series B preferred stock, as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.’s assets in excess of the series A preferred stock liquidation preference. Based upon the sale price received for the majority of MOD III, Inc.’s assets, we do not expect to receive any value from our series B preferred stock.

Our previously outstanding common stock and preferred stock, and all related options and warrants, were also cancelled pursuant to the terms of the reorganization plan, and all accumulated dividends and any other obligations with respect to such shares were extinguished. Each holder of common stock received a pro rata share of $50,000. Each holder of preferred stock received a pro rata share of $150,000. As a result of this reorganization, we saved more than $26.6 million in annual interest payments on the extinguished senior notes.

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

Discussions continued over the course of the summer and fall of 2001. During the course of these discussions, we concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On November 27, 2001, we reached a non-binding agreement regarding the terms of the reorganization plan with this informal group of our note holders.

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

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports are available free of charge on the Company’s website through www.zilog.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our web site is not part of this annual report on Form 10-K.

Alternatively, you may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549 or access the information on the SEC’s website at http://www.sec.gov. Additional information regarding operation for the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

In addition, you may request a copy of these filings (including exhibits) at no cost by writing us at our principal offices at 532 Race Street, San Jose, CA 95126, attention: Investor Relations, or by calling (408)-558-8500.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a 41,000 square foot facility in San Jose, California, which we have leased through January 31, 2007. We currently own an 118,000 square foot building and 32-acres of land located in Nampa, Idaho, which we call MOD II. In July 2004, MOD II manufacturing operations ceased and in October 2004 we sold the majority of our manufacturing equipment which was located within the MOD II facility. The MOD II land and buildings are currently held for sale.

In May of 2004, we entered into a 5-year lease for a 15,500 square foot facility in Meridian, Idaho, which can be extended at our option for an additional 3 years. This facility, which is our Idaho Technology Center, supports our foundry supplier partnerships, product and design engineering, failure analysis and customer manufacturing support activities.

In February of 2004, we entered into a 3-year lease for a 5,900 square foot facility in Shanghai, China, which can be extended for an optional term with 3 months advanced notice. This facility, which is our China Design Center, supports our design engineering and development activities, focused on the expanding Asian market.

In May of 2000 we entered into a 5-year lease for a 10,170 square foot facility in Bangalore, India. In December 2004 we leased an additional 5,760 square feet in this facility for 3 years, which can be extended at our option for an additional two terms of 3 years. This facility, which is our India Design Center, supports our software engineering and tools development activities.

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

In January 2002, we closed our MOD III facility, which is approximately 158,000 square feet. In connection with our plan of reorganization, we transferred the assets of the MOD III facility to MOD III, Inc. MOD III, Inc. has sold substantially all of its manufacturing assets for $26.0 million and is holding the rest of the facility for sale. The holders of our former senior notes received $20.2 million in net proceeds of this sale, net of $0.9 million of transaction expenses and $4.9 million of reimbursable expenses paid to us and accounted for as a reduction in our special charges. These holders will receive the next $17.0 million of net proceeds (plus dividends accruing on the remaining $17.0 million of preferred stock from September 2004 at a rate of 9.5% per annum) from the sale of the remaining assets, and the proceeds above this amount are split evenly between them and us. Based upon the sale price received for the majority of MOD III, Inc.’s assets, we do not expect to receive any value from our Series B Preferred stock.

ITEM 3.	LEGAL PROCEEDINGS

On February 17, 2005, we received an unfavorable arbitration judgment related to a contract dispute with one of our former employees totaling approximately $0.2 million. This judgment has been reflected in our financial statements at December 31, 2004, as an increase to accrued liabilities and in general and administrative expenses.

We are participating in litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. We believe that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 17, 2003, the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) was adopted by the compensation committee of our board of directors and approved by our stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The committee may grant incentive stock options (ISO”), non-statutory stock options (“NSO”) or restricted shares to certain employees, officers, directors, advisors and consultants who may purchase up to 1,500,000 shares of our common stock, par value $0.01 per share under the 2004 Plan.

On December 17, 2003, the 2004 Employee Stock Purchase Plan (“2004 ESPP”) was adopted by the compensation committee of our board of directors and approved by our stockholders on February 12, 2004. The 2004 ESPP became effective on May 15, 2004. A total of 1,250,000 shares of common stock have been reserved for issuance under the 2004 ESPP to eligible employees. At December 31, 2004 a total of 52,217 shares of our common stock have been purchased under the 2004 ESPP, leaving a total of 1,197,783 shares available to be purchased.

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split. In addition, we reclassified $200,000 from “Common stock” to “Additional paid-in capital” in the Company’s balance sheet at both December 31, 2003 and 2002.

On March 12, 2004, our common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently April 6, 2004 through exercise of over allotment, we raised approximately $24.4 million through the sale of 2,252,100 shares of our common stock at a price of $12.50 per share in a public offering of our stock. Subsequent to our May 2002 financial restructuring and prior to our March 2004 stock offering, our stock was traded on the OTC-Bulletin board.

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

	High	Low
2003
First Quarter	$6.40	$3.38
Second Quarter	$6.96	$3.32
Third Quarter	$8.00	$5.62
Fourth Quarter	$11.68	$6.70

2004
First Quarter	$14.98	$10.44
Second Quarter	$13.85	$8.77
Third Quarter	$10.96	$7.35
Fourth Quarter	$8.00	$5.10

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1&2)	2,000,527	$7.26	1,199,770

Equity compensation plans not approved by security holders	—	—	—

Total	2,000,527	$7.26	1,199,770

(1)	The ZiLOG 2002 Omnibus Stock Incentive Plan was originally approved under the terms of our plan of reorganization on May 13, 2002.
(2)	The ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholders on February 12, 2004.

See Note 17 of the notes to the consolidated financial statements for a discussion of related party transactions. As of December 31, 2004, we had approximately 8 holders of record of our common stock. We have not paid any dividends and currently intend to retain any future earnings for investment in our business. We may be restricted from paying any cash dividends on our common stock by the terms of the agreement governing our senior secured revolving credit facility, as described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data set forth below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004 and 2003, the eight months and four months ended December 31, 2002 and April 30, 2002, respectively, and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K which have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on our December 31, 2004 consolidated financial statements contains two explanatory paragraphs. The first paragraph relates to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and the second paragraph refers to the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

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

	Successor Company		Combined	Successor Company	Predecessor Company
	Year Ended December 31,		Year Ended Dec. 31, 2002	Eight Months Ended Dec. 31, 2002	Four Months Ended April. 30, 2002	Year Ended December 31,
(In millions, except per share data)	2004	2003				2001	2000
Consolidated Statement of Operations Data:
Net sales	$95.6	$103.6	$139.6	$93.6	$46.0	$172.3	$239.2
Cost of sales	52.2	55.2	77.3	51.2	26.1	130.1	151.7
Cost of sales – fresh-start inventory adjustment	—	—	3.9	3.9	—	—	—

Gross margin	43.4	48.4	58.4	38.5	19.9	42.2	87.5
Operating expenses:
Research and development	20.9	18.0	17.9	11.1	6.8	28.7	36.9
Selling, general and administrative	29.6	27.6	33.4	22.6	10.8	46.1	54.5
Special charges and reorganization items(1)	5.9	3.8	9.7	2.8	6.9	54.3	17.5
Amortization of intangible assets	4.2	6.8	7.9	7.9	—	—	—
In-process research and development	—	—	18.7	18.7	—	—	—

Total operating expenses	60.6	56.2	87.6	63.1	24.5	129.1	108.9

Operating loss	(17.2)	(7.8)	(29.2)	(24.6)	(4.6)	(86.9)	(21.4)
Other income (expense):
Fresh-start adjustments	—	—	83.7	—	83.7	—	—
Net gain on discharge of debt	—	—	205.7	—	205.7	—	—
Interest income	0.3	0.3	0.3	0.2	0.1	1.1	2.8
Interest expense(2)	(0.2)	(0.4)	(5.5)	(0.5)	(5.0)	(33.7)	(29.1)
Other, net	—	0.5	0.6	0.5	0.1	(0.8)	(0.8)

Total other income (expense)	0.1	0.4	284.8	0.2	284.6	(33.4)	(27.1)

Income (loss) before reorganization items, provision (benefit) for income taxes, equity method investment loss and cumulative effect of change in accounting principle	(17.1)	(7.4)	255.6	(24.4)	280.0	(120.3)	(48.5)
Reorganization items	—	—	4.0	—	4.0	—	—
Provision (benefit) for income taxes	1.4	(1.5)	1.7	1.6	0.1	0.5	0.3
Equity method investment loss	—	—	—	—	—	7.2	0.9
Cumulative effect of change in accounting principle	—	—	—	—	—	—	8.5

Net income (loss)	(18.5)	(5.9)	249.9	(26.0)	275.9	(128.0)	(58.2)
Less: preferred stock dividends accrued	—	—	1.9	—	1.9	5.1	4.5

Net income (loss) attributable to common stockholders	$(18.5)	$(5.9)	$248.0	$(26.0)	$274.0	$(133.1)	$(62.7)

Basic and diluted net loss per share(3)	$(1.16)	$(0.41)		$(1.82)

Weighted-average shares used in computing basic and diluted net loss per share(4)	16.0	14.3		14.3

(1)	Special charges and reorganization items consist of asset impairments, restructuring charges and debt restructuring fees in 2004, 2003, 2002 and 2001; asset impairments, restructuring charges and purchased in-process R&D charge in 2000. See Note 7 of Notes to Consolidated Financial Statements.
(2)	Excludes contractual interest of $4.2 million in the four months ended April 30, 2002, which was not recorded during the reorganization.
(3)	Loss per share for the Predecessor Company is not presented because the common stock was not traded on an established trading market.
(4)	Share data has been restated for a 1 for 2 reverse split effected in 2004

	Successor Company				Predecessor Company
	As of December 31,			As of May 1, 2002	As of April 30, 2002	As of December 31,
(In millions)	2004	2003	2002			2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37.7	$22.0	$29.4	$18.8	$18.8	$30.7	$40.7
Working capital (deficiency)	41.6	21.0	19.1	12.5	7.5	(306.9)	23.6
Total assets	98.1	133.9	168.8	181.9	94.5	115.7	239.7
Total assets excluding MOD III, Inc.	98.1	103.9	138.8	151.9	94.5	115.7	239.7
Current liabilities	24.9	27.4	35.1	41.8	44.1	375.5	88.0
Liabilities subject to compromise	—	—	—	—	325.7	—	—
Total liabilities	34.2	43.2	72.0	61.9	383.9	389.8	382.6
Stockholders’ equity (deficiency)	63.9	60.7	66.8	90.0	(289.4)	(274.1)	(142.9)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this Form 10-K.

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002. This discussion and analysis should be read in conjunction with the section entitled “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto included elsewhere herein. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Overview

Founded in 1974, we are a global supplier of 8-bit micrologic semiconductor devices. We design, develop and market various families of devices in this market segment. Using proprietary technology that we have developed over our 30-year operating history, we provide semiconductor integrated circuit devices that our customers design into their end products. Our devices often include related application software and typically combine a microprocessor with memory and various peripheral functions on a single device. Our products enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. For example, some typical applications include devices that control the speed of a motor, infrared remote controls, security systems and battery chargers. In addition to our micrologic devices, we sell other integrated circuit devices that have a wide variety of uses including the processing and transmission of information for communications and consumer electronics products. These devices include serial communication controllers, modems, IrDA transceivers, television display controllers and personal computer peripheral controllers. Historically we have also performed wafer fabrication foundry services for third parties, which were terminated in 2004.

1998 through 2001

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange. On February 27, 1998, we consummated a leveraged merger with an affiliate of Texas Pacific Group. In connection with that transaction we issued $280 million of our former 9 1/2% Senior Secured Notes due 2005 that required us to make semi-annual interest payments of $13.3 million, and we ceased having publicly traded equity securities. From 1998 until 2001, our business focus and research and development efforts moved from the traditional 8 bit microcontroller market to development of a Cartezian family of 32-bit micrologic products targeted for use in the data communication and telecommunications end markets.

Commencing in 2000, our business and financial growth was negatively affected by the extremely difficult business climate brought on by the severe downturn in the technology and semiconductor industries. As a result of a rapid deterioration in the communications hardware market during the second half of 2000, our Cartezian family of products was never ultimately brought to market.

Like many companies in our industry, during the fourth quarter of 2000 we began to experience declining sales. During the first half of 2001 our previous CEO resigned and our current CEO, Jim Thorburn, was brought in to restructure our operations, financials and product portfolio with the goal of eliminating the debt and positioning the Company for growth through an equity offering. Under the leadership of Jim Thorburn, we implemented a three-phase plan with the objective of establishing and maintaining financial stability, reclaiming the Company’s traditional 8 bit microcontroller markets and customers and, investing in innovative products.

2002 Financial Restructuring and Reorganization

In 2001, we explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of our senior notes. We concluded that the best vehicle to achieve a restructuring of our senior notes was through consummation of a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On January 28, 2002, we commenced solicitation of acceptances of a joint plan of reorganization, which set forth a plan to reorganize our company and our subsidiary, ZiLOG-MOD III, Inc.

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

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former note holders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. On May 1, 2002, we adopted “fresh-start” reporting proscribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on that date the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

For additional information regarding our 2002 reorganization and the subsequent implementation of fresh start reporting pursuant to Statement of Position 90-7 refer to the captions below under “2002 Financial Restructuring and Reorganization” and “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2004 Stock Offering, MOD II and MOD III Equipment Sales

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split.

On March 12, 2004, our common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently April 6, 2004 through exercise of the underwriters’ over allotment, we raised approximately $24.4 million through the sale of 2,252,100 shares of our common stock at a price of $12.50 per share in a public offering of our stock. Subsequent to our May 2002 financial restructuring and prior to our March 2004 stock offering, our stock was traded on the OTC-Bulletin board.

On April 16, 2004, we announced the closure of our MOD II five-inch wafer manufacturing facility in Nampa, Idaho. In association with this decision, we recorded net special charges of $6.9 million reflecting the impairment of long lived assets and costs to cease operations, and $1.8 million for employee severance costs. MOD II production ceased on July 9, 2004 whereby the majority of the products previously manufactured in MOD II were transferred to X-FAB, in Lubbock, Texas. We are now operating under our stated strategy as a fabless semiconductor company. In the fourth quarter of 2004, we received net proceeds of $5.9 million and recorded a net gain of $1.7 million from the sale of substantially all of the MOD II wafer manufacturing equipment to STMicroelectronics.

On September 24, 2004, we received $4.8 million after the completion of the sale of substantially all of MOD III’s manufacturing equipment to STMicroelectronics as reimbursement for certain costs of maintaining the assets of MOD III, Inc. in a salable condition (such reimbursement is included within the caption “special charges”).

Stock Repurchase Programs

2003 Stock Repurchases

On April 17, 2003, our Board of Directors approved a stock repurchase program under which we could repurchase up to 500,000 shares of our outstanding common stock.

We generally had the right of first refusal to repurchase shares of common stock issued under our stock plan to certain employees, former employees and contractors which expired on March 12, 2004. We had the right of first refusal which could have been exercised when such shares were offered for sale or upon termination from employment.

A summary of the activity under this plan is as follows ($ in millions):

	Shares	Net Cost	Loan Repayment
2003 repurchases from open market	125,000	$0.5	$—
2003 repurchases from President, Michael D. Burger	50,000	$0.2	$0.1
2003 repurchases from other and former employees	207,664	$0.7	$0.5

2003 Total repurchases	382,664	$1.4	$0.6

2004 repurchases from other and former employees	22,500	$0.2	$0.1

Total repurchases through December 31, 2004	405,164	$1.6	$0.7

As of December 31, 2004, the Company had repurchased 405,164 shares under this program at an aggregate cost of $2.3 million.

2004 Stock Repurchase Program

On July 29, 2004, our Board of Directors approved the 2004 stock repurchase program pursuant to which we could repurchase up to $5.0 million in market value of our outstanding shares of common stock. Pursuant to the program, during 2004 we purchased 572,100 shares of our common stock at a net aggregate cost of $4.4 million.

Other Stock Repurchases

On November 17, 2004, the board of directors, in conjunction with Mr. Burger’s resignation, approved the repurchase of 92,735 shares of common stock from Mr. Burger at a fair market purchase price of $6.20 per share in consideration for the repayment of his loans payable to us totaling $0.6 million.

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

Fresh-Start Reporting

On the completion of our financial debt restructuring and emergence from Chapter 11 proceedings in May 2002, we adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, for financial reporting purposes, we valued our assets and liabilities at fair value. With the assistance of our independent financial advisor, Lazard Frères & Co., LLC, and in reliance upon various valuation methods, and other applicable ratios and economic industry information relevant to our industry and through negotiations with various creditor parties in interest, we estimated our equity value to be $90.0 million as of May 13, 2002. This estimate of equity value was derived from a weighted average of three separate valuations methodologies: the first based on a comparable public company analysis; the second based on precedent transaction analysis; and the third based on a discounted cash flow analysis. For the purposes of the comparable public company analysis, Lazard analyzed the trading multiples of numerous public companies in the semiconductor industry, including Semtech, Globespan and Mitel, amongst others as at May 13, 2002. The comparable public company analysis yielded a valuation range of $70-$87 million; Lazard weighted this analysis 35% in its estimated valuation. The precedent transaction analysis yielded a valuation range of $88-$109 million; Lazard weighted this analysis 30% in its estimated valuation. The discounted cash flow analysis yielded a valuation range of $82-$106 million. In determining the discounted cash flow valuation range, Lazard considered three years of financial projections based on management’s best estimates at the time, with terminal values ranging from six to eight times the final year’s cash flow, and utilizing a discount factor of 28%. Lazard weighted this analysis 35% in its estimated valuation. These valuations were based on the underlying assumptions and limitations set forth in their report. These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our cash flow projections; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based.

In connection with the overall revaluation of our assets and liabilities under fresh-start reporting, described above, we recorded a net gain of $83.7 million. The increases in the carrying value of our intangible assets were based on three valuation approaches, depending on the specific intangible asset to be valued: the income approach, the cost approach and the market approach. The increases in carrying value of our tangible assets were based on physical inspections and written appraisals that included market data and cost approaches. Results would have varied under different assumptions or conditions.

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

Our net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users of our devices. At the time that we recognize distributor sales as revenue, we record a reserve for estimated price adjustments that the distributors will reclaim from us on the merchandise they resold to end users. These reserves are recorded as a reduction to our net sales and a reduction to our accounts receivable. To estimate this distributor price adjustment reserve, we analyze our historical price adjustment payments, price adjustments taken by distributors but not processed by us and pending price adjustments that have been authorized by us but have not yet been claimed by our distributors. Because our distributor allowance reserve is based upon our judgments and estimates, such reserves may not be adequate to cover actual distributor price allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

At December 31, 2004, we identified a material weakness over our accounting for distributor reserves (See Item 9A)

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

Estimating Write-Downs of Excess and Obsolete Inventories

Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally reserve work-in-process inventories based upon aging and finished goods inventory quantities in excess of our current backlog or expected customer demand. In addition to analyzing the results of our reserve algorithm calculations, we also review known exposures, market conditions and other relevant factors to determine whether our inventory reserves are appropriate based on our best estimates. Reserves for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2004, and we plan to perform this test in the third quarter of each year unless the existence of triggering events indicates that an earlier review should be performed.

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

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars for each period indicated, as follows (in millions):

	Successor Company		Combined Company	Successor Company	Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Eight Months Ended Dec. 31, 2003	Four Months Ended April 30, 2002
Net sales by region:
Americas	$49.4	$59.7	$81.1	$55.9	$25.2
Asia (including Japan)	33.5	30.9	40.6	26.8	13.8
Europe	12.7	13.0	17.9	10.9	7.0

Net sales	$95.6	$103.6	$139.6	$93.6	$46.0

Net sales by channel:
OEM	$44.7	$44.0	$70.6	$45.7	$24.9
Distribution	47.3	48.5	61.1	40.9	20.2
Foundry services	3.6	11.1	7.9	7.0	0.9

Net sales	$95.6	$103.6	$139.6	$93.6	$46.0

Net sales by business line:
Micrologic	$68.3	$68.0	$90.3	$61.2	$29.1

Other Devices
Serial Communications Controllers	14.4	13.7	15.4	10.4	5.0
Modems	2.8	3.1	10.5	5.8	4.7
IrDA Transceivers	2.1	2.4	2.8	2.3	0.5
Television, PC Peripherals and Other	4.4	5.3	12.7	6.9	5.8

Other Devices	23.7	24.5	41.4	25.4	16.0

Subtotal – Base business	92.0	92.5	131.7	86.6	45.1
Foundry Services	3.6	11.1	7.9	7.0	0.9

Net sales	$95.6	$103.6	$139.6	$93.6	$46.0

Since 2001, we have implemented an overall business restructuring program aimed at refocusing on our core 8-bit micrologic device portfolio and moving to a fabless manufacturing model. In connection with these actions, we have eliminated a significant amount of fixed costs from our business operations. Additionally, pursuant to our plan of reorganization, which became effective on May 13, 2002, we extinguished $280.0 million in principal value of our former 9.5% Senior Secured Notes and eliminated the associated interest that would have been payable thereon.

Other key indices

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of December 31,
	2004	2003	2002
Days sales outstanding	38	46	28
Net sales to inventory ratio	8	11	13
Weeks of inventory at distributors	13	14	10
Current ratio	2.7	1.8	1.5

We calculate each of these key metrics based on annual results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. At December 31, 2004, DSO’s were 38 days as compared to 46 at December 31, 2003. The December 31, 2004, DSO’s reflect a higher mix of distribution customers that generally tend to pay faster than larger OEM customers.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased to 8 times annual sales in 2004 reflecting additional inventories built in conjunction with the closure of our MOD II manufacturing facility in July, 2004.

Weeks of inventory at distributors measures the level of inventories on hand at our distributors relative to their end sales to their end customers and as such is relative to the levels of sales we record for distribution sales. We do not recognize revenue on shipments to distributors until our distributors resell our products to end users. We generally target 10 to 13 weeks of inventory in the distribution channel to allow these distributors to react to market demand and buffer the cycle time of reordering new product from us and awaiting delivery.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items.

Comparison of Financial Results

Net Sales

Since 2001, we have refocused our business on our core 8-bit micrologic portfolio of devices, and de-emphasized certain product offerings in our other devices business line. Beginning in 2002 we have introduced new products targeted at the growing 8 bit embedded flash microcontroller market lead by our Z8 Encore! and eZ80Acclaim! families of products. Revenue from product sales to OEM customers is recognized upon title transfer, which generally occurs upon shipment, net of appropriate allowances for returns and warranty costs that are recorded at the time revenue is recognized. The Company recognizes revenue on sales to distributors who have rights of return and price protection on unsold merchandise held by them when products are resold by the distributors to end-users, or as we refer to it, on the sell through method.

Net sales were $95.6 million in 2004 as compared to net sales of $103.6 million in 2003. Excluding foundry services, net sales for our base business was $92.0 million for 2004 as compared to $92.5 million in 2003. Micrologic sales increased modestly in 2004 over 2003 which included an increase in net sales of our new flash-based products from $1.1 million in 2003 to $3.2 million in 2004. We experienced a decline in unit sales during the second half of 2004 as compared to sales in the first half of 2004, primarily due to softening customer demand for our non-flash products and exiting the foundry services business. Our overall net sales in the second half 2004 were $41.7 million, compared to net sales of $53.9 million in the first half of 2004. Additionally, net sales of our embedded flash products continue to be difficult to predict, due in part to the uncertain length of time for our customers to commit their product designs into production and thereby generate net sales of our devices.

Net sales of our other devices totaled $23.7 million in 2004, as compared to $24.5 million or in 2003. Sales of our other devices were down slightly in 2004 reflecting some reductions in modems, IrDA and TV offset by an increase in our serial communications controller products reflecting generally higher prices on this broad based portfolio of communications type products.

Generally, the decrease in net sales in 2004 reflects a reduction in foundry services sales. In July, 2004 we closed our MOD II wafer manufacturing facility and as such no longer offer foundry service products. These sales were primarily to one customer and were opportunistic in an endeavor to increase utilization of our wafer fabrication facility and lower the overall costs of wafers manufactured. We incurred no R&D in support of these activities and had no direct involvement with the customer in design of these products.

Net sales were $103.6 million in 2003 as compared to net sales of $139.6 million in 2002. This decrease in net sales in 2003 reflects lower unit shipments for both our micrologic and other devices business lines. The net sales decline for our micrologic devices business line in 2003 compared to 2002 reflects overall lower market demand partially as a result of our customers moving from our older Z80 and Z8 device applications to alternative technologies provided by our competitors. These alternative microcontroller products are generally embedded flash based technology products. In November 2002 and February 2003, we released our new Z8 Encore! and eZ80Acclaim! products, respectively, that are focused on this flash-based microcontroller market. Our strategy is to recapture sales to these customers and enter new markets with our new products. As stated, we began to see this in our micrologic sales in 2004.

Net sales of our other devices totaled $24.5 million in 2003 as compared to $41.4 million in 2002. This decrease primarily reflects:

•	a $7.4 million decrease in net sales of modem products, primarily reflecting technology migration by our largest modem OEM customer from a hardware-driven solution to an internally developed software- operated modem. Sales of modem products to this customer were $1.6 million in 2003 compared to $7.2 million in 2002; and

•	a $7.4 million decrease in net sales of our television and peripheral products. The television and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated away from 8-bit analog devices to alternative solutions. Television customers have moved from televisions with 8-bit microcontrollers and analog technologies to more complex 16-bit DSP and 32-bit microcontrollers with more digital features.

Net sales from our foundry services in 2003 were $11.1 million as compared to $7.9 million in 2002. As stated previously, subsequent to the closure of our MOD II manufacturing facility in Nampa, Idaho in July, 2004, foundry sales have been insignificant.

Gross Margin

Our cost of sales primarily represents the cost of producing our products, including wafer fabrication, assembly and test expenditures. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing efficiency and productivity of our test operation, product mix, and product yield performance. Gross margin as a percent of net sales was 45.4% in 2004 as compared to 46.7% in 2003, and 41.8% in 2002. Our gross margin in 2004 includes the impact of lower margins on the new embedded flash products as well as a $2.5 million charge primarily related to excess inventories built in support of the closure of our MOD II manufacturing facility. Details of these items are discussed below:

•	Our new embedded flash products are beginning the process of converting from design win to sales. They are still currently at volume levels that require higher purchased costs of the wafers from our suppliers which reduce our overall gross margins. We will continue to experience the impact of this higher wafer cost until we significantly increase our volumes and / or qualify additional suppliers with competitive wafer prices that allow us to improve the margin on these new products. Additionally, we have programs in development which should allow us to reduce the size of certain of these products and lower the overall cost; and

•

$2.5 million in charges primarily associated with the reserve of certain inventory items built in our MOD II wafer manufacturing facility prior to its closure in July, 2004 and transfer of the production to our new wafer fab supplier, X-FAB in Lubbock, Texas. Inventories were built based on anticipated customer needs and were estimated using historical run rates and judgments based on inputs and expectations. The inventory builds were to protect our customers and distributors from shortages of product during the transitional period. These reserves were recorded to reflect excess inventory over the anticipated needs in periods subsequent to December 31, 2004 and were based on anticipated demand estimates for these products. Ultimate demand or needs for these products may be more or less than these estimates and as such may require further adjustments as customer demand is received in the future.

The improvement in 2003 gross margin percentage of 46.7% as compared to 41.8% in 2002 was primarily due to a $3.9 million fresh-start charge recorded in 2002 to reflect the value in work in process inventories in accordance with SOP 90-7 and improved manufacturing efficiencies in our wafer fab and test operations during 2003.

We have focused on manufacturing cost controls, yield enhancements and price management. We have continued to consolidate and streamline our manufacturing activities closing our 8-inch MOD III wafer facility in January, 2002 and our 5 inch MOD II wafer facility in July, 2004. We are now fully fabless, and outsource all of our wafer manufacturing needs from our foundries in the United States and Taiwan. Additionally, we now have greater flexibility to use lower geometry fab processes from our suppliers to redesign and reduce the physical size of our older non-flash products which should allow us to improve our margins on such products and may even allow us added access to the lower priced Asian markets for these products.

We have continued to multi-source our product assembly activities with several Asian suppliers to enhance our supply source flexibility and obtain favorable vendor pricing.

Research and Development Expenses

Research and development expenses were $20.9 million in 2004 as compared to $18.0 million in 2003, and $17.9 million in 2002. Our research and development efforts in all three years were, and continue to be, primarily directed towards development of core micrologic devices and associated design tool development, including our Z8 Encore! and eZ80Acclaim! families of 8-bit embedded-flash micrologic devices and our Crimzon consumer solutions family of products focused on the Universal remote control market.

During 2004, we announced the opening of our China design center in Shanghai to allow us to more closely align to the growing Asian region and the rapidly growing China market. We also expanded our software development group in Bangalore, India to support our growing product portfolio especially for our remote control products. Additionally, we transferred our engineering groups from Nampa, Idaho to a new technology center in Meridian, Idaho. The group supports our design and software development as well as foundry technology development.

In 2002, we announced the termination of our development on the Cartezian family of products for the 32 bit networking market and closed our development center in Austin, Texas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.6 million in 2004 as compared to $27.6 million in 2003 and $33.4 million in 2002. The higher SG&A expenses in 2004 reflect the higher marketing costs associated with new products and their market introductions, as well as the incremental costs of compliance with Sarbanes-Oxley requirements. The decrease in 2003 was due to lower payroll-related costs as a result of lower headcount, a decline of stock-based compensation expense and reduced sales commissions as a result of the lower sales levels.

Special Charges

Special charges for 2004, 2003 and 2002 were as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended December 31,	Four Months Ended April 30,
	2004	2003	2002	2002
Asset impairments:
Austin, Texas assets	$—	$—	$—	$1.7
Internal use software	—	—	—	0.8
Goodwill write-offs	—	—	—	0.2
Test and probe equipment written-off	—	0.2	—	—
MOD II assets impairment	5.4	—	—	—
MOD II assets, gain on sale	(1.7)
Equity investment write-down	—	0.2	—	—
Restructuring of operations:
Employee severance and termination benefits, other	0.3	1.5	1.3	1.2
MOD II employee severance and termination benefits	1.8	—	—	—
MOD II costs to close facility	3.2	—	—	—
MOD III sustaining costs for post-closure maintenance	1.7	1.3	0.9	2.3
MOD III reimbursement of maintenance costs	(4.9)	—	—	—
Lease termination costs	—	—	(0.2)	0.7
Professional fees for debt restructuring	0.1	0.6	1.0	4.0
Other	—	—	(0.2)	—

	$5.9	$3.8	$2.8	$10.9

The following table details special charge accrual activity and ending accrual balances for the fiscal 2004, 2003 and 2002 years (in millions):

	Severance and Termination Benefits	Lease Termination Charges	Debt Restructuring	MOD III Closure Costs	MOD II Closure Costs	Total
Balance at December 31, 2001	$5.6	$2.8	$1.1	$0.2	$—	$9.7
Provisions to special charges	1.2	0.7	4.0	2.3	—	8.2
Cash payments	(6.0)	(3.0)	(2.5)	(2.3)	—	(13.8)

Balance at April 30, 2002	0.8	0.5	2.6	0.2	—	4.1
Provisions to special charges	1.3	(0.2)	1.0	0.9	—	3.0
Cash payments	(1.6)	(0.3)	(3.6)	(1.0)	—	(6.5)

Balance at December 31, 2002	0.5	—	—	0.1	—	0.6
Provisions to special charges	1.5	—	0.6	1.3	—	3.4
Cash payments	(2.0)	—	(0.6)	(1.3)	—	(3.9)

Balance at December 31, 2003	—	—	—	0.1	—	$0.1
Provisions to special charges	2.1	—	0.1	1.7	3.2	7.1
Provisions to cost of sales relating to MOD II closure	0.4	—	—	—	0.1	0.5
Cash payments	(2.2)	—	(0.1)	(1.8)	(2.6)	(6.7)

Balance at December 31, 2004	$0.3	$—	$—	$—	$0.7	$1.0

2004 Activities

On April 16th, 2004, we announced the closure of our MOD II five-inch wafer manufacturing facility in Nampa, Idaho and the related transfer of MOD II production activities to our foundry partner, X-Fab, in Lubbock, Texas. MOD II ceased production operations on July 9, 2004. As a result, in 2004, we incurred $1.8 million employee termination costs related to the termination of 144 employees, and sustaining costs for post-closure maintenance of the MOD II facility and preparation to sell the equipment. Additionally, MOD III sustaining costs for post-closure maintenance incurred by us in 2004 totaled $1.7 million, which was offset in the consolidated statement of operations by approximately $4.9 million reimbursement for sustaining costs incurred since 2002 from the sale of the MOD III equipment to STMicroelectronics in July, 2004.

As a result of the closure of MOD II, in 2004 we incurred the following special charges:

•	employee severance and termination costs of $1.8 million.

•	an asset impairment charge of $5.4 million related to the write-down of the MOD II long-lived assets.

•	a net gain on sale of assets of $1.7 million related to the subsequent sale of the MOD II wafer manufacturing equipment (and related assets) to STMicroelectronics in fourth quarter of 2004; and

•	MOD II costs of $3.2 million related to closure and maintenance of the facility.

The costs for MOD II and MOD III consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties.

Approximately $0.1 million of special charges during the year relate to third-party professional legal service fees associated with our debt and equity restructuring of May 2002, and $0.3 million severance and termination benefits related to our continued efforts to align infrastructure costs to business-level requirements.

Our estimates used to determine the fair value of MOD II land and buildings that remain held for sale at December 31, 2004, are based on an independent appraisal from a third party. There can be no assurance that the value we will realize from the ultimate sale or disposition of these assets will be equal to the estimated fair values. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the carrying value of $3.6 million, our future results of operations could be adversely impacted.

2003 Activities

Special charges in 2003 totaled $3.8 million and the primary components of these special charges were $1.5 million of employee severance and termination benefits related to the termination of 86 employees, $1.3 million of MOD III closure costs and professional fees of $0.6 million in connection with ongoing bankruptcy related court matters and our Securities and Exchange Commission S-1 registration statement for the registration of certain common stock required by our May 2002 reorganization plan, which became effective in July 2003. The employee severance and termination benefits primarily relate to the elimination of certain manufacturing positions at our MOD II wafer fabrication facility and our Manila, Philippines test facility that took place in February and September 2003, respectively. The $1.3 million of MOD III closure costs were ongoing costs for the maintenance of the idled MOD III eight-inch wafer manufacturing facility in Nampa, Idaho. We also had long-lived asset impairments of $0.2 million and an equity investment impairment of $0.2 million.

2002 Activities

Special charges for 2002 included $1.7 million in charges in connection with the closure of our Austin, Texas design center, as we abandoned furniture, fixtures and equipment with this associated book value. Also in connection with this action, the streamlining of our sales force, and reduction in headcount in Nampa, Idaho and the Philippines we paid severance and termination benefits of approximately $2.5 million. Approximately $0.8 million of computer aided design software was impaired in 2002 as a result of our decision to cancel development of the Cartezian family of 32-bit microprocessors. Additionally, we incurred $3.2 million of special charges during 2002 in connection with the closure of our MOD III eight-inch wafer fabrication facility in Idaho and $0.5 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing the facilities. Our recapitalization and associated Chapter 11 reorganization activities resulted in charges of $5.0 million in 2002 including legal, accounting and other professional advice and service fees. In addition, $0.2 million of unamortized goodwill relating to our 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off during 2002.

Stock-Based Compensation

During 2004, 2003 and 2002, we recognized $ 2.0 million, $1.5 million and $3.0 million of stock-based compensation expense, respectively, primarily in connection with the award of restricted stock and stock options to certain executives, employees and consultants at exercise prices below their deemed fair market value for accounting purposes on the dates of award. This non-cash stock-based compensation expense is primarily included in our selling, general and administrative expenses. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next two years as these awards vest. Based on the employee restricted stock and option awards we made during May 2002, and cancellation of restricted stock and issuance of in the money options to Mr. Thorburn in 2004, we anticipate that we will recognize stock compensation charges of $0.5 million and $0.1 million for the years ending December 31, 2005 and 2006, respectively.

Additionally, compliance with SFAS NO. 123 R requirements in 2005 will require us to record stock based compensation expense greater than current levels. (See recent accounting pronouncements)

In-Process Research and Development

During 2002, we recorded an $18.7 million charge for in-process research and development relating to our fair value allocation computed by an independent appraiser. Our in-process research and development charge in 2002 relates to partially developed semiconductor product designs that had not reached technological feasibility and had no alternative future use on the date they were valued for fresh-start reporting.

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

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35% for each of the projects. As noted above, the initial product offerings in our new Z8 Encore! and eZ80Acclaim! flash-memory enabled micrologic product lines were launched in November 2002 and February 2003, respectively. The nature of efforts required to develop the in-process technology into commercially viable products primarily related to completion of design, prototyping and testing to ensure the products could be produced cost effectively and to meet customer design specifications, including functions, features and performance requirements. The cost of completing development of the eZ80Acclaim! and Z8 Encore! projects were approximately $1.8 million and $2.3 million, respectively. The IrDA transceiver project was completed in 2002 at a cost of approximately $0.4 million and the programmable universal infrared remote control project was still in progress at the time of valuation.

Amortization of Intangible Assets

Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2004 and 2003, and no impairment charge was recorded as no impairment of the carrying value was indicated. We plan to perform this test in the third quarter of each year unless the existence of triggering events indicates that an earlier review should be performed.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount	$17.0	$9.2	$26.2
Accumulated amortization	15.2	3.7	18.9

Book value at December 31, 2004	$1.8	$5.5	$7.3

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
2005	$1.1	$1.1	$2.2
2006	0.4	1.0	1.4
2007	0.2	0.8	1.0
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.1	1.1

Total	$1.8	$5.5	$7.3

Other Income (Expense)

Other income (expense) was $0.0 million in 2004 as compared to $0.5 million in income in 2003 and $0.6 million in income in 2002. Other income expense includes income or loss on the sale of securities, currency translation gains and losses and other miscellaneous items.

Net gain on discharge of debt and Fresh Start Adjustments

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

Interest Expense

Interest expense was $0.2 million in 2004 as compared to $0.4 million in 2003 and $5.5 million in 2002. During 2002, our interest expense was primarily accrued in connection with our $280 million 9 1/2% Senior Secured Notes, which notes and related accrued interest were extinguished in connection with our reorganization effective May 13, 2002. During 2004, and 2003, our interest expense was associated with our revolving line of credit. There was no debt outstanding under this facility at December 31, 2004.

Income Taxes

Our provision for income taxes during 2004, 2003 and 2002 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May 2002 reorganization plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward, with any remaining taxable income offset by reducing the tax attributes of certain of our non-current assets. Subsequent to the financial restructuring in May 2002, we completed in 2003, a tax reorganization of our world wide legal entities. In accordance with fresh start reporting, future reductions in our valuation allowance will be recorded as a reduction to fresh-start goodwill. In addition, net deferred tax assets will only be recognized to the extent of deferred tax liabilities until such time as deferred tax assets become probable of realization.

Quarterly Results (Unaudited)

The following table presents unaudited quarterly financial information for each of the quarters in the eight-quarter period ended December 31, 2004. The Company’s year-end is December 31, with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Sunday of each quarter. However, for financial reporting purposes interim fiscal periods are labeled as ending on calendar-month end.

	For the Quarters Ended
	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Unaudited, in millions)
Net sales	$18.9	$22.8	$27.9	$26.0	$26.7	$26.0	$25.7	$25.2
Cost of sales	13.0	12.4	14.2	12.6	13.2	13.3	13.7	14.9

Gross margin	5.9	10.4	13.7	13.4	13.5	12.7	12.0	10.3
Gross margin as a percentage of net sales	31%	46%	49%	52%	51%	49%	47%	41%
Operating Expenses:
Research and development	5.4	5.2	5.3	5.1	4.9	4.5	4.7	3.9
Selling, general and administrative	7.8	7.2	7.7	6.8	7.1	7.2	7.1	6.2
Special charges and reorganization items	(0.4)	(1.9)	7.7	0.5	0.7	1.3	0.5	1.3
Amortization of intangible assets	1.0	1.0	1.1	1.1	1.7	1.7	1.7	1.7

Operating loss	(7.9)	(1.1)	(8.1)	(0.1)	(0.9)	(2.0)	(2.0)	(2.8)

Other income (expense):
Interest income	0.1	0.1	0.1	0.1	0.1	0.1	—	0.1
Interest expense	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	0.1	—	—	(0.1)	0.3	—	0.2	—

Income (loss) before provision (benefit) for income taxes	(7.7)	(1.1)	(8.1)	(0.2)	(0.6)	(2.0)	(1.9)	(2.8)
Provision (benefit) for income taxes	1.6	0.9	(0.9)	(0.2)	(1.6)	—	0.1	0.1

Net income (loss)	$(9.3)	$(2.0)	$(7.2)	$0.0	$1.0	$(2.0)	$(2.0)	$(2.9)

Net income (loss) per share
Basic	$(0.57)	$(0.12)	$(0.44)	$0.00	$0.07	$(0.13)	$(0.14)	$(0.20)
Diluted	$(0.57)	$(0.12)	$(0.44)	$0.00	$0.07	$(0.13)	$(0.14)	$(0.20)

Our net sales generally increased on a sequential basis in 2003. Sales declined in the third and fourth quarters of 2004 reflecting an overall decline in business activities and the end of our foundry business after closing our MOD II wafer facility in July, 2004.

Overall, our gross margin as a percentage of net sales improved on a sequential quarterly basis from the first quarter of 2003 through the first quarter of 2004. Gross margin as a percentage of sales has declined on a quarterly basis beginning in the second quarter of 2004 reflecting the closure of our MOD II wafer facility. In the fourth quarter of 2004, we recorded a $1.9 million charge associated excess inventory stemming primarily from the bridge inventory builds prior to closing MOD II as well as lower margins on our embedded flash sales as we begin to increase our sales of these new products at volumes that do not currently give us optimum wafer pricing from suppliers.

Our research and development expenses have generally increased sequentially since the first quarter of 2003 reflecting the product development efforts on our new embedded flash-based microcontroller devices. Additionally, we have added a development design center in Shanghai, China for support of the growing Asian market and we have expanded our Bangalore, India software development center for the expanding needs of our growing remote control product portfolio. Additionally, in June 2004, we opened a new technology development center in Meridian, Idaho to support our design capabilities and our wafer fabrication sourcing strategies.

Our selling, general and administrative expenses were generally higher during the quarterly periods of 2004 as compared with 2003 levels. This increase reflects higher legal and administrative costs in the second quarter of 2004 associated with implementation and administration of employee stock plans subsequent to our public offering of stock. Costs were generally higher in all quarters of 2004 reflecting also the costs of compliance with Sarbanes-Oxley.

Our special charges for the eight quarterly periods ended December 31, 2004 are summarized below:

	For the Quarters Ended
	Dec. 31 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Unaudited, in millions)
Asset impairments:
MOD II assets write-down, net	$(1.7)	$—	$5.4	$—	$—	$—	$—	$—
Test, probe and other equipment written-off	—	—	—	—	—	—	—	0.2
Equity investment write-down	—	—	—	—	—	0.2	—	—
Restructuring of operations:
Employee severance and termination benefits, other	0.2	—	—	0.1	0.3	0.6	—	0.6
MOD II employee severance and termination benefits	—	—	1.8	—	—	—	—	—
MOD II sustaining cost for post-closure maintenance	0.8	2.3	0.1	—	—	—	—	—
MOD III sustaining cost for post-closure maintenance	0.4	0.6	0.4	0.3	0.2	0.4	0.4	0.3
MOD III reimbursement of maintenance costs	(0.1)	(4.8)	—	—	—	—	—	—
Professional fees for debt restructuring	—	—	—	0.1	0.2	0.1	0.1	0.2

Total	$(0.4)	$(1.9)	$7.7	$0.5	$0.7	$1.3	$0.5	$1.3

As previously discussed, we have refocused our business around our 8 bit microcontroller product strategy and moving to a fabless model for manufacturing. The special charges over these periods have generally been aligned around this strategy. Additionally, we have continued to resize our support organizations to a lower sales base in an effort to scale down these organizations and focus the activities around these strategies.

Liquidity and Capital Resources

We have a three-year $15.0 million senior secured revolving credit facility with a commercial lender which expires May 13, 2005. Under this facility, the borrowings bear interest at a rate per annum equal, at our option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of December 31, 2004 was 4.6%. As of December 31, 2004, we had no outstanding borrowings under the facility and had issued standby letters of credit of $0.2 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. As of December 31, 2004, we had borrowing availability of approximately $4.7 million. If we decide to pay the necessary fee to qualify certain foreign accounts receivable in our borrowing base, we could borrow up to an additional $2.0 million under our revolving credit facility as of December 31, 2004. We are subject to certain financial covenants under this facility, including tangible net asset balance and fixed charge coverage ratios, only if the total of our cash, cash equivalents and availability on the revolving credit facility are less than $7.5 million at any month end.

At December 31, 2004, we had cash and cash equivalents of $37.7 million, compared to $22.0 million at December 31, 2003. Cash and cash equivalents consists primarily of cash in bank accounts and money market accounts.

Cash flows from operating activities

Cash used by operating activities of $0.5 million in 2004 primarily reflects our net loss of $18.5 million offset by net non-cash charges of $3.2 and certain net asset and liability changes totaling $14.8 million. Non-cash charges include reductions related to deferred income tax assets and liabilities of $9.9 million, a net gain on the sales of MOD II assets of $1.7 million offset by $4.2 million for amortization of fresh start intangible assets, $3.0 million in depreciation and other amortization charges, $5.6 million of asset impairments and loss on disposal of assets, and stock-based compensation expense of $2.0 million. Reductions in accounts receivable of $3.0 million, prepaid expenses of $2.8 million, goodwill adjustments of $8.3 million, an increase in accounts payable of $3.7 million and accrued and other liabilities of $0.9 million provided cash from operating activities in 2004 and were offset by a use of cash for the increase of inventories of $2.5 million and reduction in deferred income on shipments to distributors of $1.4 million.

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

Cash flows from investing activities

Cash provided by investing activities in 2004 of $1.5 million, reflects the sale of our wafer manufacturing equipment and related assets of our MOD II facility in Nampa, Idaho, to STMicroelectronics, Inc. for an aggregate net consideration of $5.9 million offset by capital expenditures of $4.4 million as compared to uses for capital expenditures of $1.9 million in 2003 and $2.3 million 2002. In 2004 capital expenditures reflect software purchases for our expanding research and development group including design circuit software support. In 2002 and 2003, capital expenditures related primarily to furniture and fixtures for our San Jose headquarters and replacements of manufacturing equipment. We moved to our existing San Jose headquarters in January, 2002.

Cash flows from financing activities

Cash provided by financing activities was $14.7 million in 2004 as compared to cash used of $3.1 million in 2003 and $6.0 million in 2002. Cash provided by financing activities in 2004 reflects the consummation of our public offering of common stock, including the exercise of the over-allotment option whereby we received $24.4 million in cash as the net proceeds from the sale. Cash was used for the repayment of short term debt of $5.0 million in 2004, $1.9 million in 2003 and $5.9 million in 2002. Net cash used for repurchases of common stock net of sales of common stock, other than the 2004 offering, were $4.7 million in 2004 as compared to $1.2 million in 2003 and $0.1 million in 2002.

Non-GAAP EBITDA Measure

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for certain non-cash items, interest and income taxes. Our management uses separate “adjusted EBITDA” calculations for purposes of determining certain employees’ incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of our plan of reorganization. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. The differences between the EBITDA figures below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

•	employee retention bonuses, severance pay and termination benefits;

•	professional fees for debt restructuring;

•	lease termination costs and exit charges, and

•	MOD II and MOD III closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

	For the Quarters Ended
	Dec. 31, 2004	Sept 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Unaudited, in millions)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(9.3)	$(2.0)	$(7.2)	$—	$1.0	$(2.0)	$(2.0)	$(2.9)
Depreciation and amortization	1.6	1.7	1.6	2.3	2.9	3.1	3.1	3.2
Interest expense (income), net	(0.1)	—	—	—	—	—	0.1	—
Provision (benefit) for income taxes	1.6	0.9	(0.9)	(0.2)	(1.7)	—	0.1	0.1

EBITDA	$(6.2)	$0.6	$(6.5)	$2.1	$2.2	$1.1	$1.3	$0.4

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(6.2)	$0.6	$(6.5)	$2.1	$2.2	$1.1	$1.3	$0.4
Interest income (expense), net	0.1	—	—	—	—	—	(0.1)	—
Benefit (provision) for income taxes	(1.6)	(0.9)	0.9	0.2	1.7	—	(0.1)	(0.1)
Deferred income tax assets and liabilities	0.1	(6.8)	(2.5)	(0.7)	(8.9)	(0.9)	(1.3)	(1.3)
Asset impairments	0.1	0.1	5.4	—	—	0.2	—	0.2
Stock-based compensation	0.5	0.5	0.6	0.4	0.3	0.4	0.4	0.4
Net gain on sale of MODII assets held for sale	(1.7)	—	—	—	—	—	—	—
Changes in operating assets and liabilities	1.8	17.1	0.1	(4.2)	4.5	—	0.1	0.1

Net cash provided (used) by operating activities	$(6.9)	$10.6	$(2.0)	$(2.2)	$(0.2)	$1.0	$0.6	$(3.8)

Our expected cash needs for 2005 primarily represents working capital and capital expenditures.

We expect 2005 capital expenditures will be approximately $2.0 million to $2.5 million, primarily for test equipment, and internal use software. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations. We currently anticipate that available cash and cash to be provided by or used by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

Total operating lease expense, including month-to-month rentals, was approximately $2.6 million in 2004 as compared to $2.7 million in 2003 and $2.9 million 2002. We did not have any capital leases as of December 31, 2004, 2003 or 2002.

Contractual Obligations

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2005 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the table below.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of December 31, 2004 (in millions):

		Payment due by period
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6.6	$2.2	$3.1	$1.3	$—
Purchase obligations	6.9	6.0	0.9	—	—

Total	$13.5	$8.2	$4.0	$1.3	$—

From time to time we have agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. At December 31, 2004 we had an indemnification agreement with a customer that limits our net contingent obligation to pay for the customer’s defense costs, if any, up to a maximum of $500,000.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods presented in this report.

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our previously de-emphasized products. In 2004, our quarterly trend was significantly impacted by the closure of our fab and the subsequent decline in foundry service sales as well as general slowing economics in the second half of 2004 versus in 2003.

Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We adopted FIN 46R on January 1, 2004, which resulted in the de-consolidation of our subsidiary, ZiLOG MOD III, Inc.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. We have not determined what, if any, impact the adoption of SFAS 151 will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. We are currently evaluating these transition methods and the potential impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We have not yet determined the impact, if any, of adopting FSP 109-1, but we do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We have not yet determined the impact of adopting FSP 109-2, if any, on its consolidated financial statements and related disclosures.

In March 2005, the FASB issued FSP No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003).” FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005 (ZiLOG’s fiscal quarter ending June 30, 2005). We have not yet determined the impact of adopting FSP FIN 46(R)-5, if any, on its consolidated financial statements and related disclosures.

2002 Financial Restructuring and Reorganization

Prior to February 1998, our common stock had been publicly traded on the New York Stock Exchange under the symbol “ZLG.” On February 27, 1998, we consummated a merger with an affiliate of Texas Pacific Group, and in connection with that transaction, we issued $280.0 million of our former 9 1/2% Senior Secured Notes due 2005, and we ceased having publicly traded equity. Since 2000, our business and financial growth had been negatively affected by the extremely difficult business climate in which we have been operating. We explored a number of strategic alternatives with the assistance of our financial advisor, Lazard Frères & Co., LLC, and an informal group of holders of our senior notes who collectively held or managed approximately $165.0 million in principal amount of our senior notes.

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

We solicited acceptances of this joint plan from the holders of our senior notes and preferred stock. As permitted by bankruptcy court rules, we did not solicit votes from holders of our old common stock. In connection with this solicitation, we entered into lock-up agreements with members of the informal group of our note holders. Under the lock-up agreements, the members of the informal group agreed, among other things and subject to certain conditions, to vote to accept the plan of reorganization.

The voting period for the solicitation ended on February 26, 2002. Holders of approximately $221.0 million of our senior notes accepted the plan of reorganization, and none rejected the plan. All of the holders of our preferred stock who voted also accepted the plan of reorganization.

On February 28, 2002, we and our subsidiary, ZiLOG-MOD III, Inc., filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court subsequently confirmed MOD III, Inc.’s and our joint reorganization plan by its order entered on April 30, 2002. The joint plan of reorganization became effective on May 13, 2002, but for financial reporting purposes we use May 1, 2002, as the date of emergence from bankruptcy. We refer to the company prior to emergence from bankruptcy as the “Predecessor Company” and to the reorganized company as the “Successor Company.”

Pursuant to the joint reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. The former note holders received substantially all of our new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on discharge of debt.

On May 1, 2002, we adopted “fresh-start” reporting prescribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. Fresh-start reporting was appropriate because our former note holders received substantially all of our new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

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

These assumptions include: the successful reorganization of our business and finances in a timely manner; the implementation of our business plan as a reorganized entity; the accuracy of information supplied by management about our business and our prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. In agreement with the informal committee of note holders, and with the approval of the bankruptcy court, we established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. The projections we and our advisors used for estimating the Company’s reorganization value were made as of May 13, 2002 and were based on an adjusted EBITDA measure of liquidity (see Liquidity and Capital Resources section). For the year ended December 31, 2002, our adjusted EBITDA exceeded the projections we and our advisors used to determine the recapitalization value of the Successor Company. For the years ended

December 31, 2003 and 2004 our adjusted EBITDA was less than the amounts projected in determining our recapitalization value. Overall, we believe that our projections of future results used in determining our recapitalization value were reasonable based on information available at the time.

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

Although MOD II represents a unique group of assets that would only have utility to a select number of semiconductor manufacturing companies, we believed that MOD II could have been sold for its current carrying amount as determined by the Key Assets appraisal. Previously, our five-inch wafer fabrication facility had been separately held for sale at a negotiated selling price of $3.0 million, based on a non-binding purchase offer received from a potential buyer in December 2000. Management agreed to the terms of the December 2000 purchase offer for several reasons including: monetary and human cost savings compared with closing and decommissioning the facility, as well as terminating the employees; and the acquirer was also willing to assure an uninterrupted source of supply of wafers manufactured in the MOD II facility until alternative sources could be qualified. Following a change in strategy, the MOD II assets were put back into service in June 2001. In June 2001, management determined that the fair value of the MOD II assets was $3.0 million. We did not obtain an independent appraisal of MOD II in June of 2001, but determined that the fair value of MOD II had not changed materially during the six-month period between the non-binding purchase offer received in December 2000 and the decision to place MOD II back into service in June of 2001. This decision was made after consideration of the shift in our strategy to refocus on our core 8-bit micrologic business developed under the leadership of our new chief executive officer, as well as financial difficulties the Company was experiencing at the time, and the relatively short period of time between receiving the non-binding purchase offer and our decision to place MOD II back into service.

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

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics, Inc. for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. In September 2004, MOD III paid dividends and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after paying for reimbursements totaling approximately $4.9 million to us and $0.9 million for transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs. Reimbursements to us were to pay certain costs of maintaining MOD III in a saleable condition on MOD III’s behalf that had been previously recorded in special charges and credits (see Note 6, 2004 Special Charges).

On September 27, 2004, we announced the sale of all of our wafer manufacturing equipment and related assets of our MOD II facility in Nampa, Idaho, to STMicroelectronics, Inc. for an aggregate consideration of $5.9 million net of selling costs and expenses which resulted in a gain on assets held for sale of $1.7 million. On completion of the sale, the remaining assets of MOD II consist of land and buildings with a carrying value of $3.6 million classified as assets held for sale on the Company’s balance sheet (see Note 6, 2004 Special Charges).

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

Risks Related to Our Business and Industry

In April 2004 we announced the closure of our MOD II wafer manufacturing facility and outsourcing of wafer production to, X-FAB. If we are unable to effectively complete the closure and decommissioning of MOD II and successfully transition production to X-FAB, our business and net sales could be harmed materially.

During 2003, approximately 70% of our net sales were derived from products that were manufactured in our MOD II wafer facility in Nampa, Idaho. In April 2004, we decided to close our MOD II wafer production facility and migrate the majority of this production into X-FAB’s six-inch wafer manufacturing facility in Lubbock, Texas. Subsequently, on July 9, 2004, MOD II production was terminated and the facility was closed. A number of issues could arise in connection with our closure and decommissioning of MOD II and outsourcing of production to X-FAB, including:

•	The cost of closing and decommissioning MOD II could be more expensive than anticipated;, including costs associated with building

•	The estimated value of the assets held for sale may be less than expected;

•	We may still have further excess inventory adjustments should we not sell all the bridge inventory;

•	Production yields at X-FAB could be unsatisfactory and result in higher costs than expected;

•	Production of wafers at X-FAB could fail to meet our product specifications or our customers’ qualification requirements;

•	X-FAB may be unable to meet our need for wafers or to meet our delivery requirements on a timely basis, as was the case during the third quarter of 2004; or

•	After the first year of our agreement with X-FAB, they could substantially raise the price we pay for wafers or they may terminate their contract with us.

Any one or more of these factors could result in a material reduction in our sales and increase in our costs or a loss of customers.

If we are unable to obtain adequate production capacity or quality, our business will be harmed.

We rely on independent third-party foundry manufacturers including X-FAB, TSMC, and UMC to fabricate wafers for all of our product needs. Industry-wide shortages in foundry capacity could harm our financial results. If we are unable to obtain the requisite foundry capacity to manufacture our products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers’ demand for our products. Any delay in initiating production at third-party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers’ demands could damage our relationships with our customers and may decrease our sales.

Other significant risks associated with relying on these third-party foundries include:

•	reduced control over the cost of our products, delivery schedules, capacity constraints and product quality;

•	limited warranties on wafers or products supplied to us;

•	increased exposure to potential misappropriation of our technology;

•	yield or quality issues with the supplier which could result in us being unable to supply product to customers or providing product that does not meet their quality or performance standards;

•	vulnerability to third-party foundries’ financial, operations or production difficulties; and

•	the time and cost associated with switching or sourcing alternate foundries.

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

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the year ended December 31, 2004, $103.6 million for 2003, and $139.6 million in 2002. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until later in 2005. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products, including our flash products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

Our May 2002 reorganization may have harmed our relationships with our customers, suppliers and employees, and may continue to impair our business reputation.

On February 28, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Northern District of California confirmed our prepackaged plan of reorganization on April 30, 2002, and we emerged from bankruptcy on May 13, 2002. The effect, if any, that our Chapter 11 case and plan of reorganization may have had, and may continue to have, upon our continued operations cannot be reasonably estimated, predicted or quantified. Some entities may be uncomfortable doing business with a company that emerged from bankruptcy approximately three years ago. The fact that we have a Chapter 11 bankruptcy on our credit record could adversely affect our relationships with our customers, suppliers and employees. In addition, we are aware that some of our competitors have raised our bankruptcy with customers as part of their sales pitch. This has harmed and may continue to harm our relationship with such customers.

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Freescale, National Semiconductor, Renasas, STMicroelectronics and Texas Instruments, among others. Some of our principal products such as the Z80 microprocessor are licensed by our competitors, or are in the public domain, and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the fourth quarter of 2000 we experienced a three-year downturn in our business cycle and are currently experiencing another downturn. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. This economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

Average selling prices in the semiconductor industry typically decline over time, which directly affects our revenue and margins.

Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on discount pricing strategies. We have in the past and may in the future be required to reduce selling prices in response to competition. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results could be impaired. In addition, if the price at which we can sell products in our inventory declines below the cost of such products we may be required to write down the value of such inventory.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

We depend on relatively few distributors for a substantial portion of our sales.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 50% of our net sales for 2004, 47% of our net sales for 2003 and approximately 44% of our net sales for 2002. In addition, our five largest distributors accounted for approximately 41% of our net sales for 2004, 33% of net sales for 2003 and 27% of net sales in 2002. Future Electronics accounted for approximately 21% of our net sales for 2004, and 18% in 2003 and was our number one customer for both 2004 and 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, not including our distributors, accounted for approximately 37% of our net sales for 2004, approximately 38% of our net sales for 2003 and approximately 37% of our net sales for 2002. As discussed in footnote 17, for the year ended December 31, 2004, we had one distribution customer that accounted for 20.6% of our net sales and one OEM customer that accounted for 11.9% of our net sales. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 66% of our net sales for 2004, approximately 66% of our net sales for 2003 and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

The risks inherent in our international operations have been increased by the threat of terrorist attacks. These attacks, coupled with an international military response, may create an uncertain economic environment, and we cannot predict the impact of these potential threats or any related military action, on our customers or our business.

We have had a history of losses, and we may not be profitable in the future.

We have had a history of losses for each of the years in the five-year period ended December 31, 2004, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We may not be profitable in the future.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our bankruptcy filing could impair our ability to recruit and retain employees. We do not have employment contracts with any of our executive officers other than Mr. Grace, and his contract expires in 2005.

Our current policy is that we not enter into or extend employment agreements with executives. If we are unable to retain our executive officers, including Mr. Thorburn as our Chief Executive Officer, our business may be harmed.

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

We have received in the past a letter from an electronic equipment manufacturer that makes products that are competitive to certain of our key products, asserting that the sale of certain of our key products may be infringing certain patents owned by them. After having consulted with counsel, we believe that we have meritorious defenses to the assertions set forth in the letter. However, should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of this matter would not have a material adverse affect on our business.

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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002, approximately $0.7 million for 2003 and approximately $0.1 million for 2004. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

We have implemented significant cost cutting measures, and we may be required to implement additional cost cutting measures depending upon our future revenues and operating results.

We have implemented significant cost cutting measures in the past, including during 2004. These cost cutting efforts have included:

•	restructuring our manufacturing operations, which has included closing and subsequently outsourcing all of our wafer fabrication and assembly operations and consolidating probe and final test operations at our Philippines site;

•	refocusing our strategic priorities;

•	reallocating personnel and responsibilities to better utilize human resources;

•	reducing our workforce; and

•	instituting temporary office and facility shutdowns.

Cost cutting measures may not increase our efficiency or lead to profitability. In the past we have reduced our spending on research and development although spending increased in 2004 compared to 2003 and 2002. Reduction in research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as the sale of the remaining assets of MOD II and our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance in the fiscal period or periods in which such charges are taken.

We are subject to various environmental laws and regulations that could have a material adverse effect on us.

Our manufacturing processes required us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers used large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us, the limitation or suspension of production, or cessation of our operations. Compliance with environmental laws and regulations also could require us to acquire additional equipment or to incur substantial other expenses. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for clean-up costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigations of environmental or employee health and safety matters.

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

The September 11, 2001 terrorist attacks on the United States created immediate significant economic and political uncertainty. The long-term effects of such attacks on the world economy and our business are unknown, but could be material to our business. Further terrorist acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, our freight carriers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business. In particular, any flare up in past tensions between India and Pakistan could pose an increased risk to our design operations in India, which could be disrupted in the event of the outbreak of war between the two countries.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to include an internal control report of management in our Annual Report on Form 10-K. Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Management’s assessment identified two material weaknesses in the company’s internal control over financial reporting relating to our reserves for distributor price adjustments and the financial reporting of our sale of the assets of MOD II. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. These material weaknesses are as follows:

•

During the course of the 2004 year-end audit by KPMG LLP, our independent registered public accounting firm, we determined that a key control over financial reporting related to adequacy of management-level review of estimated reserves for distributor price adjustments did not operate effectively as of December 31, 2004, which resulted in the initial reserve computation being understated by approximately $670,000. This adjustment and the associated reduction in net sales are reflected in our accompanying consolidated financial statements. Reserves for distributor price adjustments are included in sales returns and allowance reserves which at December 31, 2004 totaled $1.7 million. We recognize distributor revenue when the distributor resells the inventory to its end customer. At that time, and only on certain sales, the distributor may be entitled to make a claim against the company for associated price discounts which were previously approved by our pricing organization. Price adjustment claims from distributors are processed manually and are made by distributors based on their cycle of processing which requires us to estimate the amount of unprocessed claims at the end of each fiscal period. We record our estimate of unprocessed distributor price adjustment claims at the time that net sales are recorded for the respective periods.

•	While reviewing our consolidated financial statements, KPMG LLP highlighted that we had prepared our “Consolidated Statement of Cash Flows” which included the disposition of its MOD II equipment and the associated cash proceeds from this sale on a net basis within the cash flow from operating activities rather than within cash flows from investing activities. A key internal control over the preparation of our consolidated statement of cash flows is management-level review of the financial statements and related supporting information. This control did no operate effectively as of December 31, 2004, which resulted in a reclassification adjustment in our accompanying consolidated statement of cash flows of $5.9 million to decrease cash provided by operating activities and a corresponding increase of $5.9 million to cash provided by investing activities for the year ended December 31, 2004.

Because of these internal weaknesses, management concluded that, as of December 31, 2004, internal control over financial reporting and its disclosure controls and procedures were not effective and our independent public accounting firm, KPMG LLP, issued an adverse opinion with respect to our internal control over financial reporting (See Item 9A for management’s evaluation of controls and procedures).

As a consequence of these material weaknesses, our investors, suppliers and customers could lose confidence in the accuracy or completeness of our financial reports, which in turn could have a material adverse effect on our stock price or net sales or results of operations. We will be required to assess the effectiveness of our internal controls on a regular basis and the risk of these consequences will increase if in the future we identify additional material weaknesses.

A system of controls, however well designed and operated, cannot provide absolute assurance that the objectives of the system will be met. In addition, the design of a control system is based in part upon certain assumptions about the likelihood of future events. Because of the inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to do so could impact our ability to report, on a timely basis, our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude some expenses of stock options from our financial statements, effective July 1, 2005 the Company will be required to include the expense of these options and the 15% discount employees receive on purchase under the employee stock purchase plan in the income statement in accordance with FAS 123R. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. Because we will soon be required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants on our employee stock option program may negatively impact our ability to attract and retain qualified employees.

The agreements governing our credit facility may limit our ability to finance future operations or capital needs or engage in business activities that may be in our interest.

We have a $15.0 million senior secured revolving credit facility, under which we had no borrowings outstanding as of December 31, 2004 and approximately $4.7 million was available for additional borrowing based on our current borrowing base. Borrowings under this credit facility are secured by substantially all of our assets. The terms of our credit facility contain restrictive covenants, which may impair our ability to take corporate actions that we believe to be in the best interests of our stockholders, including restricting the ability to:

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

Our North American distributors could emphasize competing products, and we may lose some of our customers as a result.

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America. Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis. For the year ended December 31, 2004 and 2003, Future Electronics purchased approximately $19.7 million and $18.3 million of our products, contributing approximately 21% and 18% to our net sales, respectively. Future Electronics distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors, named executive officers and two large stockholders, who beneficially own approximately 32% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with four large stockholders, UBS Willow Management, L.L.C. and funds managed by Capital Research and Management Company, beneficially owned approximately 32% of our outstanding common stock, in the aggregate, as of December 31, 2004. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of December 31, 2004, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents, as these instruments are short-term.

The table below presents principal amounts and related interest rates for our cash equivalents as of December 31, 2004 (dollars in millions):

	Carrying Value	Fair Value
Cash Equivalents:
Fixed rate	$34.9	$34.9
Average interest rate	1.57%	—

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:

Page

Report of KPMG LLP, Independent Auditors Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	66

Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003, the eight months ended December 31, 2002 and the four months ended April 30, 2002	67

Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003, the eight months ended December 31, 2002 and the four months ended April 30, 2002	68

Consolidated Statements of Stockholders’ Equity (Deficiency) for the four months ended April 30, 2002, for the eight months ended December 31, 2002 and for the years ended December 31, 2003 and December 31, 2004	69

Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. and subsidiaries (the Company) as of December 31, 2004, and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003, the eight months ended December 31, 2002, and the four months ended April 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a (2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the eight months ended December 31, 2002, and the four months ended April 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in notes 1, 2, and 3 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on May 13, 2002; however, for financial reporting purposes, the effective date of the reorganization is considered to be April 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the consolidated financial statements as of and for the years ended December 31, 2004 and 2003, and as of and for the eight months ended December 31, 2002 are presented on a different reporting basis than the periods before the emergence from bankruptcy, and are therefore not comparable.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations in the Treadway Commission (COSO), and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 29, 2005

ZiLOG, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Successor Company
	December 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$37.7	$22.0
Accounts receivable, less allowance for doubtful accounts of $0.3 at both December 31, 2004 and 2003	10.0	13.0
Inventories	12.1	9.6
Deferred income taxes	2.7	—
Prepaid expenses and other current assets	4.0	3.8

Total current assets	66.5	48.4

MOD III, Inc. assets held for sale	—	30.0
MOD II assets held for sale	3.6	—
Property, plant and equipment, net	6.1	18.1
Goodwill	8.6	16.9
Intangible assets, net	7.3	11.5
Other assets	6.0	9.0

Total assets	$98.1	$133.9

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term debt	$—	$5.0
Accounts payable	12.3	8.6
Deferred income on shipments to distributors	6.0	7.4
Accrued and other current liabilities	6.6	6.4

Total current liabilities	24.9	27.4

Deferred income taxes	2.7	9.9
Other long-term liabilities	6.6	5.9

Total liabilities	34.2	43.2

Commitments and contingencies

Minority interest in MOD III assets	—	30.0

Stockholders’ equity:
Common stock, $0.01 par value; 60.0 shares authorized; 16.2 and 14.5 shares issued and outstanding at December 31, 2004 and 2003, respectively	0.2	0.1
Deferred stock compensation	(0.7)	(2.0)
Additional paid-in capital	121.9	96.4
Treasury stock	(7.1)	(1.9)
Accumulated deficit	(50.4)	(31.9)

Total stockholders’ equity	63.9	60.7

Total liabilities and stockholders’ equity	$98.1	$133.9

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor Company			Predecessor Company
	Year Ended December 31		Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002
	2004	2003
Net sales	$95.6	$103.6	$93.6	$46.0
Cost of sales	52.2	55.2	51.2	26.1
Cost of sales—fresh-start inventory adjustment	—	—	3.9	—

Gross margin	43.4	48.4	38.5	19.9
Operating expenses:
Research and development	20.9	18.0	11.1	6.8
Selling, general and administrative	29.6	27.6	22.6	10.8
Special charges and reorganization items	5.9	3.8	2.8	6.9
Amortization of intangible assets	4.2	6.8	7.9	—
In-process research and development	—	—	18.7	—

Total operating expenses	60.6	56.2	63.1	24.5

Operating loss	(17.2)	(7.8)	(24.6)	(4.6)

Other income (expense):
Fresh-start adjustments	—	—	—	83.7
Net gain on discharge of debt	—	—	—	205.7
Interest income	0.3	0.3	0.2	0.1
Interest expense(1)	(0.2)	(0.4)	(0.5)	(5.0)
Other, net	—	0.5	0.5	0.1

Total other income (expense)	0.1	0.4	0.2	284.6

Income (loss) before reorganization items and provision (benefit) for income taxes	(17.1)	(7.4)	(24.4)	280.0
Reorganization items	—	—	—	4.0
Provision (benefit) for income taxes	1.4	(1.5)	1.6	0.1

Net income (loss)	$(18.5)	$(5.9)	$(26.0)	$275.9
Preferred stock dividends accrued	—	—	—	1.9

Net income (loss) attributable to common stockholders	$(18.5)	$(5.9)	$(26.0)	$274.0

Basic and diluted net loss per share	$(1.16)	$(0.41)	$(1.82)

Weighted-average shares used in computing basic and diluted net loss per share	16.0	14.3	14.3

(1)	Excludes contractual interest of $4.2 in the four months ended April 30, 2002 not recorded during reorganization.

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18.5)	$(5.9)	$(26.0)	$275.9
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Fresh-start in-process research and development	—	—	18.7	—
Net gain on discharge of debt	—	—	—	(205.7)
Fresh-start adjustments	—	—	(4.2)	(83.7)
Deferred income tax assets and liabilities	(9.9)	(12.4)	16.3	—
Loss on disposal of fixed assets	0.2	—	0.1	—
Depreciation and amortization	7.2	12.3	12.3	2.5
Asset impairments	5.4	0.4	—	2.7
Net gain of sale of MODII assets held for sale	(1.7)	—	—	—
Stock-based compensation	2.0	1.5	2.9	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	3.0	(2.2)	3.7	2.1
Inventories	(2.5)	1.1	3.9	2.9
Prepaid expenses and other current and non-current assets	2.8	(0.4)	(8.5)	0.1
Goodwill adjustment	8.3	17.7	—	—
Accounts payable	3.7	(1.6)	(1.8)	(0.1)
Deferred income on shipments to distributors	(1.4)	—	2.5	(0.5)
Accrued and other current and non-current liabilities	0.9	(12.9)	(5.4)	(1.5)

Net cash provided (used) by operations before organization items	(0.5)	(2.4)	14.5	(5.2)
Reorganization items – professional fees paid (See Note 2)	—	—	—	(2.3)

Net cash provided (used) by operating activities	(0.5)	(2.4)	14.5	(7.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of MOD II assets, net	5.9	—	—	—
Capital expenditures	(4.4)	(1.9)	(1.3)	(1.0)

Cash provided (used) by investing activities	1.5	(1.9)	(1.3)	(1.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt	(5.0)	(1.9)	(2.5)	(3.4)
Purchases of common stock	(5.2)	(1.4)	(0.4)	—
Proceeds from public stock offering, net of offering costs	24.4	—	—	—
Proceeds from sales of common stock	0.5	0.2	0.3	—

Cash provided (used) by financing activities	14.7	(3.1)	(2.6)	(3.4)

Increase (decrease) in cash and cash equivalents	15.7	(7.4)	10.6	(11.9)
Cash and cash equivalents at beginning of period	22.0	29.4	18.8	30.7

Cash and cash equivalents at end of period	$37.7	$22.0	$29.4	$18.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0.3	$0.4	$0.4	$0.5
Income taxes paid during the period	$1.5	1.8	0.3	0.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends accrued	$—	$—	$—	$1.9
Dollar value of shares repurchased through employee loan cancellations	$0.6	$0.7	$—	$—

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(dollars in millions)

	Preferred Stock		Common Stock Voting		Common Stock Class A		Deferred Stock Compen- sation	Additional Paid-in Capital	Treasury Stock	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (Predecessor)	0.3	$25.0	32.0	$0.3	10.0	$0.1	(0.6)	$13.2	—	$(312.1)	$(274.1)
Preferred dividend accrued	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Amortization of deferred stock compensation	—	—	—	—	—	—	0.1	—	—	—	0.1
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	275.9	275.9
Issuance of new common stock	—	—	28.0	0.3	—	—	—	89.7	—	—	90.0
Reclassifications	(0.3)	(25.0)	(46.0)	(0.5)	(10.0)	(0.1)	0.5	(13.0)	—	38.1	—

Balance at May 1, 2002 (Successor)	—	—	14.0	0.1	—	—	—	89.9	—	—	90.0
Proceeds from sales of common stock, net of repurchases	—	—	0.1	—	—	—	—	0.1	—	—	0.1
Deferred stock compensation	—	—	—	—	—	—	(7.9)	7.9	—	—	—
Deferred stock compensation cancellations	—	—	—	—	—	—	0.6	(0.6)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2.7	0.2	—	—	2.9
Issuances of restricted stock	—	—	0.9	—	—	—	—	—	—	—	—
Restricted shares repurchased	—	—	(0.1)	—	—	—	—	(0.2)	—	—	(0.2)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(26.0)	(26.0)

Balance at December 31, 2002 (Successor)	—	—	14.9	0.1	—	—	(4.6)	97.3	—	(26.0)	66.8
Issuance of common stock under stock option plans, including tax benefit of $0.1	—	—	—	—	—	—	—	0.2	—	—	0.2
Amortization of deferred stock compensation	—	—	—	—	—	—	1.2	0.3	—	—	1.5
Deferred stock compensation cancellations	—	—	—	—	—	—	1.4	(1.4)	—	—	—
Purchase of treasury shares	—	—	(0.4)	—	—	—	—	—	(1.9)	—	(1.9)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5.9)	(5.9)

Balance at December 31, 2003 (Successor)	—	$—	14.5	$0.1	—	$—	$(2.0)	$96.4	$(1.9)	$(31.9)	$60.7
Common stock issued in public offering, net of offering costs			2.3	—	—	—	—	24.4	—	—	24.4
Issuance of common stock under stock option plans	—	—	—	—	—	—	—	0.1	—	—	0.1
Issuance of common stock under employee stock purchase plan			0.1	0.1	—	—	—	0.3	—	—	0.4
Deferred stock compensation	—	—	—	—	—	—	(0.5)	0.5	—	—	—
Deferred stock compensation cancellations	—	—	—	—	—	—	0.2	(0.2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1.6	0.4	—	—	2.0
Purchase of treasury shares	—	—	(0.7)	—	—	—	—	—	(5.2)	—	(5.2)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(18.5)	(18.5)

Balance at December 31, 2004 (Successor)	—	$—	16.2	$0.2	—	$—	$(0.7)	$121.9	$(7.1)	$(50.4)	$63.9

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ZiLOG, Inc. (“ZiLOG” or the “Company”) is a worldwide supplier of semiconductor products. The Company designs, develops and markets various families of products in support of the micrologic semiconductor market segment. Using proprietary technology, ZiLOG continues to provide semiconductor devices that its customers design into their end products. These devices typically combine a microprocessor memory, and input and output functions on a single device. ZiLOG’s micrologic devices enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. ZiLOG’s other devices and foundry services have a wide variety of uses including the processing and transmission of information for data communications, telecommunications and consumer electronics companies.

Basis of Presentation

The consolidated financial statements include the accounts of ZiLOG, Inc. and its subsidiaries. All significant transactions and accounts between the Company and these subsidiaries have been eliminated in consolidation.

The Company incurred recurring operating losses and had a net capital deficiency as of April 30, 2002. On February 28, 2002, ZiLOG filed and received confirmation from the United States Bankruptcy Court for the Northern District of California of its and ZiLOG-MOD III, Inc.’s (“MOD III, Inc.”) joint reorganization plan (the “Reorganization Plan”) filed pursuant to Chapter 11 of the United States Bankruptcy Code. The Reorganization Plan became effective on May 13, 2002 (see Note 2).

As a result of the court’s confirmation of ZiLOG’s Reorganization Plan, the Company adjusted its financial statements as prescribed by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). The reporting requirements of SOP 90-7 are referred to as “fresh-start” reporting, which resulted in material changes to ZiLOG’s Consolidated Balance Sheet. This approach requires the recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of intangible assets including goodwill (see Note 3).

Revenue Recognition

Revenue from product sales to Original Equipment Manufacturers (OEM) customers is recognized when the customer or its agent receives the product and title transfers. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with the sale.

The Company also licenses technology for certain of its products and receives payment in the form of royalties. Typically, licensees provide shipment and royalty information when the payment is remitted, usually 60 days subsequent to the end of the quarter shipments are made. As such, the Company records these royalty revenues as micrologic net sales when the cash is received.

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

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

All of the Company’s subsidiaries use the U.S. dollar as the functional currency. Accordingly, monetary accounts and transactions are re-measured at current exchange rates, and non-monetary accounts are re-measured at historical rates. Revenues and expenses are re-measured at the average exchange rates for each period, except for depreciation expense, which is re-measured at historical rates. Foreign currency exchange gains and (losses) included in the results of operations for the years ended December 31, 2004 and 2003 were less than $0.1 million in each period, and aggregated approximately, $0.2 million for the eight-month period ended December 31, 2002, and $(0.1) million for the four-month period ended April 30, 2002.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money market funds, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventories, net of provisions, consist of the following (in millions):

	Successor Company
	December 31,
	2004	2003
Raw materials	$0.6	$0.6
Work-in-process	8.3	6.7
Finished goods	3.2	2.3

	$12.1	$9.6

Property, Plant and Equipment

Property, plant and equipment were revalued at May 1, 2002 in accordance with the adoption of fresh-start reporting (see Note 3). At that time, accumulated depreciation was offset against cost and the resulting net book value was adjusted to the fair values. For periods prior to May 1, 2002 and for additions purchased after this date, property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment and 30 years for buildings. Significant impairments of property, plant and equipment were recorded in 2004 due to the write-down of ZiLOG’s MOD II five-inch wafer fabrication facility to its expected realizable value (see Note 7). Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $3.0 million, $5.5 million, $4.4 million and $2.4 million for the years ended December 31, 2004, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002, respectively. The Company did not have any assets leased under capital leases during the periods indicated.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consist of the following for the periods indicated (in millions):

	Successor Company
	December 31,
	2004	2003
Property, plant & equipment at cost:
Land, buildings and leasehold improvements	$1.2	$9.6
Machinery and equipment	11.0	17.6

	12.2	27.2
Less accumulated depreciation and amortization	(6.1)	(9.1)

Net property, plant and equipment	$6.1	$18.1

Goodwill and Intangible Assets

Effective January 1, 2002, the Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) (see Note 4).

Accrued and Other Current Liabilities

The following table further details “Accrued and other current liabilities” (in millions):

	Successor Company
	December 31,
	2004	2003
Accrued compensation and employee benefits	$2.6	$3.7
Other accrued liabilities	3.0	2.6
Accrued special charges	1.0	0.1

Accrued and other current liabilities	$6.6	$6.4

Advertising Expenses

The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses were approximately $1.5 million, $1.0 million, $0.2 million, and $44,300, for the years ended December 31, 2004, 2003, for the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Shipping Costs

Shipping costs are included in cost of sales.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Awards

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25,” to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and pro forma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The Company has applied the principles of FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Under this technical bulletin, the fair value method of accounting is used to account for shares issued to employees under the Company’s employee stock purchase plan.

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

Our common stock commenced trading on the NASDAQ National Market on March 12, 2004 under the symbol “ZILG.” Previously, the Company’s common stock traded on the Over-the-Counter Bulletin Board. For the period between May 13, 2002, the effective date of the Company’s plan of reorganization, and May 16, 2002, the Company’s common stock was quoted through the Pink Sheets Electronic Quotation Service. The prices quoted on the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Trading on the Over-the-Counter Bulletin Board has been sporadic and volumes have been low. In addition, all trades from May 16, 2002 through March 11, 2004, may not have been required to be reported on the Over-the-Counter Bulletin Board. Consequently, pricing for options issued during the first two months after the effective date of the plan of reorganization was based on the reorganization valuation as approved by the Court under the plan of reorganization. From July 2002 until March 11, 2004, option pricing was based on the last trading price on the date of grant (or if there was no trade on such date, then on the most recent date prior to the date of grant on which there was a trade). Stock option awards from March 12, 2004 on are priced at the NASDAQ closing price on the day granted by the board of directors.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Stock-Based Compensation

The table below illustrates the effect on net income (loss) if the fair-value based method has been applied to all outstanding and unvested awards in each period (in millions):

	Successor Company			Predecessor Company
	Year Ended Dec. 31,		Eight Months Ended	Four Months Ended
	2004	2003	Dec. 31, 2002	Apr 30, 2002
Net income (loss), as reported	$(18.5)	$(5.9)	$(26.0)	$275.9
Deduct stock-based employee compensation expense included in reported net income (loss)	2.0	1.5	2.9	0.1
Add total stock-based employee compensation expense determined under fair-value-based method for all rewards	(4.3)	(2.5)	(4.0)	(0.4)

Net income (loss)—pro forma	$(20.8)	$(6.9)	$(27.1)	$275.6

Loss Per Share
Basic and diluted—as reported	$(1.16)	$(0.41)	(1.82)	—
Basic and diluted—pro forma	(1.30)	(0.48)	(1.90)	—

Number of shares used in computing loss per share
Basic and diluted—as reported	16.0	14.3	14.3	—
Basic and diluted—pro forma	16.0	14.3	14.3	—

The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model. The following weighted-average assumptions were used:

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended	Four Months Ended
	2004	2003	Dec. 31, 2002	April 30, 2002
Annual average risk-free interest rate	3.4%	3.0%	3.0%	3.0%
Estimated life in years	5	5	5	5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	51.8%	66.5%	89.9%	N/A

The weighted-average fair value of options granted and weighted-average fair value of employee stock purchases are as follows:

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended	Four Months Ended
	2004	2003	Dec. 31, 2002	April 30, 2002
Weighted-average fair value of options granted during the period	$10.77	$5.60	$5.48	—
Weighted-average fair value of employee stock purchases under employee stock purchase plan during the period	$6.09	$5.52	$5.52	—

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares purchased under the 2004 Employee Stock Purchase Plan was estimated at the date of each offering period, using the Black-Scholes pricing model. The following assumptions were used:

	Successor Company			Predecessor Company
	Year Ended December. 31,		Eight Months Ended	Four Months Ended
	2004	2003	Dec. 31, 2002	April 30, 2002
Risk-free interest rate	1.81 to 2.75%	—	—	—
Estimated life in years	0.5	—	—	—
Dividend yield	0.0%	—	—	—
Volatility	50.7%	—	—	—

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

As of May 1, 2002, there were four projects that satisfied the criteria listed above. These in-process research and development projects relate to next-generation products in the Company’s Z80 microprocessor and Z8 microcontroller product families, as well as a new infrared remote control device for and a new IrDA transceiver targeted at the cellular telephone market. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The gross margins from sales of these new products were then expected to be in the range of 45% to 50%, which was generally consistent with ZiLOG’s product offering at the time.

The percentage of completion for each project was determined based on research and development expenses incurred as of May 1, 2002 for each project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 35% for each of the projects. The Company completed and launched the first member of the Z8 Encore! family of products and the IrDA transceiver product in 2002. The Company completed the other projects in 2003. The nature of efforts required to develop the in-process technology into commercially viable products primarily relates to completion of design, prototyping and testing to ensure the products can be produced cost effectively and meet customer design specifications, including functions, features and performance requirements.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”),” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The interpretation replaces Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46R. (See Note 12)

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. “ The Issue’s objective is to provide guidance for identifying other-than-temporary impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issue a FASB Staff Position (FSP) EITF 03-1-2 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. When the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. The disclosures required by EITF 03-1 did not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. Management of the Company is currently evaluating these transition methods.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. The Company has not determined what, if any, impact the adoption of SFAS 151 will have on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company has not yet determined the impact, if any, of adopting FSP 109-1, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company has not yet determined the impact of adopting FSP 109-2, if any, on its consolidated financial statements and related disclosures.

In March 2005, the FASB issued FSP No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003).” FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005 (ZiLOG’s fiscal quarter ending June 30, 2005). The Company has not yet determined the impact of adopting FSP FIN 46(R)-5, if any, on its consolidated financial statements and related disclosures.

NOTE 2. FINANCIAL RESTRUCTURING AND REORGANIZATION

The Company has suffered recurring losses from operations, had a net stockholders’ deficiency at December 31, 2001 and its business and financial growth were negatively affected by a difficult business climate. These conditions led to the need to file for Chapter 11 bankruptcy protection in order to restructure the Company’s 9 1/2% Senior Secured Notes due 2005 (the “Notes”).

ZiLOG filed the Reorganization Plan with the United States Bankruptcy Court for the Northern District of California on February 28, 2002 (the “Reorganization Plan”) and the bankruptcy court confirmed the Reorganization Plan as described herein on April 30, 2002. The Reorganization Plan became effective on May 13, 2002.

The Company operated its business under Chapter 11 in the ordinary course and had obtained the necessary approvals from the bankruptcy court to pay employees, trade, and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of employees, general unsecured creditors (including trade creditors, licensors, and lessors) and secured creditors, other than holders of the Notes and preferred stock, were not compromised under the Reorganization Plan.

Under the Reorganization Plan, the Notes were cancelled. Each note holder received, in exchange for their Notes, their pro rata share of:

•	14,000,000 shares of ZiLOG’s newly issued common stock. As of December 31, 2002, this represented approximately 86% of the outstanding equity on a fully diluted basis.

•

100% of the newly issued series A preferred stock issued by ZiLOG’s non-operating subsidiary, MOD III, Inc., which is called MOD III, Inc. Holders of MOD III, Inc. series A preferred stock are entitled to receive an aggregate liquidation preference of $30 million plus any accrued but unpaid dividends on the MOD III, Inc. series A preferred stock from the net proceeds from the sale of the Company’s MOD III 8-inch wafer fabrication plant located in Nampa, Idaho. This plant was transferred to MOD III, Inc. upon effectiveness of the Reorganization Plan. Dividends accrue on the MOD III, Inc. series A preferred stock at 9.5% per annum and these dividends increase the liquidation preference accordingly. In

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 2004, substantially all of the MOD III manufacturing equipment was sold to STMicroelectronics. In September 2004, approximately $20.2 million was distributed to the MOD III preferred series A shareholders (Note 7.) MOD III preferred shareholders have no recourse against the Company for any recovery less than the $30 million plus accrued dividends.

•	50% of MOD III, Inc.’s newly issued series B preferred stock. ZiLOG retains the remaining 50% of the new MOD III, Inc. series B preferred stock as well as 100% of the common stock. Holders of the new MOD III, Inc. series B preferred stock are entitled to receive the net sale proceeds from any sale of MOD III, Inc.’s assets in excess of the series A preferred stock liquidation preference. The Company does not presently expect to receive any distributions from the series B preferred stock and has placed no financial valuation on the stock in its financial statements.

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

Liabilities, which were subject to compromise and subsequently forgiven under the terms of the Reorganization Plan, are summarized as follows (in millions):

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

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Reorganization Plan, ZiLOG extinguished $325.7 million of liabilities, which included $280.0 million principal amount of the Notes, $27.2 million in accrued interest due on the Notes and $18.5 million of dividends payable on the Company’s previously outstanding series A preferred stock. The former note-holders received substantially all of the Company’s new common stock and a liquidation preference in the net proceeds on the sale of the assets held by MOD III, Inc. The former equity holders received an aggregate $200,000 in cash. All debt and equity securities of the Predecessor Company were cancelled. As a consequence of these events, the Predecessor Company recorded a $205.7 million net gain on the extinguishment of these liabilities.

On May 1, 2002, ZiLOG adopted “fresh-start” accounting principles proscribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. Fresh-start accounting was appropriate because the Company’s former note-holders received substantially all of the Company’s new common stock and the reorganization value of the assets of the Successor Company were less than the total pre-petition liabilities plus post-petition liabilities.

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. ZiLOG’s reorganization value was estimated by Lazard Frères & Co., LLC, its independent financial advisor, using discounted projected cash flows, precedent transactions and public company comparisons. These valuations indicated a range of reorganization values between $70 million and $109 million. In agreement with the informal committee of note-holders and with the approval of the bankruptcy court, the Company established a reorganization equity value of $90.0 million as of May 1, 2002 for purposes of applying fresh-start reporting. This estimate of equity value was derived from a weighted average of three separate valuations, the first based on a comparable public company analysis, the second based on a precedent transaction analysis and the third based on a discounted cash flow analysis. These valuations were based on the underlying assumptions that include: the successful reorganization of the Company’s business and finances in a timely manner; the implementation of the Company’s business plan as a reorganized entity; the accuracy of information supplied by management about its business and prospects; achievement of forecasted projections; market conditions as of December 31, 2001 continuing through an assumed effective date of March 31, 2002; and the plan of reorganization becoming effective in accordance with the estimates and assumptions upon which the valuation was based. The value of an operating business such as the Company’s, however, is subject to numerous uncertainties and contingencies, which are difficult to predict, and will fluctuate with changing factors affecting its financial condition and prospects.

Fresh-start reporting requires that the Company also record its assets at fair value upon adoption. Consequently, the Company engaged Key Assets as independent appraisers to assist management in the valuation of its tangible assets and engaged another independent party to conduct a valuation of its intangible assets. These appraisals resulted in a $13.1 million increase in property, plant and equipment related to the five-inch wafer fabrication facility and an adjacent undeveloped parcel of land. The valuation undertaken by Key Assets for fresh-start reporting assigned fair value to property, plant and equipment in Nampa, Idaho related to the five-inch wafer fabrication facility (MOD II) and the data center, as well as an adjacent 20 acre parcel of undeveloped land assuming a willing buyer and a willing seller and not under distressed sale conditions. Previously, the Company’s five-inch wafer fabrication facility had been separately held for sale at a negotiated selling price of $3.0 million, based on a non-binding purchase offer received from a potential buyer in December 2000. Management agreed to the terms of the December 2000 purchase offer for several reasons including: monetary and human cost savings compared with closing and decommissioning the facility, as well as terminating the employees; and the acquirer was also willing to assure an uninterrupted source of supply of wafers manufactured in the MOD II facility until alternative sources could be qualified by the Company.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a reconciliation of the Predecessor Company’s un-audited consolidated balance sheet as of April 30, 2002 to that of the Successor Company on May 1, 2002, which presents the adjustments that give effect to the reorganization and fresh-start reporting (in millions):

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

Under SFAS 142, goodwill is not amortized, but is reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company did not have any impairment of goodwill in the years ended December 31, 2004, 2003 or in the eight months ended December 31, 2002. In connection with its reorganization in 2002, the Company recorded a valuation allowance against deferred tax assets and recorded deferred income tax liabilities and income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These tax contingencies were primarily attributable to the Company’s reorganization of MOD III. During 2004 and 2003, the Company reassessed and updated its deferred income tax liabilities and income tax contingencies requirements and reduced the associated liabilities as an adjustment to goodwill as presented in the table below. In addition, reductions in the valuation allowance that was established under fresh-start reporting are also recorded as a reduction in the carrying value of goodwill. Changes in the carrying value of goodwill for the years ended December 31, 2004, 2003 and for the eight months ended December 31, 2002 are as follows (in millions):

Balance at April 30, 2002	$—
Establishment of goodwill under SOP 90-7	34.6

Balance at December 31, 2002	34.6
Goodwill adjustments during 2003	(17.7)

Balance at December 31, 2003	16.9
Goodwill adjustments during 2004	(8.3)

Balance at December 31, 2004	$8.6

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets established in connection with the Company’s fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily related to existing technology and brand name), are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 3 to 10 years. Changes in the carrying value of separable intangible assets for the years ended December 31, 2004, 2003 and for the eight months ended December 31, 2002 are as follows (in millions):

	Existing Technology	Brand Name	Total Amortization
Balance at April 30, 2002	$—	$—	$—
Establishment of intangibles under SOP 90-7	17.0	9.2	26.2
Amortization for eight months ended December 31, 2002	(6.8)	(1.1)	(7.9)

Balance at December 31, 2002	10.2	8.1	18.3
Amortization for year ended December 31, 2003	(5.5)	(1.3)	(6.8)

Balance at December 31, 2003	4.7	6.8	11.5
Amortization for the year ended December 31, 2004	(2.9)	(1.3)	(4.2)

Balance at December 31, 2004	$1.8	$5.5	$7.3

The anticipated amortization schedule for the remaining years of these separable intangible assets is as follows (in millions):

	Existing Technology	Brand Name	Total Amortization
2005	$1.1	$1.1	$2.2
2006	0.4	1.0	1.4
2007	0.2	0.8	1.0
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.1	1.1

Total	$1.8	$5.5	$7.3

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts. The short-term debt represents borrowings under a revolving line of credit with a commercial lender. The carrying amount on the balance sheet for cash and cash equivalents at December 31, 2004, and 2003 were $37.7 million and $22.0 million, respectively, which approximates fair value, due to their short maturities. The carrying amount, which approximates fair value due to its variable interest rate, on the balance sheet at December 31, 2003 for the short-term debt was $5.0 million, which represents the principle amount borrowed. There were no outstanding borrowings at December 31, 2004. The fair value of the accounts receivable and accounts payable approximates the carrying amount because of the short maturity of these instruments.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions. Almost all of the Company’s trade accounts receivable were derived from sales to electronics distributors and original equipment manufacturers in the market segments of computers and peripherals, consumer electronics, appliances, medical devices and building controls. The

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company performs ongoing credit evaluations of its customers’ financial condition and limits its exposure to financial losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. As of December 31, 2004, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable. SMK Corporation and Digital Security Controls had net accounts receivable at December 31, 2004 of $1.5 million and $1.0 million, respectively.

NOTE 6. SPECIAL CHARGES AND REORGANIZATION ITEMS

2004 Special Charges Analysis

On April 16th, 2004, the Company announced the closure of its MOD II five-inch wafer manufacturing facility in Nampa, Idaho and the related transfer of MOD II production activities to its foundry partner, X-Fab, in Lubbock, Texas. MOD II ceased production operations on July 9, 2004. As a result, in 2004, the Company incurred $3.2 million in sustaining costs for post-closure maintenance of the MOD II facility. Additionally, MOD III sustaining costs for post-closure maintenance incurred by the Company totaled $1.7 million, which was offset by approximately $4.9 million reimbursement for these costs from the sale of the MOD III equipment to STMicroelectronics, Inc. in July, 2004.

As a result of the closure of MOD II, in 2004 the Company incurred the following additional special charges: (1) employee severance and termination benefits of approximately $1.8 million related to the termination of 144 employees, and; (2) an asset impairment charge of $5.4 million related to the write-down of the MOD II long-lived assets and the subsequent gain on sale of assets of $1.7 million related to the sale of the wafer manufacturing equipment and related assets to STMicroelectronics, Inc. in the fourth quarter of 2004.

The costs for MOD II and MOD III consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties.

Approximately $0.1 million of special charges during the year relate to third-party professional legal service fees associated with the Company’s debt and equity restructuring of May 2002, and $0.3 million severance and termination benefits related to the Company’s continued efforts to align infrastructure costs to business-level requirements.

The Company’s estimates used to determine the fair value of MOD II land and buildings held for sale as of December 31, 2004, $3.6 million, are based on an independent appraisal from a third party. There can be no assurance that the value we will realize from the ultimate sale or disposition of these assets will be equal to the estimated fair values. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the estimated fair value, the Company’s future results of operations could be adversely impacted.

2003 Special Charges Analysis

Special charges in 2003 totaled $3.8 million and the primary components of these special charges were $1.5 million of employee severance and termination benefits, $1.3 million of MOD III closure costs and professional fees of $0.6 million in connection with the Company’s bankruptcy related legal proceedings and Securities and Exchange Commission S-1 registration statement for the registration of certain common stock required by the May 2002 reorganization plan, which became effective in July 2003. The employee severance and termination benefits primarily relate to the elimination of manufacturing positions at the Company’s MOD II wafer fabrication facility and the Manila, Philippines test facility that took place in February and September 2003, respectively. The $1.3 million of MOD III closure costs were ongoing costs for the maintenance of the idled MOD III eight-inch wafer manufacturing facility in Nampa, Idaho. The Company also had long-lived asset impairments of $0.2 million and an equity investment impairment of $0.2 million.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Special Charges Analysis

Special charges for 2002 included $1.7 million in charges in connection with the closure of the Company’s Austin, Texas design center, as the Company abandoned furniture, fixtures and equipment with this associated book value. Also in connection with this action, the streamlining of the Company’s sales force, and reduction in headcount in Nampa, Idaho and the Philippines we paid severance and termination benefits of approximately $2.5 million.

Approximately $0.8 million of computer aided design software was impaired in 2002 as a result of the Company’s decision to cancel development of the Cartezian family of 32-bit microprocessors. Additionally, we incurred $3.2 million of special charges during 2002 in connection with the closure of the Company’s MOD III eight-inch wafer fabrication facility in Idaho and $0.5 million of lease termination costs related to the closure and relocation of certain sales offices. These costs include relocation of production to alternative manufacturing sites and the cost of closing the facilities. The Company’s recapitalization and associated Chapter 11 reorganization activities resulted in charges of $5.0 million in 2002 including legal, accounting and other professional advice and service fees. In addition, $0.2 million of unamortized goodwill relating to the Company’s 2000 acquisition of PLC Corporation was deemed to be of no future value and was written off during 2002.

The following table details special charges accrual activity for the years ended December 31, 2004, 2003, the eight months ended December 31, 2002 and four months ended April 30, 2002 (in millions):

	Severance and Termination Benefits	Lease Termination Charges	Debt Restructuring	MOD III Closure Costs	MOD II Closure Costs	Total
Balance at Dec. 31, 2001	$5.6	$2.8	$1.1	$0.2	$—	$9.7
Provisions to special charges	1.2	0.7	4.0	2.3	—	8.2
Cash paid	(6.0)	(3.0)	(2.5)	(2.3	—	(13.8)

Balance at April 30, 2002	0.8	0.5	2.6	0.2	—	4.1
Provisions to special charges	1.3	(0.2)	1.0	0.9	—	3.0
Cash paid	(1.6)	(0.3)	(3.6)	(1.0)	—	(6.5)

Balance at Dec. 31, 2002	0.5	—	—	0.1		0.6
Provisions to special charges	1.5	—	0.6	1.3		3.4
Cash paid	(2.0)	—	(0.6)	(1.3)	—	(3.9)

Balance at Dec. 31, 2003	—	—	—	0.1	—	0.1
Provisions to special charges	2.1	—	0.1	1.7	3.2	7.1
Provisions to cost of sales relating to MOD II closure for retention bonus	0.4	—	—	—	0.1	0.5
Cash paid, before MOD III reimbursement	(2.2)	—	(0.1)	(1.8)	(2.6)	(6.7)

Balance at Dec. 31, 2004	$0.3	$—	$—	$—	$0.7	$1.0

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special charges for the years ended December 31, 2004 and 2003, for the eight months ended December 31, 2002 and four months ended April 30, 2002, are as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended December 31,	Four Months Ended April 30,
	2004	2003	2002	2002
Asset impairments:
Austin, Texas assets	$—	$—	$—	$1.7
Internal use software	—	—	—	0.8
Goodwill write-offs	—	—	—	0.2
Test and probe equipment written-off	—	0.2	—	—
MOD II assets impairment	5.4	—	—	—
MOD II gain on sale of assets	(1.7)
Equity investment write-down	—	0.2	—	—
Restructuring of operations:
Employee severance and termination benefits, other	0.3	1.5	1.3	1.2
MOD II employee severance and termination benefits	1.8	—	—	—
MOD II sustaining costs for post-closure maintenance	3.2	—	—	—
MOD III sustaining costs for post-closure maintenance	1.7	1.3	0.9	2.3
MOD III reimbursement of maintenance costs	(4.9)	—	—	—
Lease termination costs	—	—	(0.2)	0.7
Professional fees for debt restructuring	0.1	0.6	1.0	4.0
Other	—	—	(0.2)	—

	$5.9	$3.8	$2.8	$10.9

NOTE 7. SALE OF MOD III AND MOD II EQUIPMENT

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics, Inc. for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. In September 2004, MOD III paid dividends and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after paying for reimbursements totaling approximately $4.9 million to ZiLOG and $0.9 million for transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs. Reimbursements to ZiLOG were to pay certain costs of maintaining MOD III in a saleable condition on MOD III’s behalf that had been previously recorded in special charges and credits.

In the fourth quarter of 2004, the Company sold of all of its wafer manufacturing equipment and related assets of its MOD II facility in Nampa, Idaho, to STMicroelectronics, Inc. for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales. The remaining assets of MOD II consist of land and buildings with a carrying value of $3.6 million which have been classified as assets held for sale on the Company’s balance sheet.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. CREDIT FACILITY

Upon consummation of the Reorganization Plan, the Company entered into a senior secured financing facility (the “Facility”) with a commercial lender (the “Lender”), dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. At December 31, 2004, the Company had no borrowings outstanding under this facility. At December 31, 2003, the Company had borrowings outstanding of $5.0 million, at a LIBOR-based rate of 3.6%. The Facility is scheduled to expire on May 13, 2005. As of December 31, 2004 and December 31, 2003, the Company had $0.2 and $0.3 million of standby letters of credit, respectively, issued to vendors under the Facility. As of December 31, 2004, approximately $4.7 million was available for additional borrowing based upon our current borrowing base.

The Company is only subject to certain financial covenants under this Facility, including tangible asset and fixed charge coverage ratio, if the total of the Company’s cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.

NOTE 9. RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant’s deferral contribution, up to 1.5% of the participant’s compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were approximately $0.3 for the year ended December 31, 2004, $0.4 million for the year ended December 31, 2003, $0.3 million for the eight month period ended December 31, 2002 and $0.2 million for the four month period ended April 30, 2002. There were no discretionary contributions made in 2004, 2003 or 2002.

The Company’s Philippines subsidiaries maintain a defined benefit pension plan for local employees, which is consistent with local statutes and practices. This benefit plan had no material impact on the Company’s financial statements for the periods presented.

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Post Reorganization:

Common Stock

The following description summarizes information regarding the Company’s capital stock after confirmation of the Reorganization Plan described in Note 2. This information is subject in all respects to applicable provisions of ZiLOG’s amended and restated certificate of incorporation and its amended and restated bylaws.

Stock Split

In February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All Successor Company common shares and per-share figures have been retroactively restated to reflect this one-for-two reverse stock split. In addition, the Company reclassified $200,000 and $200,000 from “Common stock” to “Additional paid-in capital” in the Company’s balance sheet at December 31, 2003 and 2002, respectively.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General

ZiLOG’s authorized capital stock consists of 60,000,000 shares of Common Stock, par value $0.01 per share. The holders of outstanding shares of common stock are entitled to receive dividends or distributions as may be lawfully declared by the board of directors. In the event that the corporation is dissolved, the holders of common stock would be entitled to share ratably in all assets that may be available for distribution after the satisfaction of all liabilities. The Common Stock has no preemptive or conversion rights and is not subject to redemption. All outstanding shares of common stock are fully paid and non-assessable.

Voting

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders of a majority of the outstanding shares of common stock must approve all matters brought before the stockholders, except as otherwise required by the Delaware General Corporation Law and except as otherwise set forth below.

2004 Public Stock Offering:

On March 12, 2004, the Company’s common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently April 6, 2004 through exercise of over allotment, the Company raised approximately $24.4 million through the sale of 2,252,100 shares of its common stock at a price $12.50 per share in a public offering of its stock.

2004 Employee Stock Purchase Plan:

On December 17, 2003 the 2004 Employee Stock Purchase Plan (“2004 ESPP”) was adopted by the compensation committee of the Company’s board of directors and approved by the Company’s stockholders on February 12, 2004. The 2004 ESPP became effective on May 15, 2004. A total of 1,250,000 shares of common stock have been reserved for issuance under the 2004 ESPP to eligible employees. These shares will be either authorized and un-issued shares, or shares that have been reacquired by the Company. The 2004 ESPP is implemented by 12-month offering periods, each of which is composed of four 3-month purchase periods. Four overlapping offering periods generally commence during each fiscal year, with an offering period commencing on the first day of each fiscal quarter. Four purchase periods also commence during each fiscal year, with a purchase period commencing on the first day of each fiscal quarter. An eligible employee is granted an option at the start of the offering period to purchase shares of the Company’s common stock with payroll deductions ranging from 1% to 15% of their eligible compensation during the offering period. The payroll deductions are accumulated and, at the end of each purchase period, applied to purchase shares of common stock, unless the employee withdraws from the 2004 ESPP prior to such date. The purchase price will be the lower of 85% of the fair market value of the common stock either on the first business day of the applicable offering period or the last business day of the purchase period within such offering period.

At December 31, 2004 a total of 52,217 shares of the Company’s common stock have been purchased under the 2004 ESPP, leaving a total of 1,197,783 shares available to be purchased.

Stock Repurchase Programs

2004 Stock Repurchase Program

On July 29, 2004 the Company’s Board of Directors approved the 2004 stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2004, the Company purchased 415,300 shares of its common stock in the market for $3.2 million. In September 2004, it purchased 136,400 shares of common stock in the market for $1.1 million. And, in October 2004, the Company purchased 20,400 shares of its common stock in the market for $0.1 million.

As of December 31, 2004, the company had repurchased 572,100 shares under this program at an aggregate cost of $4.4 million.

2003 Stock Repurchase Program

On April 17, 2003, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to 500,000 shares of its outstanding common stock.

A summary of the activity under this plan is as follows ($ in millions):

	Shares	Net Amount	Loan Repayment
2003 repurchases from open market	125,000	$0.5	$—
2003 repurchases from President, Michael D. Burger	50,000	$0.2	$0.1
2003 repurchases from other and former employees	207,664	$0.7	$0.5

2003 Total repurchases	382,664	$1.4	$0.6

2004 Repurchases from other and former employees	22,500	$0.2	$0.1

TOTAL Repurchase at December 31, 2004	405,164	$1.6	$0.7

On May 30, 2003, ZiLOG’s Board of Directors approved the repurchase of 50,000 shares of common stock from ZiLOG’s President, Michael Burger, at the closing price on that day of $6.50 per share. The net cash paid to repurchase these shares from Mr. Burger was net of certain loan repayments made to the Company by Mr. Burger.

As of December 31, 2004, the Company had repurchased 405,164 shares under this program from employees and former employees pursuant to repurchase rights at an aggregate cost of $2.3 million.

2004 Other Stock Repurchases

On November 17, 2004, the board of directors, in conjunction with Mr. Burger’s resignation, approved the repurchase of 92,735 shares for fair market purchase price of $6.20 per share in consideration for the repayment of his loans totaling $0.6 million.

2004 Omnibus Stock Incentive Plan

On December 17, 2003, the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) was adopted by the compensation committee of the Company’s board of directors and approved by the Company’s stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The committee may grant incentive stock options (ISO”), non-statutory stock options (“NSO”) or restricted shares to certain employees, officers, directors, advisors and consultants of the Company who may purchase up to 1,500,000 shares of the Company’s common stock, par value $0.01 per share under the 2004 Plan.

In general, the options shares granted pursuant to the 2004 Plan will be exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date) as the Compensation Committee determines, in the applicable option agreement. The exercise price per share, payable upon the exercise of an option, will be established by the committee at the time of the grant. But, must not be less than par value per share of common stock on the date of the grant and in the case of an ISO generally must not be less than 100% of the fair market value per share on the date of grant.

In general, restricted stock awards granted pursuant to the 2004 Plan will be subject to the restricted stock award agreement that reflects terms, conditions and restrictions related to the restricted stock award. The agreement includes among other things, the period during which the restricted stock is subject to forfeiture, the imposition of any performance-based conditions or other restrictions on the award if any.

At December 31, 2004, a total of 927,270 NSO grants, net of cancellations, are outstanding and 20,910 restricted shares have been granted under the 2004 Plan.

2002 Omnibus Stock Incentive Plan:

Common Stock

In May 2002, the 2002 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors. Subject to adjustment pursuant to the terms of the Omnibus Plan, the committee may grant options to purchase up to an aggregate of 1,058,140 shares of common stock under the Omnibus Plan. Stock options granted under the Omnibus Plan was permitted to be: (1) incentive stock options or non-qualified stock options; (2) EBITDA-linked options and or non-EBITDA linked options. The term of a non EBITDA—linked option is determined by the Compensation Committee at the time of grant, but will not exceed ten years.

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

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, one-third of the EBITDA-linked options had vested, which represent options to purchase 173,983 shares of common stock out of a total of 521,949 EBITDA-linked options granted, net of cancellations. In no event will any EBITDA-linked options vest later than May 15, 2008, even if these adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times, and subject to such other terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

When an optionee exercises an option before the option is vested, then the optionee will receive shares of restricted stock equal to the number of shares exercised. If the optionee terminates employment or service before the restrictions on the restricted stock have lapsed, then the Company has the right to repurchase these shares as described below.

Restricted Stock

The Company was permitted to grant up to 1,220,930 restricted shares of common stock under the Omnibus Plan. The restricted shares generally vest as to 25% of the shares on the date of grant and as to an additional 25% on each of the first, second and third anniversaries of such grant date.

The Omnibus Plan authorizes the Compensation Committee to make loans available to participants with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. Subsequent to the passing of the Sarbanes Oxley Act of 2002, the Company no longer will offer loans to employees for the payment of taxes on restricted stock. At December 31, 2004, 2003 and 2002 employee loans outstanding aggregated $0.5 million, $1.4 million and $2.0 million, respectively, and these amounts are recorded as other assets in the accompanying balance sheet.

On termination of employment without cause, any outstanding loan amount that relates to the tax on such unvested shares is automatically forgiven.

As of December 31, 2003, there were 365,128 shares of common stock that were subject to repurchase rights by the Company upon termination of employment by the holders. Following the Company’s public offering of stock in March 2004, the restrictions as to repurchase rights no longer apply. The restrictions on these shares lapse in May 2005.

On October 18, 2002, the Board of Directors amended the Omnibus Plan to provide, among other things, that no further restricted shares be issued under the Omnibus Plan (other than those already reserved for particular plan participants) and that the shares which had formerly been allocated for restricted shares be allocated to future grants of stock options.

In January 2002, the Company entered into an employment agreement with James M. Thorburn, the Company’s Chairman and Chief Executive Officer, pursuant to which the Company was required to make awards of 88,232 shares of restricted common stock on each of May 13, 2002, 2003, 2004 and 2005. The Company committed to loan Mr. Thorburn the funds to pay the income taxes due with respect to his restricted stock awards, as the Company had done with other employees that previously received awards of restricted stock.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, however, Congress enacted the Sarbanes-Oxley Act of 2002, which prohibits such loans. As a result of this change, the restricted stock award of May 13, 2003 was cancelled and replaced with options to purchase 114,709 shares of common stock at an exercise price of $2.00. The restricted stock awards of May 13, 2004 and 2005 were cancelled and replaced with options to purchase 229,420 shares of common stock at an exercise price of $5.20. The original vesting dates were retained. The Company recorded additional compensation expense for these modifications to the restricted stock awards.

Deferred Stock Compensation

For the years ended December 31, 2004 and 2003 and the eight-month period ended December 31, 2002, ZiLOG recognized $2.0 million, $1.5 million and $2.9 million, respectively, of stock-based compensation expense primarily in connection with the award of restricted stock, during May 2002 to certain employees, executives and consultants at purchase prices below their deemed fair market value for accounting purposes at the date of grant. The restrictions on the shares of restricted stock lapsed 25% on the award date which was May 15th, 2002 and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next three years as these restrictions lapse. Compensation expense for stock awards to consultants will be re-measured at each balance sheet date until the awards vest and will be recognized over the vesting periods. Based on the employee stock and option award grants the Company made during May 2002, ZiLOG anticipates that it will recognize stock compensation charges of $0.5 million, $0.1 million and $0.1 million for the years ending December 31, 2005, 2006 and 2007, respectively.

Deferred compensation expense is generally being amortized ratably over the four-year option-vesting period. Stock option compensation expense related to these options totaled approximately $0.1 million for the four-month period ended April 30, 2002. The remaining balance of approximately $0.5 million, net of amortization and cancellations, was reclassified in accordance with “fresh-start” accounting principles as proscribed under S0P-90-7 (See Note 3).

Pre-May 2002 Reorganization:

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

Except for differences in voting rights described above, the rights, powers, preferences, and limitations of the Common Stock and Class A Non-Voting Common Stock were identical. Subject to the rights of holders of Series A Stock and other classes and/or series of preferred stock, if any, all shares of Common Stock and Class A Non-Voting Common Stock were entitled to share in such dividends as the Board may from time to time declare from sources legally available therefore. Subject to the rights of creditors and holders of Series A Stock and other classes and/or series of preferred stock, if any, holders of Common Stock and Class A Non-Voting Common Stock were entitled to share ratably in a distribution of assets of the surviving corporation upon any liquidation, dissolution or winding up of surviving corporation. At April 30, 2002 and at December 31, 2001, 32,017,272 shares of Common Stock and 10,000,000 shares of Class A Non-Voting Common Stock were issued and outstanding. Under the Reorganization Plan, all currently outstanding shares of Common Stock were cancelled (See Note 2).

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s activity for all stock plans for the years ended December 31, 2004, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted-Average Exercise Price
The 1998 and 2000 Plans (Predecessor)
Balance as of December 31, 2001	6,506,214	6,498,730	3.83
Options cancelled (See Note 2)	(6,506,214)	(6,498,730)	3.83

Balance as of April 30, 2002	—	—	$—

2002 and 2004 Omnibus Stock Incentive Plans (Successor)
Options and shares reserved	2,279,070	—	$—
Restricted shares granted	(931,233)	—	0.02
Shares reserved for future grants to CEO as restricted stock	(264,697)	—	0.02
Options granted	(1,049,333)	1,049,333	5.48
Restricted shares repurchased	78,250	—	2.66
Options cancelled	113,508	(113,508)	5.52

Balance as of December 31, 2002	225,565	935,825	$5.42
Options granted	(437,959)	437,959	5.60
Options exercised	—	(30,687)	5.52
Options cancelled	116,607	(116,607)	5.58
Restricted shares cancelled	88,232	—	0.02
Restricted shares repurchased	253,250	—	5.58

Balance as of December 31, 2003	245,695	1,226,490	$5.48
Options and shares reserved – 2004 plan approval	1,500,000	—	—
Restricted shares granted	(37,730)	—	—
Options granted	(1,037,206)	1,037,206	9.55
Options exercised	—	(25,858)	4.87
Options cancelled	237,311	(237,311)	8.33
Restricted shares cancelled	176,465	—	0.02
Restricted shares repurchased	115,235	—	6.45

Balance as of December 31, 2004	1,199,770	2,000,527	$7.26

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.00-$4.76	163,226	8.25	$2.63	141,183	$2.39
$5.20-$5.20	229,420	9.36	5.20	114,710	5.20
$5.52-$5.52	596,197	8.08	5.52	259,427	5.52
$5.80-$6.40	334,638	8.70	6.29	128,620	6.32
$7.12-$7.90	88,396	8.63	7.87	34,523	7.88
$8.44-$8.44	2,500	8.79	8.44	781	8.44
$9.30-$9.30	181,950	9.51	9.30	—	0.00
$12.44-$12.44	363,400	9.33	12.44	3,750	12.44
$13.58-$13.58	29,050	9.29	13.58	5,033	13.58
$14.30-$14.30	11,750	9.06	14.30	1,760	14.30

$0.00-$14.30	2,000,527	8.75	$7.26	689,787	$5.22

Options that were exercisable as of December 31, 2004, 2003 and 2002 were 689,787, 465,217 and 286,314, respectively.

The weighted average grant date fair value of options granted for the years ended December 31, 2004, 2003 and the eight months ended December 31, 2002 were $5.67, $4.26 and $3.96 per share, respectively. No options were granted in the four months ended April 30, 2002. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model applying the following weighted average assumptions:

	Successor Company
	Year Ended December 31,		Eight Months Ended Dec. 31, 2002
	2004	2003
Annual average risk free interest rate	3.4%	3.0%	3.0%
Estimated life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Volatility	51.8%	66.5%	89.9%

NOTE 11. PREFERRED STOCK DIVIDENDS

As described in Note 11, before ZiLOG’s Series A Cumulative Preferred Stock (“Series A Stock”) was cancelled pursuant to the Reorganization Plan, these shares accumulated dividends at a rate of 13.5% per annum, with dividends payable quarterly at the election of the Board of Directors. Unpaid dividends are recognized as a charge to accumulated deficit and as an increase in the liquidation preference of the Series A Stock. As of April 30, 2002, the Company had not paid any dividends on the Series A Stock and the corresponding accrued dividends of approximately $18.5 million were included, in liabilities subject to compromise (See Note 3). During the four-month period ended April 30, 2002, $1.9 million of dividends on Series A Stock were accrued and charged to accumulated deficit. As of the effective date of the Reorganization Plan, all accumulated dividends were extinguished in accordance with the plan.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. MINORITY INTEREST

At December 31, 2003, a minority interest of approximately $30.0 million was recorded on the consolidated balance sheet in order to reflect the share of MOD III, Inc. held by minority investors. The minority interest share represents their entitlement to receive an aggregate liquidation preference of the first $30.0 million plus any accrued but unpaid dividends on the MOD III, Inc. Series A preferred stock from the net proceeds from the sale of the MOD III, Inc. assets held for sale at December 31, 2003.

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

Effective January 1, 2004, the Company adopted the provisions of FIN 46R. Under the provisions of FIN 46R, the Company’s investment in ZiLOG MOD III, Inc. (“MOD III”) was determined to be a variable interest entity; however, the Company was not determined to be the primary beneficiary. Accordingly, as prescribed by FIN 46R, the Company’s adoption of this pronouncement:

•	Was recorded as a cumulative effect of a change in accounting principle and not as a restatement to any previous period financial statements;

•	Effected elimination of both the $30.0 million of MOD III assets held for sale and the corresponding $30.0 million minority interest in MOD III on the consolidated balance sheet; and

•	Resulted in no impact to results of operations.

Substantially all of the equipment of MOD III was sold on July 16, 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue incurring period expenses, totaling approximately $0.2 million per quarter, for the ongoing costs of maintaining the remaining assets of MOD III, which will be recorded as a special charge in the consolidated statement of operations as they are incurred. Also, under the terms of the MOD III, Inc. Series A preferred stock liquidation preference, approximately $4.9 million of historical costs incurred by the Company on behalf of MOD III, Inc. to maintain its assets in saleable condition was reimbursed to the Company from the net proceeds received from the sale of MOD III’s assets. Such reimbursement is included within the caption special charges and reorganization items in the Company’s consolidated statement of operations for the year ended December 31, 2004 (See Note 6).

NOTE 13. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the successor company for the periods indicated (in millions, except per share data):

	Year Ended December 31		Eight Months Ended Dec. 31, 2002
	2004	2003
Net loss	$(18.5)	$(5.9)	$(26.0)

Weighted-average shares outstanding	16.1	14.7	14.8
Less: Weighted-average shares subject to repurchase	(0.1)	(0.4)	(0.5)

Weighted-average shares used in computing basic and diluted net loss per share	16.0	14.3	14.3

Basic and diluted net loss per share	$(1.16)	$(0.41)	$(1.82)

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, 2003 and 2002, options to purchase 1.7 million, 1.2 million and 0.9 million shares of common stock, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

NOTE 14. INCOME TAXES

The components of income (loss) before tax for the year ended December 31, 2004, the year ended December 31, 2003, the eight months ended December 31, 2002, and the four months ended as April 30, 2002 are as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002
United States	$(7.0)	$(4.6)	$(24.1)	$276.1
Foreign	(10.1)	(2.8)	(0.3)	(0.1)

	$(17.1)	$(7.4)	$(24.4)	$276.0

The provision (benefit) for income taxes is as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended Apr. 30, 2002
Federal
Current	$0.3	$1.0	$4.8	$0.0
Deferred	0.3	(2.6)	(4.0)	0.0

	0.6	(1.6)	0.8	0.0
State
Current	0.0	0.2	1.0	0.1
Deferred	0.0	(0.5)	(0.7)	0.0

	0.0	(0.3)	0.3	0.1
Foreign
Current	0.8	0.4	0.5	0.0

	0.8	0.4	0.5	0.0

Provision(benefit) for income taxes	$1.4	$(1.5)	$1.6	$0.1

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate of 34% to income before taxes. The source (benefit) and tax effects of the differences are as follows (in millions):

	Successor Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended Apr. 30 2002
Computed expected expense (benefit)	$(5.8)	$(2.5)	$(8.3)	$93.8
State taxes, net of federal benefits	0.0	0.2	0.2	0.1
Foreign taxes	0.8	0.2	0.5	0.0
Foreign losses not benefited	5.0	(0.1)	0.2	0.0
Deferred tax assets (benefited)/not benefited	(1.4)	(2.1)	0.0	3.5
Non-taxable income, discharge of debt	0.0	0.0	0.0	(69.9)
Fresh-start accounting income	0.0	0.0	0.0	(28.5)
In-process R&D and other intangible assets	0.0	0.0	6.4	0.0
Amortization of deferred income tax charge	1.7	1.7	0.0	0.0
Stock-based compensation	0.8	0.5	1.0	0.0
Non-deductible items	0.2	0.3	1.3	1.1
Other	0.1	0.3	0.3	0.0

	$1.4	$(1.5)	$1.6	$0.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Successor Company’s deferred tax liabilities and assets are as follows (in millions):

	Successor Company
	December 31,
	2004	2003
Deferred tax liabilities:
Property, plant and equipment	$0.0	$(5.3)
Intangible assets	(5.0)	(4.6)
Other assets	0.0	0.0

Total deferred tax liabilities	(5.0)	(9.9)
Deferred tax assets:
Net operating losses carryforwards	1.5	0.0
Accruals and allowances not currently deductible	2.8	7.7
Deferred revenue	1.1	0.0
Inventory valuation adjustments	0.1	1.8
Tax credit carryforwards	1.2	1.2
Property, plant and equipment	0.7	0.0
Prepaid expenses and other	0.1	0.1

Total deferred tax assets	$7.5	$10.8
Valuation allowance	(2.5)	(10.8)

Deferred income taxes	$0.0	$(9.9)

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2004, has been established to reflect this uncertainty. The valuation allowance decreased by approximately $8.3 million for the fiscal year ended December 31, 2004, resulting in a credit to goodwill of $8.3 million as the valuation allowance is attributable to fresh-start accounting items. This net decrease was attributable to reversal of timing differences during 2004 related primarily to accruals and reserves and the change from the recognition of the deferred tax assets offsetting the deferred tax liabilities.

The $2.5 million valuation allowance at December 31, 2004 relates to fresh start accounting items that, when reversed, will result in a credit to goodwill and not income tax expense.

The Company has federal and state net operating loss carryforwards (“NOLs”) of $3.5 million and $5.0 million, respectively. The federal NOLs will expire in 2024, if not utilized, and the state NOL carryforwards will begin to expire in 2013 if not utilized. The Company has foreign tax carryforwards of approximately $1.2 million that will expire between 2009 and 2011 if not utilized.

In connection with its reorganization in 2002, the Company recorded income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” These contingencies were primarily attributable to the Company’s reorganization of MOD III. During 2003, the Company reassessed its deferred income tax liabilities and income tax contingencies and reduced the associated liabilities as an adjustment to goodwill. As of December 31, 2004, the remaining reserves for tax contingencies associated with these fresh start accounting items was $6.6 million and are reflected in the accompanying balance sheet as other long-term liabilities.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. At December 31, 2004, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $1.5 million.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

Some of the Company’s leases for facilities and equipment are under non-cancelable operating leases, which expire in 2006 through 2009. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable operating leases at December 31, 2004 are as follows (in millions):

Operating Leases
2005	$2.2
2006	2.1
2007	1.0
2008	0.9
2009	0.4
Thereafter	—

Total minimum lease payments	$6.6

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $2.6 million, $2.7 million, $1.7 million and $1.2 million for the years ended December 31, 2004, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002.

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

Contingencies

On February 17, 2005, the Company received an unfavorable arbitration judgment related to a contract dispute with a former employee totaling approximately $0.2 million that was ongoing at December 31, 2004. This judgment has been reflected in the Company’s financial statements at December 31, 2004, as an increase to accrued liabilities and to general and administrative expense.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business. It intends to defend itself vigorously in these matters. Its management believes that it is unlikely that the outcome of these matters will have a material adverse effect on its financial statements, although there can be no assurance in this regard.

NOTE 16. RELATED PARTY TRANSACTIONS

ZiLOG entered into employment agreements with each of its named executive officers. In June 2002, prior to the issuance of the Sarbanes Oxley Act, loans were made to executive officers and certain other employees and consultants to pay the income taxes due on the restricted shares of common stock that were granted to them. At December 31, 2004 and December 31, 2003, total loans outstanding were $0.5 million and $1.4 million, respectively. Each loan recipient pledged the shares of restricted stock as collateral for these loans pursuant to stock pledge agreements. All such loans come due five years from the date of issuance and they bear interest at 5.5% per annum.

On May 17, 2002, the Company sold 45,290 shares of common stock to Federico Faggin, a member of ZiLOG’s board of directors, for $5.52 per share, for an aggregate amount of $250,000. On the date of this sale, the Over-the-Counter Bulletin Board quoted the closing sale at $12.50 per share. The Company does not believe that this quoted price reflected the common stock’s fair market value because its common stock, at that time, was thinly traded and had just emerged from bankruptcy.

On May 30, 2003, the Company repurchased 50,000 shares of common stock from its President and Director, Michael D. Burger, for a purchase price of $6.50 per share, which was the closing price on the Over-the-Counter Bulletin Board on the date of repurchase net of the repayment of certain loans to Mr. Burger that were secured against the restricted stock. The amount of debt repaid was $161,245 with interest accruing at a rate of 5.5% per year. Subsequent to Mr. Burger’s resignation in December 2004, the Company repurchased 92,735 shares for a fair market purchase price of $6.20 per share in consideration for the repayment of his loans totaling $574,956.

In June, 2004, the Company’s CEO, James M. Thorburn paid $247,582 in cash to satisfy all of his outstanding loans and interest.

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. GEOGRAPHIC AND SEGMENT INFORMATION

Beginning in May 2002, ZiLOG consolidated its business segments into one reportable segment to reflect the change in the manner in which its chief operating decision maker allocates resources and assesses the performance of the Company’s business. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments. The Company’s operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

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

The Company’s two broad business lines are based on product technologies and can be summarized as follows:

Products	Sample Uses
Micrologic Devices include:
Core 8-bit Microcontrollers and Microprocessors	Security systems, battery chargers, Universal Infrared remote controls, industrial controllers, POS terminal, motor control, communications products, treadmills
Other Devices include:
Serial Communications Controllers	Telephone switches/PBX
Modems	Satellite TV set-top box, POS card validation
IrDA transceivers	PDAs, cell phones
Television, PC peripheral and other products	TV, keyboard, pointing device
Foundry Services	Broadband access products

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior reporting period has been restated to reflect the Company’s decision to operate in one reportable segment as of May 1, 2002 in the following table, which summarizes ZiLOG’s net sales by region, by channel, and by business line (in millions):

	Successor Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002
Net sales by region:
Americas	$49.4	$59.7	$55.9	$25.2
Asia (including Japan)	33.5	30.9	26.8	13.8
Europe	12.7	13.0	10.9	7.0

Total sales	$95.6	$103.6	$93.6	$46.0

Net sales by channel:
OEM	$44.7	$55.1	$52.7	$24.9
Distribution	47.3	48.5	40.9	20.2
Foundry services	3.6	11.1	7.0	0.9

Total sales	$95.6	$103.6	$93.6	$46.0

Net sales by business line:
Micrologic Devices	$68.3	$68.0	$61.2	$29.1
Other devices	23.7	24.5	25.4	16.0

Subtotal—Base business	92.0	92.5	86.6	45.1
Foundry services	3.6	11.1	7.0	0.9

Net sales	$95.6	$103.6	$93.6	$46.0

Net sales are attributable to the ship-to location of ZiLOG’s customers as presented in the following table (in millions):

	Successor Company			Predecessor Company
	Year Ended December 31,		Eight Months Ended Dec. 31, 2002	Four Months Ended April 30, 2002
	2004	2003
United States	$32.9	$34.8	$43.8	$17.6
Hong Kong (including PRC)	15.7	14.4	7.5	3.3
Singapore	9.3	12.3	5.8	2.6
Germany	6.2	5.6	3.1	2.6
Taiwan	4.8	11.4	6.1	1.9
Korea	4.5	3.8	1.7	2.1
Other foreign countries	22.2	21.3	25.6	15.9

Total	$95.6	$103.6	$93.6	$46.0

ZiLOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the location of long-lived assets (in millions):

	Successor Company
	December 31,
	2004	2003
United States (including corporate assets)	$31.6	$84.5
Philippines	1.4	0.6
Other	0.8	0.4

Total	$33.8	$85.5

Major Customers

For the year ended December 31, 2004, two customers, Future Electronics, Inc., a worldwide distributor of product with an exclusive arrangement for distribution of the Company’s products in North America, and SMK Corporation, an OEM customer, accounted for approximately 20.6% and 11.9% of net sales, respectively. For the year ended December 31, 2003, two customers, Future Electronics, Inc. and Globespan Virata, Inc. accounted for 17.6% and 10.6% of net sales, respectively. For the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002, Pioneer-Standard Electronics, a distributor, accounted for approximately 14.0% and 10.5% of net sales, respectively. The relationship with Pioneer-Standard Electronics was terminated in the fourth quarter of 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

N/A

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, and as a result of the material weaknesses previously disclosed on the Company’s Form 12b-25 filing and described in greater detail in the “Risk Factors” section of this Annual Report and below, Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures did not operate effectively as of December 31, 2004. Disclosure controls ensure that material information is properly compiled, communicated and analyzed by management of the Company on a timely basis so that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure requirements.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1.	During the course of executing the Company’s 2004 year-end financial reporting process, management determined that the Company’s policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for distributor price adjustments. As a result of this deficiency in internal control, a material understatement of management’s reserve computation was identified. This material understatement of management’s reserve computation was corrected prior to issuance of the Company’s 2004 consolidated financial statements.

2.	Also, in executing the Company’s 2004 year-end financial reporting process, management determined that the Company’s policies and procedures associated with the preparation and review of schedules and reconciliations supporting the Consolidated Statement of Cash Flows were not effective. These internal control deficiencies resulted in the overstatement of cash flows from operating activities and the understatement of cash flows from investing activities in a corresponding amount. These material misstatements in the Consolidated Statements of Cash flows were corrected prior to issuance of the Company’s 2004 consolidated financial statements.

Management concluded that the internal control deficiencies noted above each represent a material weakness in internal control over financial reporting and, accordingly, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 106.

Changes in Internal Control over Financial Reporting

The following discussion sets forth the changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Significant management effort and resources were expended during the fourth quarter of 2004 to document, test and enhance the Company’s internal control over financial reporting. The Company implemented the following initiatives to improve internal control over financial reporting in the fourth quarter of 2004;

•	increased the formality and rigor around the operation of key controls;

•	documentation of all key financial procedures;

•	implemented more stringent policies and procedures around our processes over accounting estimates and senior management review thereof ; and

•	increased security surrounding, and limited access rights to, key financial systems.

To address the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, management has undertaken remediation actions related to the policies and procedures over the determination of the reserve for distributor price adjustments and the preparation of the Company’s consolidated financial statements. Specifically, management has remediated the design and operating effectiveness of the Company’s internal control over recording distributor price adjustment reserves by:

1)	increasing the management-level review of the detailed support for the reserves; and

2)	reducing the cycle-time for processing outstanding distributor price adjustments by adding additional staffing resources to this function.

Remediation of internal controls in the area of preparing the Company’s consolidated financial statements, including the consolidated statement of cash flows, will include additional staff training and increased levels of supervision and review to improve the effectiveness of the compilation of the statement of cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ZiLOG, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ZiLOG, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZiLOG, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

1.	The Company’s policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for distributor price adjustments. As a result of this deficiency in internal control, a material understatement of management’s reserve computation was identified.

2.	The Company’s policies and procedures associated with the preparation and review of schedules and reconciliations supporting the consolidated statement of cash flows were not effective. These internal control deficiencies resulted in the overstatement of cash flows from operating activities and the understatement of cash flows from investing activities in a corresponding amount.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZiLOG, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003, the eight months ended December 31, 2002, and the four months ended April 30, 2002. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2005 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that ZiLOG, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, ZiLOG, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

(signed) KPMG LLP

Mountain View, California

March 29, 2005

ITEM 9B.	Other Information

PART III

MANAGEMENT

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item relating to the Company’s directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from ZiLOG’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004

The following sets forth certain information with respect to the other executive officers of ZiLOG:

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

Perry J. Grace was appointed as our Vice President and Chief Financial Officer in July 2001. From June 1999 to January 2001, Mr. Grace served as Controller and then Vice President of Finance and Chief Financial Officer for Ramp Networks, an Internet security appliance provider acquired by Nokia in January 2001, for whom he assisted in the post-merger integration through May 2001. Prior to Ramp Networks, Mr. Grace was employed by National Semiconductor from 1987 to 1999, where he held several finance and controller positions, and by PricewaterhouseCoopers from 1980 to 1987 in Melbourne, Australia, London, England, and San Jose, California, where he served as an audit manager. Mr. Grace holds a Bachelor of Science degree in Accounting, Business Law and Computer Science from Deakin University in Geelong, Australia, and was admitted to the Institute of Chartered Accountants in Australia in 1983.

Ramesh G. Ramchandani. Ramesh G. Ramchandani was appointed Executive Vice President of Marketing in November 2004. Mr. Ramchandani joined ZiLOG in July 2004, and between July 2004 and November 2004 he served as Senior Vice President of Marketing. From September 2000 to June 2004, Mr. Ramchandani served as the Vice President and General Manager of the Integrated Power Devices Division for ON Semiconductor Corp. From March 1997 to September 2000, Mr. Ramchandani served as Director of Worldwide Sales/Marketing and Applications for Celeritek, Inc. Prior to Celeritek, he held various senior management positions in marketing and engineering with Mitsubishi Electronics America, Fujitsu Compound Semiconductor, and Avantek. Mr. Ramchandani graduated from Cornell University’s Johnson Graduate School of Management with a Master of Business Administration (MBA). Mr. Ramchandani holds a Bachelor of Science in Electrical Engineering (BSEE) from San Jose State University.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. You may request a copy of this code of ethics free of charge by sending a written request to ZiLOG, Inc. c/o Investor Relations at 532 Race Street, San Jose, California 95126.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from ZiLOG’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from ZiLOG’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from ZiLOG’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from ZiLOG’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Supplementary Data:

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	66

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 31, 2003, the Eight Months Ended December 31, 2002 and the Four Months ended April 30, 2002	67

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 31, 2003, the Eight Months Ended December 31, 2002 and the Four Months ended April 30, 2002	68

Consolidated Statements of Stockholders’ Equity (Deficiency) as of December 31, 2004, 2003, 2002 and May 1, 2002	69

Notes to Consolidated Financial Statements	70

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	111

All other schedules are omitted because the information required to be set forth therein is not applicable or is contained in the financial statements or notes to the financial statements.

(b)	Not Required

(c)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

(d)	Financial Statements Schedules

See Item 15 (a)(2) above.

SCHEDULE II

ZiLOG, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at Ending of Period
Successor Company:
Year ended December 31, 2004
Allowance for doubtful accounts	$0.3	$—	$—	$0.3
Sales returns and allowances	1.2	6.8	(6.3)	1.7

	$1.5	$6.8	$(6.3)	$2.0

Year ended December 31, 2003:
Allowance for doubtful accounts	$0.5	$(0.2)	$—	$0.3
Sales returns and allowances	1.6	4.8	(5.2)	1.2

	$2.1	$4.6	$(5.2)	$1.5

Eight months ended December 31, 2002:
Allowance for doubtful accounts	$0.7	$(0.2)	$—	$0.5
Sales returns and allowances	1.5	6.2	(6.1)	1.6

	$2.2	$6.0	$(6.1)	$2.1

Predecessor Company:
Four months ended April 30, 2002:
Allowance for doubtful accounts	$0.7	$—	$—	$0.7
Sales returns and allowances	3.0	2.4	(3.9)	1.5

	$3.7	$2.4	$(3.9)	$2.2

(1)	Uncollectible accounts written off, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

ZiLOG, INC.

By:	/s/ JAMES M. THORBURN
James M. Thorburn Chairman and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Thorburn and Perry J. Grace, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES M. THORBURN James M. Thorburn	Chairman, Chief Executive Officer and Director	March 29, 2005

/s/ PERRY J. GRACE Perry J. Grace	Vice President, Chief Financial Officer	March 29, 2005

/s/ JOSEPH COLONNETTA Joseph Colonnetta	Director	March 29, 2005

/s/ FEDERICO FAGGIN Federico Faggin	Director	March 29, 2005

/s/ RICHARD L. SANQUINI Richard L. Sanquini	Director	March 29, 2005

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	March 29, 2005

/s/ DAVID G. ELKINS David G. Elkins	Director	March 29, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1(a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1(j)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2(j)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1(h)	Form of common stock certificate.

4.3(c)	Form of Restricted Stock Purchase Agreement.

4.4(c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

10.1(d)	Contract of Lease, dated October 16, 2003, by and between ZiLOG Electronics Philippines, Inc. and Fruehauf Electronics Phils. Corporation.

10.3(g)	Lease, dated as of December 21, 2001, between ZiLOG, Inc. and the Sobrato Group.

10.9(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Perry Grace.

10.11(c)	Financing Agreement, dated May 13, 2002, between CIT Financing and ZiLOG, Inc.

10.12(c)	Contribution Agreement, dated May 13, 2002, between ZiLOG, Inc. and ZiLOG-MOD III, Inc.

10.13(e)	Services Agreement, dated May 13, 2002, between ZiLOG Inc. and ZiLOG-MOD III, Inc.

10.17(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Norman G. Sheridan.

10.18(c)	Consulting Agreement, dated May 17, 2002, between ZiLOG, Inc. and Federico Faggin.

10.20(f)	Distributor Agreement, dated October 23, 2002, between ZiLOG, Inc. and Future Electronics, Inc.

10.21(f)	Form of Full-Recourse Promissory Note.

10.22(f)	Form of Stock Pledge Agreement.

10.24(g)	Bonus Agreement dated February 15, 2002 by and between James Thorburn and ZiLOG, Inc.

10.26(g)	Bonus Agreement dated February 15, 2002 by and between Perry J. Grace and ZiLOG, Inc.

10.30(i)	Summary of 2004 ZiLOG Incentive Plan.

10.31(b)	ZiLOG, Inc. 2002 Omnibus Stock Incentive Plan.

10.32(i)	ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan.

10.33(i)	ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

10.34	Amendment No. 1 to the ZiLOG, Inc. 2004 Employee Stock Purchase Plan

10.35	Form of Indemnification Agreement between ZiLOG, Inc. and its Directors and Officers

10.36	Employment Offer Letter dated as of December 17, 2004 between ZiLOG, Inc and Ramesh G. Ramchandani.

21.1	Subsidiaries of ZiLOG, Inc.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see the signature pages of this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2005.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated March 29, 2005.

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-88416) filed with the Commission on May 15, 2002.
(c)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 16, 2002.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 12, 2003.
(e)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000.
(f)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-98529) filed with the Commission on June 9, 2003.
(g)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.
(h)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s registration statement on Form S-1/A (File No. 333-111471) filed with the Commission on February 24, 2004.
(i)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Form 3 filed by Michael D. Burger on July 7, 2003.
(j)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10K for the fiscal year ended December 31, 2003.