Form 10-Q
period 2005-03-27
ZILOG INC
filed 2005-05-06
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 27, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

(408) 558-8500

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2005, there were 16,269,481shares of the Company’s Common Stock, $0.01 par value outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to prospects for future market growth. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. These statements include estimates of our stock based compensation expense, the success of our lower geometry fab processes, estimates of market growth, capital expenditures, the adequacy of available cash, the cost or outcome of any litigation pending or threatened, the cost of compliance with environmental laws and estimates of the fair value of the land and building associated with MOD II. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

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

ZiLOG, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$20.2	$26.0
Cost of sales	12.5	12.6

Gross margin	7.7	13.4
Operating expenses:
Research and development	5.2	5.1
Selling, general and administrative	7.4	6.8
Special charges and reorganization items	0.4	0.5
Amortization of intangible assets	0.6	1.1

Total operating expenses	13.6	13.5

Operating loss	(5.9)	(0.1)

Other income (expense):
Interest income	0.1	0.1
Interest expense	—	(0.1)
Other, net	—	(0.1)

Loss before provision (benefit) for income taxes	(5.8)	(0.2)
Provision (benefit) for income taxes	0.8	(0.2)

Net income (loss) attributable to common stockholders	$(6.6)	$—

Basic net income (loss) per share	$(0.41)	$—

Diluted net income (loss) per share	$(0.41)	$—

Weighted-average shares used in computing basic net income (loss) per share	16.2	14.7

Weighted-average shares used in computing diluted net income (loss) per share	16.2	15.3

See accompanying notes to condensed unaudited consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33.6	$37.7
Accounts receivable, less allowance for doubtful accounts of $0.2 at March 31, 2005 and $0.3 at December 31, 2004	12.5	10.0
Inventories	10.6	12.1
Deferred income taxes	2.7	2.7
Prepaid expenses and other current assets	2.8	4.0

Total current assets	62.2	66.5

MOD II assets held for sale	3.4	3.6
Net property, plant and equipment	5.9	6.1
Goodwill	8.6	8.6
Intangible assets, net	6.7	7.3
Other assets	5.6	6.0

	$92.4	$98.1

LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.5	$12.3
Accrued compensation and employee benefits	3.0	2.6
Other accrued liabilities	4.8	4.0
Deferred income on shipments to distributors	6.0	6.0

Total current liabilities	25.3	24.9

Deferred income taxes	2.7	2.7
Other non-current tax liabilities	6.6	6.6

Total liabilities	34.5	34.2

Stockholders’ equity:
Common stock	0.2	0.2
Deferred stock compensation	(0.4)	(0.7)
Additional paid-in capital	122.1	121.9
Treasury stock	(7.1)	(7.1)
Accumulated deficit	(57.0)	(50.4)

Total stockholders’ equity	57.8	63.9

Total liabilities and stockholders’ equity	$92.4	$98.1

See accompanying notes to condensed unaudited consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities:
Net income (loss)	$(6.6)	$—
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of fresh start intangible assets	0.6	1.1
Deferred income tax, assets and liabilities	—	(0.7)
Depreciation and other amortization	0.6	1.2
Stock-based compensation	0.3	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(2.5)	(3.4)
Inventories	1.5	(2.2)
Prepaid expenses and other current and non-current assets	1.6	1.3
Accounts payable	(0.8)	1.6
Accrued compensation and employee benefits	0.4	—
Other accrued liabilities, deferred income on shipments to distributors, income taxes and accrued special charge	0.8	(1.5)

Net cash used by operating activities	(4.1)	(2.2)

Cash Flows From Investing Activities:
Proceeds from the sale of MOD II assets	0.2	—
Capital expenditures	(0.4)	(0.7)

Cash used by investing activities	(0.2)	(0.7)

Cash Flows From Financing Activities:
Proceeds from public stock offering, net of offering expenses	—	21.6
Repayments of short-term debt	—	(0.6)
Proceeds from the issuance of common stock under employee purchase plans	0.2	—
Payments for stock redemptions	—	(0.1)

Cash provided by financing activities	0.2	20.9

Increase (decrease) in cash and cash equivalents	(4.1)	18.0
Cash and cash equivalents at beginning of period	37.7	22.0

Cash and cash equivalents at end of period	$33.6	$40.0

Supplemental disclosure of cash flow information:
Interest paid during period	$0.0	$0.1
Income taxes paid during period	$0.1	$0.2

See accompanying notes to condensed unaudited consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.’s (“ZiLOG” or the “Company”) management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Company’s 2004 Annual Report filed on Form 10-K with the Securities and Exchange Commission File Number 001-13748 for the fiscal year ended December 31, 2004, filed on March 31, 2005.

ZiLOG’s interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Each of ZiLOG’s interim periods ends on Sunday except for the last fiscal period of each year which ends on December 31. The first fiscal quarter of each year will be shorter than the full 13 weeks to the extent that certain days up to December 31 are included in the fourth fiscal quarter and not in the first. However, for financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue from product sales to Original Equipment Manufacturers (“OEM”) customers is recognized when the customer or its agent receives the product and title transfers. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

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

Assets Held for Sale. The remaining assets of MOD II, consisting primarily of land and buildings with a carrying value of $3.4 million at March 31, 2005, have been classified as assets held for sale on the Company’s accompanying condensed consolidated balance sheet.

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

Separable intangible assets that are deemed to have defined lives have been recorded and continue to be amortized over their useful lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

A summary of the amounts recorded in the condensed consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.6	3.9	19.5

Book value at March 31, 2005	$1.4	$5.3	$6.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
April-December 2005	$0.8	$0.8	$1.6
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2

Total	$1.4	$5.3	$6.7

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, allowance for doubtful accounts, sales returns and allowances and useful lives of depreciable property, plant and equipment. Actual results could differ from those estimates.

Research and Development Expenses. The Company records all research and development expenditures with no future alternative use as period expenses when incurred.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of March 31, 2005, there were three individual customers with net accounts receivable each comprising 10% or more of total net accounts receivable amounting to approximately $1.9 million, $1.9 million, and $1.4 million, respectively.

Stock-based Compensation. The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25”, issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value method of accounting described above. The Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The Company has applied the principles of FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Under this technical bulletin, the fair value method of accounting is used to account for shares issued to employees under the Company’s employee stock purchase plan. The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions).

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss) as reported	$(6.6)	$—

Add stock-based employee compensation expense included in reported net income (loss), net of tax for 2004.	0.3	0.3

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax for 2004.	(0.7)	(1.0)

Pro forma net loss	$(7.0)	$(0.7)

The fair value of options granted in 2005 and 2004 under the 2004 Omnibus Stock Incentive Plans were estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31, 2005	March 31, 2004
Annual average risk free interest rate	3.4%	3.0%
Estimated life in years	5	5
Dividend yield	0.0%	0.0%
Volatility	52.2%	63.5%

The fair value of shares purchased under the 2004 Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model. The following assumptions were used:

	Three Months Ended
	March 31, 2005	March 31, 2004
Annual average risk free interest rate	3.4%	—
Estimated life in years	0.6	—
Dividend yield	0.0%	—
Volatility	52.2%	—

The weighted average fair value of options granted and weighted-average fair value of employee stock purchases are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted-average fair value of options granted during the period	$5.07	$14.28

Weighted-average fair value of employee stock purchases during the period	$4.70	$5.52

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

Substantially all of the equipment of MOD III was sold on July 16, 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue incurring period expenses for the ongoing costs of maintaining the remaining assets of MOD III, which is recorded as a special charge.

Recent Accounting Pronouncements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. “ The Issue’s objective is to provide guidance for identifying other-than-temporary impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a Staff Position (FSP) EITF 03-1-2 that delays the effective date of the measurement and recognition guidance in EITF 03-1. The disclosure requirements of EITF 03-1 are effective with the annual report for fiscal 2004. When the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. The disclosures required by EITF 03-1 did not affect the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. The Company has yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. Management of the Company is currently evaluating these transition methods.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB statement No. 143. Interpretation No. 47 provides guidelines as to when a company is required to record conditional asset retirement obligation. In general, an entity is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of the Interpretation is not expected to have a material impact on the Company’s financial position, results from operations or cash flows.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	March 31, 2005	December 31, 2004
Raw materials	$0.6	$0.6
Work-in-progress	6.6	8.3
Finished goods	3.4	3.2

	$10.6	$12.1

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges are as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Restructuring of operations:
Employee severance and termination benefits	—	0.1
MOD II sustaining costs for post closure maintenance	0.4	—
MOD III sustaining costs for post closure maintenance, net of recovery	—	0.3
Other	—	0.1

	$0.4	$0.5

The following table summarizes activity in accrued special charges (in millions) which is included in other accrued liabilities in the condensed consolidated balance sheet:

	Total	Severance and Termination Benefits	MOD II Closure Costs	MOD III Closure Costs
Balance at December 31, 2004	$1.0	$0.3	$0.7	$—
Provisions for special charges	0.5	—	0.4	0.1
Cash paid	(1.0)	(0.3)	(0.6)	(0.1)

Balance at March 31, 2005	$0.5	$—	$0.5	$—

Restructuring of operations during the three months ended March 31, 2005 included approximately $0.4 million of special charges for sustaining costs for post-closure maintenance of the MOD II facility. These sustaining costs for MOD II and MOD III consists of utilities, taxes, insurance and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties. During the period ended March 31, 2005, we sold certain assets of MOD II totaling $0.2 million at carrying value and certain assets of MOD III totaling $0.1 million. The recovery of the MODIII assets was recorded within special charges as an offset to the maintenance costs of the facility.

Restructuring of operations during the three-month period ended March 31, 2004, included severance and termination benefits of approximately $0.1 million related to the Company’s continued efforts to align infrastructure costs to business-level requirements. Approximately $0.3 million of special charges for the period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Nampa, Idaho. These costs consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facility in a condition required for the sale of the property. Approximately $0.1 million of special charges during the first quarter of 2004 relate to third-party professional legal service fees for activities associated with the Company’s May 2002 debt and equity restructuring.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company’s operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines called micrologic devices and other devices that as aggregated are referred to as the ‘base business’ and exclude foundry services. We effectively exited the foundry services business when we closed our MOD II 5-inch wafer manufacturing facility in July, 2004.

Sales by Business Line. The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by business line:
Micrologic Devices:
8-bit Microcontrollers and Microprocessors	$14.8	$19.5

Other Devices :
Serial Communications Controllers	$2.8	$4.0
Modems	1.6	0.6
IrDA transceivers	0.3	1.0
Television, PC peripheral and other	0.7	0.7

Total Other Devices	$5.4	$6.3

Base business (excluding Foundry)	$20.2	$25.8

Foundry services	—	0.2

Net sales	$20.2	$26.0

Sales by Region. The following table summarizes ZiLOG’s net sales by region and by channel (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by region:
Americas	$9.1	$13.8
Asia	8.5	8.0
Europe	2.6	4.0

Base business	$20.2	$25.8

Foundry services ( Americas)	—	0.2

Net sales	$20.2	$26.0

Net sales by channel :
OEM	$10.1	$13.5
Distributor	10.1	12.3

Base Business	$20.2	$25.8

Foundry services (OEM)	—	$0.2

Net sales	$20.2	$26.0

Major customers. During the three months ended March 31, 2005 two customers accounted for greater than 10% of the total net sales. These two customers accounted for approximately 20% and 12% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

The Company entered into a senior secured financing facility (the “Facility”) with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. At March 31, 2005, the Company had no borrowings outstanding under the facility. The Facility is scheduled to mature on May 13, 2005.

The Company is subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio only if the total of the Company’s cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end. As of March 31, 2005, the Company’s cash, cash equivalents and availability on the revolver were greater than $7.5 million, and as such, the covenants were not applicable during the quarter. The Company had $0.1 million of standby letters of credit issued to vendors under the Facility during the quarter ended March 31, 2005.

NOTE 7. CONTINGENCIES

The Company is participating in litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company’s management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard.

From time to time we have agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000.

NOTE 8. INCOME TAXES

The Company’s income tax provision for the first quarter of 2005 reflects amortization of deferred tax charges and tax expense in its profitable foreign jurisdictions. The Company’s income tax benefit for the quarter ended March 31, 2004 reflected its anticipated effective tax rate for the entire year of 2004. The Company’s first quarter of 2004 tax provision included taxable income in the U.S. resulting from items that were expensed for book purposes but were nondeductible for tax purposes, as well as amortization of deferred tax charges and foreign taxes.

NOTE 9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss)	$(6.6)	$—

Weighted-average shares outstanding	16.3	14.9
Less: Weighted-average shares subject to repurchase	0.1	0.2

Weighted-average shares used in computing basic net income (loss) per share	16.2	14.7

Basic net income (loss) per share	$(0.41)	$—

Add: Weighted-average shares subject to repurchase	—	0.2
Weighted-average dilutive options	—	0.4

Weighted-average shares used in computing dilutive net income (loss) per share	16.2	15.3

Dilutive net income (loss) per share	$(0.41)	$—

At March 31, 2005, options to purchase approximately 2.0 million shares of common stock at a weighted average exercise price of $7.23 were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At March 31, 2005, there were 16,269,481 common shares issued and outstanding and there were 16,543,425 common shares issued and outstanding at March 31, 2004.

NOTE 10. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three-month periods ended March 31, 2005 or March 31, 2004.

NOTE 11. STOCK AND STOCK REPURCHASES

2003 Stock Repurchase Program: On April 17, 2003, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of March 31, 2005, 405,164 shares have been repurchased at a cost of $2.1 million.

2004 Stock Repurchase Program: On July 29, 2004 the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. As of March 31, 2005, the Company had repurchased 572,100 shares for $4.4 million under its 2004 Stock Repurchase Program.

The Company’s common stock trades on NASDAQ national stock market, with a ticker symbol of ZILG. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company. No shares were repurchased during the three month period ended March 31, 2005 under either plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this quarterly report.

Overview

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month periods ended March 31, 2005 and March 31, 2004. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company’s 2004 annual report on Form 10-K. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles in the United States or GAAP. We also disclose and discuss Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as a measure of liquidity in our filings with the Securities and Exchange Commission. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of this report and read the associated reconciliation.

Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The first fiscal quarter of each year will be shorter than the full 13 weeks to the extent that certain days up to December 31 are included in the fourth fiscal quarter and not in the first. However, for ease of reading our financial reports, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year, which ends on December 31 of each year.

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

Estimating write-downs of excess and obsolete inventories. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally record appropriate reserves for all work-in-process inventories more than six months old and finished goods inventory quantities in excess of our current backlog and historical shipment rates. Reserves recorded for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. Inventory values are reviewed and are compared to the average selling prices. Where prices are lower than the cost of the product, an appropriate lower of cost or market reserve is recorded against the inventory value. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of future discounted cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as a special charge to operating expenses in our consolidated statements of operations.

Intangible assets consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the discounted cash flows from such assets. Goodwill is not subject to amortization, and is tested for impairment at least annually, as required by FAS 142.

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

Following the April 2004 announcement of the closure of our MOD II 5-inch wafer manufacturing facility, we have recorded charges reflecting the impairment of MOD II long-lived assets as well as other charges related to the closure.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by business line:
Micrologic Devices:
8-bit Microcontrollers and Microprocessors	$14.8	$19.5

Other Devices :
Serial Communications Controllers	$2.8	$4.0
Modems	1.6	0.6
IrDA transceivers	0.3	1.0
Television, PC peripheral and other	0.7	0.7

Subtotal	$5.4	$6.3

Base business (excluding Foundry)	$20.2	$25.8

Foundry services	$—	$0.2

Net Sales	$20.2	$26.0

Net sales by region:
Americas	$9.1	$13.8
Asia	8.5	8.0
Europe	2.6	4.0

Base business	$20.2	$25.8

Foundry services ( Americas)	—	0.2
Net Sales	$20.2	$26.0

Net Sales by channel :
OEM	$10.1	$13.5
Distributor	10.1	12.3

Base Business	$20.2	$25.8

Foundry services (OEM)	$—	$0.2

Net Sales	$20.2	$26.0

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of:
	March 31, 2005	March 31, 2004
Days sales outstanding	56	57
Net sales to inventory ratio (annualized)	7.6	8.9
Weeks of inventory at distributors	13	12
Current ratio	2.5	2.6

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At March 31, 2005, our DSO was 56 days as compared to DSO of 57 days for the quarter ended March 31, 2004. This reflects the non-linearity of our shipments in the first quarter of each year. Typically, shipments are lower in January, reflecting the slower consumer market and tend to increase in February and especially March. This trend drives an increase in billings in the later part of the quarter and usually results in an increase in accounts receivable.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory. Our net sales to inventory ratio decreased in the first quarter of 2005 compared to the first quarter of 2004 reflecting higher levels of embedded flash inventory to support our new products and an increase in other inventory manufactured as buffer inventory to support the closure of MOD II. Our net sales to inventory ratio in the first quarter of 2005 increased when compared to the fourth quarter of 2004 as we consumed these inventories.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 11 to 13 weeks of inventories at our distributors. These inventories are in line with our expectations.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio as of March 31, 2005 declined compared to March 31, 2004 primarily due to cash utilized by operating activities.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales were $20.2 million for the three months ended March 31, 2005, as compared to net sales of $26.0 million in the same period of 2004.

Net sales of our Micrologic devices decreased to $14.8 million in the three months ended March 31, 2005 compared to $19.5 million in the three months ended March 31, 2004. Our new embedded flash sales increased to $1.1 million in the first quarter of 2005 as compared to $0.3 million in the first quarter of 2004. The increases in our flash sales were offset by declines in our non-flash micrologic business of 28%. The decline in the non-flash micrologic products reflects lower sales in our IR remote-control business, reflecting lower demand in the Satellite TV market, and reduced sales of our Z8 products, reflecting slower sales in the consumer and security markets and generally slower economic conditions.

Net sales of our other devices, which excludes Foundry sales, for the three months ended March 31, 2005, declined $0.9 million or 14% to $5.4 million compared to $6.3 million in the same period of 2004. The decrease in net sales of other devices during the first quarter of 2005 compared to the first quarter of 2004 reflects a decrease in sales of our Serial Communications Controllers and IRDA devices primarily to the communications market offset by an increase in sales of our modem devices.

We had no sales related to foundry services, for the three months ended March 31, 2005, compared to $0.2 million, for the same period of 2004 as we effectively exited this business when we closed our MOD II 5-inch wafer manufacturing facility in July, 2004 and transferred production to our foundry supplier X-fab. This is the final stage of our migration to a fully fab-less manufacturing model.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 38% in the three months ended March 31, 2005, was down from gross margin of 52% in the same period of 2004. During the first quarter of 2005, our gross margin was adversely impacted by increased sales of lower margin modem devices, $0.3 million of product transfer costs associated with the closure of our MOD II wafer fab and under utilization of our test operations as we lowered our production volumes and reduced our inventory levels.

Research and Development Expenses. Research and development expenses were $5.2 million for the three months ended March 31, 2005, reflecting a 2% increase from the $5.1 million in research and development expenses reported for the three months ended March 31, 2004. Research and development spending reflects continued investments in new products, including our latest line of Flash-based Microcontrollers, the Z8Encore!XP™, IR remote control and general purpose Microcontrollers. We are also investing heavily to add peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.4 million in the three months ended March 31, 2005 from $6.8 million in the three months ended March 31, 2004. The increase in our selling, general and administrative spending reflects the impact of additional expenses of approximately $1.0 million associated with Sarbanes-Oxley compliance activities offset by reductions in spending including lower commissions on lower sales, lower payroll costs reflecting lower headcount, and lower program costs.

Special Charges. Special charges for each period indicated were as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Restructuring of operations:
Employee severance and termination benefits	—	0.1
MOD II sustaining costs for post closure maintenance	0.4	—
MOD III sustaining costs for post closure maintenance, net of recovery	—	0.3
Other	—	0.1

	$0.4	$0.5

The following table summarizes activity in accrued special charges (in millions):

	Total	Severance and Termination Benefits	MOD II Closure Costs	MOD III Closure Costs
Balance at December 31, 2004	$1.0	$0.3	$0.7	$—
Provisions for special charges	0.5	—	0.4	0.1
Cash paid before MOD III reimbursement	(1.0)	(0.3)	(0.6)	(0.1)

Balance at March 31, 2005	$0.5	$—	$0.5	$—

During the three months ended March 31, 2005, special charges totaled $0.4 million, comprised of $0.4 million associated with sustaining costs of our MOD II wafer fab. During the period ended March 31, 2005, we sold certain assets of MOD II totaling $0.2 million which were recorded through special charges and certain assets of MOD III totaling $0.1 million, the recovery of which was recorded as an offset to the maintenance costs of the facility.

Stock-Based Compensation. During the three-month periods ended March 31, 2005 and March 31, 2004, we recognized $0.3 million and $0.4 million of stock-based compensation, respectively, in connection with the award of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. Compensation expense for employee stock awards are measured on the award date and are recognized as these restrictions lapse. Charges for stock awards to consultants is measured as the awards vest and are recognized over the periods that the restrictions lapse. Based on the employee stock and option awards we made, we anticipate that we will recognize stock compensation charges of $0.5 million, $0.1 million and $0.1 million for the years ending December 31, 2005 through 2007, respectively.

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

Separable intangible assets that are deemed to have defined lives have been recorded and continue to be amortized over their useful lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

A summary of the amounts recorded in the condensed consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.6	3.9	19.5

Book value at March 31, 2005	$1.4	$5.3	$6.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
April-December 2005	$0.8	$0.8	$1.6
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2

Total	$1.4	$5.3	$6.7

Income Taxes

Our income tax provision for the first quarter of 2005 reflects amortization of deferred tax charges and tax expense in its profitable foreign jurisdictions. Our income tax benefit for the quarter ended March 31, 2004 reflected our anticipated effective tax rate for the entire year of 2004. Our first quarter of 2004 tax provision included taxable income in the U.S. resulting from items that were expensed for book purposes but were nondeductible for tax purposes, as well as amortization of deferred tax charges and foreign taxes.

Liquidity and Capital Resources

In May 2002, we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. We have elected the LIBOR interest rate option, which, as of March 31, 2005, was 5.5%. As of March 31, 2005, we had no outstanding borrowings and standby letters of credit of $0.1 million. Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable. We are subject to certain financial covenants under the facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the facility are less than $7.5 million at any month end. This facility is scheduled to expire on May 13, 2005.

At March 31, 2005, we had cash and cash equivalents of $33.6 million, compared to $37.7 million at December 31, 2004. Cash used by operating activities was $4.1 million for the three months ended March 31, 2005, compared to $2.2 million of cash used by operating activities in the first quarter of 2004.

Cash Flows From Operating Activities. During the three-month period ended March 31, 2005, cash used by operating activities of $4.1 million reflects the net operating loss of $6.6 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $0.8 million, offset by a decrease in inventory of $1.5 million, a decrease in prepaid expenses of $1.6 million, increases in accrued compensation and benefits of $0.4 million an increase in other accrued liabilities of $0.8 million, and non cash charges of $1.5 million. Non cash charges include depreciation of $0.6 million, amortization of intangible assets of $0.6 million and stock based compensation expense of $0.3 million.

During the three-month period ended March 31, 2004, cash used by operating activities of $2.2 million primarily reflects increases in accounts receivable and inventories of $3.4 million and $2.2 million, respectively, and a $1.5 million decrease in other accrued liabilities, deferred income on shipments to distributors and accrued special charges. These uses of cash were offset partially by net non-cash charges of $2.0 million, a $1.6 million increase in accounts payable and a $1.3 million decrease in prepaid expenses and other assets. Non-cash charges include a decrease of deferred income taxes of $0.7 million, $1.1 million for amortization of intangible assets, $1.2 million in depreciation and amortization charges and stock-based compensation expense of $0.4 million.

Cash Flows From Investing Activities. Cash used by investing activities was $0.2 million and $0.7 million for the three-month periods ended March 31, 2005 and 2004, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment. Cash used by investing activities during the first quarter of 2005, also includes the cash received from the sale of MOD II assets.

Cash Flows From Financing Activities. Cash provided from financing activities were $0.2 million and $20.9 million for the three-month periods ended March 31 2005 and 2004, respectively.

Cash provided by financing activities for the three-month period ended March 31, 2005 of $0.2 million, reflects proceeds from issuance of common stock under employee purchase plans.

Cash provided by financing activities for the three-month period ended March 31, 2004 of $20.9 million primarily reflects the net proceeds of $21.6 million from the Company’s public offering of 2.0 million shares of common stock at a price of $12.50 per share, net of offering expenses. The stock offering proceeds were offset by repayments of $0.6 million of borrowings under our revolving line of credit and $0.1 million for the repurchase of restricted common stock from a former employee.

Non-GAAP EBITDA Measure. The EBITDA amounts presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for non-cash items, interest and income taxes. Our management uses separate “adjusted EBITDA” calculations for purposes of determining certain employees’ incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. EBITDA is presented on the basis management uses EBITDA as a measure of cash earnings for budgeting and financial performance measurement.

The differences between the EBITDA figures below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

•	Employee retention bonuses, severance pay and termination benefits;

•	Professional fees for our May, 2002, debt restructuring;

•	Lease termination costs;

•	Termination and exit charges, and

•	MOD II and MOD III closure costs and related asset impairment charges.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(6.6)	$—
Depreciation and amortization	1.2	2.3
Interest (income) expense, net	(0.1)	—
Income tax provision (benefit)	0.8	(0.2)

EBITDA	$(4.7)	$2.1

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(4.7)	$2.1
Benefit (provision) for income taxes and liabilities	(0.8)	0.2
Deferred income tax assets and liabilities	—	(0.7)
Interest income (expense), net	0.1	—
Stock-based compensation	0.3	0.4
Changes in operating assets and liabilities and liabilities	1.0	(4.2)

Net cash used by operating activities	$(4.1)	$(2.2)

We anticipate that 2005 capital expenditures will be approximately $2.0 million to $2.5 million, primarily for information systems, test equipment and replacements. Based on our current forecast, we believe that our liquidity is ample to fund our operation for at least the next twelve months.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2005 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases.

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

		Payment due by period
	Total	Within 1 year	1-3 years	3-5 years	Greater than 5 years
Operating lease obligations	$6.6	$2.2	$3.1	$1.3	—
Purchase obligations	6.9	6.0	0.9	—	—

Total	$13.5	$8.2	$4.0	$1.3	—

From time to time we have agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000.

Off Balance Sheet Arrangements

Other than lease commitments and software licenses incurred in the normal course of business, we do not have any off balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets, or any obligation arising out of a material variable interest unconsolidated entity. We do not have any majority owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entity.

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the first and fourth quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our legacy products. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. “ The Issue’s objective is to provide guidance for identifying other-than-temporary impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a Staff Position (FSP) EITF 03-1-2 that delays the effective date of the measurement and recognition guidance in EITF 03-1. The disclosure requirements of EITF 03-1 are effective with the annual report for fiscal 2004. When the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. The disclosures required by EITF 03-1 did not affect the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. The Company has yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. Management of the Company is currently evaluating these transition methods, but note they could have a material adverse effect.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB statement No. 143. Interpretation No. 47 provides guidelines as to when a company is required to record conditional asset retirement obligation. In general, an entity is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of the Interpretation is not expected to have a material impact on the Company’s financial position, results from operations or cash flows.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information in this Form 10-Q. The risks described below are the ones we deem to be material to our business, but are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of these risks actually occurs, our business could be harmed materially.

In April 2004, we announced the closure of our MOD II wafer manufacturing facility and outsourcing of wafer production to, X-FAB. If we are unable to effectively complete the closure and decommissioning of MOD II and successfully transition production to X-FAB, our business and net sales could be harmed materially.

During 2003, approximately 70% of our net sales were derived from products that were manufactured in our MOD II wafer facility in Nampa, Idaho. In April 2004, we decided to close our MOD II wafer production facility and migrate the majority of this production into X-FAB’s six-inch wafer manufacturing facility in Lubbock, Texas. Subsequently, on July 9, 2004, MOD II production was terminated and the facility was closed. A number of issues could arise in connection with our closure and decommissioning of MOD II and outsourcing of production to X-FAB, including:

•	The cost of closing and decommissioning MOD II could be more expensive than anticipated;

•	The estimated value of the assets held for sale may be less than expected;

•	We may still have further excess inventory adjustments should we not sell all the bridge inventory;

•	Production yields at X-FAB could be unsatisfactory and result in higher costs than expected;

•	Production of wafers at X-FAB could fail to meet our product specifications or our customers’ qualification requirements;

•	X-FAB may be unable to meet our need for wafers or to meet our delivery requirements on a timely basis, as was the case during the third and fourth quarters of 2004; or

•	After the first year of our agreement with X-FAB, they could substantially raise the price we pay for wafers or they may terminate their contract with us.

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

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the year ended December 31, 2004, $103.6 million for 2003. Additionally, our net sales in the first quarter of 2005 were $20.2 million, compared to net sales of $26.0 million, in the first quarter of 2004. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. To date, these products have only been sold in insignificant quantities, and we do not currently expect these products to contribute a meaningful percentage of net sales until later in 2005. If the market for these new products does not develop as we currently expect, if we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products, including our flash products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the price of our securities could fluctuate or decline significantly. In addition, high proportions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

•	our ability to introduce and sell new products and technologies on a timely basis, such as our Z8 Encore! and eZ80 Acclaim! device families and extensions of these product families;

•	any shortage of wafer or assembly manufacturing capacity at our third-party vendors;

•	competitive developments, including pricing pressures;

•	technological change and product obsolescence;

•	changes in product mix or fluctuations in manufacturing yields;

•	variability of our customers’ product life cycles;

•	the level of orders that we receive and can ship in a quarter and customer order patterns;

•	seasonality;

•	inventory write-downs or asset impairments;

•	restructuring charges;

•	increases in the cost or scarcity of raw materials; and

•	gain or loss of significant customers.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 50% and 47% of our net sales for the three month periods ending March 31, 2005 and 2004, respectively; 50% of our net sales for 2004, and 47% of our net sales for 2003. In addition, our five largest distributors accounted for approximately 40% and 35% of our net sales for the three month periods ended March 31, 2005 and 2004, respectively; 41% of our net sales for 2004, 33% of net sales for 2003. One distribution customer accounted for approximately 21% of our net sales for 2004, and 18% in 2003 and was our number one customer for both 2004 and 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, not including our distributors, accounted for approximately 40% and 40% of our net sales for the three month periods ending March 31, 2005 and 2004, respectively; 37% of our net sales for 2004, approximately 38% of our net sales for 2003. For the three month period ended March 31, 2005, we had one distribution customer that accounted for approximately 20% of our net sales and one OEM customer that accounted for 12% of our net sales for the quarter. For the three month period ended March 31, 2004, we had one distribution customer that accounted for approximately 17% of our net sales and one OEM customer that accounted for approximately 14% of our net sales. For the year ended December 31, 2004, we had one distribution customer that accounted for approximately 21% of our net sales and one OEM customer that accounted for approximately 12% of our net sales. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 66% and 60% of our net sales for the three month periods ending March 31, 2005 and 2004, respectively; 66% of our net sales for 2004, approximately 66% of our net sales for 2003 and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our bankruptcy filing could impair our ability to recruit and retain employees. We do not have employment contracts with any of our executive officers other than Mr. Grace.

Our current policy is that we not enter into employment agreements with executives. If we are unable to retain our executive officers, including Mr. Thorburn as our Chief Executive Officer, our business may be harmed.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item 4, Controls and Procedures, of this report. These material weaknesses in our internal control over financial reporting, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have remediated these material weaknesses, as described in Item 4, Controls and Procedures, of this report, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weakness has been remediated. Moreover, we continue to operate at a relatively small accounting staffing level. The loss of accounting personnel, particularly our chief financial officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or more costly. We also expect that these new rules and regulations may make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Changes in accounting principles generally accepted in the United States may adversely affect our reported financial results or otherwise harm our business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude some expenses of stock options from our financial statements, effective fiscal year 2006, the Company will be required to include the expense of these options and the 15% discount employees receive on purchase under the employee stock purchase plan in the income statement in accordance with FAS 123R. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. Because we will soon be required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants on our employee stock option program may negatively impact our ability to attract and retain qualified employees. The impact of the pending changes has not been quantified and may have a material adverse effect.

Our North American distributors could emphasize competing products, and we may lose some of our customers as a result.

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America. Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis. For the three months ended March 31, 2005, and the year ended December 31, 2004 and 2003, Future Electronics purchased approximately $4.1 million, $19.7 million and $18.3 million of our products, contributing approximately 20%, 21% and 18% to our net sales, respectively. Future Electronics distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors, named executive officers and five large stockholders, who beneficially own approximately 53% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with five large stockholders, UBS Willow Management, L.L.C., funds managed by Capital Research and Management Company, Franklin Resources, Inc., Babson Capital Management, L.L.C and Litespeed Management, L.L.C., beneficially owned approximately 53% of our outstanding common stock, in the aggregate, as of March 31, 2005. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and borrowings under our revolving credit facility. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2005, our cash equivalents were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related interest rates for our cash equivalents as of March 31, 2005 (dollars in millions):

	Carrying Value	Fair Value
Cash Equivalents:
Fixed rate	$29.9	$29.9
Average interest rate	2.13%	—

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of March 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”), we determined that two material weaknesses identified in our internal control over financial reporting exposed deficiencies in our disclosure controls and procedures, and we concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were ineffective at December 31, 2004. We have since implemented the remedial measures described in the 2004 Annual Report to correct those deficiencies. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the remedial measures implemented to correct the deficiencies in our disclosure controls and procedures have been effective to correct those deficiencies and that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In Item 9A of the 2004 Annual Report we noted the following material weaknesses in our controls over financial reporting:

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

To address the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, management undertook the remediation actions related to the policies and procedures over the determination of the reserve for distributor price adjustments and the preparation of the Company’s consolidated financial statements. Specifically, management has remediated the design and operating effectiveness of the Company’s internal control over recording distributor price adjustment reserves by:

1)	increasing the management-level review of the detailed support for the reserves; and

2)	reducing the cycle-time for processing outstanding distributor price adjustments by adding additional staffing resources to this function.

Remediation of internal controls in the area of preparing the Company’s consolidated financial statements, including the consolidated statement of cash flows, has included additional staff training and increased levels of supervision and review to improve the effectiveness of the compilation of the statement of cash flows. Other than these corrective measures, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are participating in litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard. See also Part I, item 3, Legal Proceedings, contained in the Company’s 2004 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1 (c)	Form of Restricted Stock Purchase Agreement.

4.2 (c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.3 (c)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.4 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

4.5 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

4.6 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15-d14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(c)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2004.

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

Date: May 5, 2005