Form 10-K/A
period 2004-12-31
ZILOG INC
filed 2005-08-05
CIK 319450

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

ZiLOG Inc. (the “Company”) is filing this Amendment to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Filing”) in order to amend in their entirety Item 5, Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuers Purchases of Equity Securities, Item 11, Executive Compensation, and Item 12, Security Ownership of Certain Beneficial Owners and Management. Subsequent to the Original Filing, the Company’s management determined that it had inadvertently omitted to disclose in the Original Filing grants of options to purchase 160,000 and 45,884 shares of common stock at exercise prices of $12.44 and $5.20 per share, respectively, granted to its Chief Executive Officer. These options were granted on April 29, 2004 and May 12, 2004 and duly reflected in the Company’s board minutes. Form 4s with respect to such options were timely filed on May 3, 2004 and May 14, 2004. The Company has experienced net losses for the periods since the date of these option grants. Accordingly, these options were anti-dilutive and as such, would have been excluded from the determination of the Company’s weighted average shares and net loss per share computations. The impact of these omissions was not material to the Company’s financial condition or results of operations for any of the affected periods. The Company also identified that a footnote to the beneficial ownership table in the Company’s Proxy Statement incorrectly stated that 114,710 shares which are issuable upon exercise of stock options held by the Company’s Chief Executive Officer were unvested. The beneficial ownership table correctly reflected that since such options would have vested within 60 days of April 11, 2005, the date of the information in the table, the shares were beneficially owned as of April 11, 2005.

No other information contained in the Original Filing is being amended hereby. All information in the Original Filing, as amended by this Form 10-K/A, speaks as of the date of the Original Filing and does not reflect any subsequent information or events, except as presented in this Form 10-K/A and except for Exhibits 31.01 and 31.02.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 17,2003, the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) was adopted by the compensation committee of our board of directors and approved by our stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The committee may grant incentive stock options (ISO”), non-statutory stock options (“NSO”) or restricted shares to certain employees, officers, directors, advisors and consultants who may purchase up to 1,500,000 shares of our common stock, par value $0.01 per share under the 2004 Plan.

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

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders (1&2)	2,206,411	$7.59	993,886
Equity compensation plans not approved by security holders	__	__	__

Total	2,206,411	$7.59	993,886

(1)	The ZiLOG 2002 Omnibus Stock Incentive Plan was originally approved under the terms of our plan of reorganization on May 13, 2002.
(2)	The ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholders on February 12, 2004.

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

PART III

MANAGEMENT

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by our Chief Executive Officer and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2004 and who earned salary and bonus in excess of $100,000 in 2004, (collectively, the “Named Executive Officers”):

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards(1)		Securities Underlying Options/ SARs(#)	All Other Compensation(2)
James M. Thorburn Chairman and Chief Executive Officer	2004 2003 2002	570,793 688,931 769,235	$500 126,927 800,730	(3)	$	— — 485,279	435,304 114,709 104,570	$3,075 3,000 3,000

Bruce Diamond(4) Executive Vice President and Chief Operating Officer	2004 2003 2002	300,000 281,538 40,385	35,938 2,175 —			— —	60,000 175,000 —	— — —

Perry J. Grace Vice President, Chief Financial Officer & Secretary	2004 2003 2002	240,390 213,750 225,000	5,301 28,211 99,378	(5)		— — 550,000	50,000 — 45,000	— — —

Ramesh G. Ramchandani Executive Vice President of Marketing	2004	137,309	65,120	(7)		—	160,000	115,220	(8)

(1)	Represents gain on purchase of restricted stock, which is calculated as the excess of fair market value over the purchase price. During 2003, the Named Executive Officers were not granted any shares of restricted stock. In 2002, Mr. Thorburn was granted 88,232 shares of restricted stock and Mr. Grace was granted 100,000 shares of restricted stock. Mr. Grace’s 2002 grant is now fully vested. Mr. Thorburn’s grant was fully vested on the grant date. As of December 31, 2004, the Named Executive Officers held the following number of shares of restricted stock: Mr. Thorburn, 58,233 and Mr. Grace, 100,000. The value of restricted stock held by the Named Executive Officers (calculated as the fair market value of the shares on December 31, 2004 net of the purchase price) as of December 31, 2004 was as follows: Mr. Thorburn, $464,699 and Mr. Grace, $798,000. Holders of restricted stock are entitled to receive dividends thereon, although we do not currently intend to issue any dividends.

(2)	Unless otherwise indicated, amounts represent our matching contributions to the 401(k) plan.

(3)	Includes a sign-on bonus of $650,000.

(4)	Mr. Diamond commenced employment with us in November, 2002.

(5)	Includes a retention bonus of $67,500 for Mr. Grace.

(6)	Mr. Ramchandani commenced employment with us in July, 2004.

(7)	Includes a sign-on bonus of $65,000.

(8)	Includes a relocation award of $112,751 and our matching contribution to the 401(k) plan of $2,469.

Aggregated Option Grants in Last Fiscal Year

The following table sets forth further information regarding option grants to each of our Named Executive Officers during 2004. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms; they do not reflect our estimation of future stock-price growth of the shares of our common stock. These gains are based on assumed rates of annual compound stock price, and appreciation of 5% and 10% from the date the option was granted to the end of the option terms.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Price Appreciation for Option Term
	Number of Securities Underlying Option/SARs Granted		Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	5%	10%
James M. Thorburn	160,000	(2)	—%	$12.44	4/29/14	1,251,752	3,172,185
James M. Thorburn	275,304	(1)	—	$5.20	5/12/14	3,227,723	5,987,582
Bruce Diamond	50,000	(2)	—	12.44	4/29/14	391,172	991,308
Bruce Diamond	10,000	(3)	—	6.20	11/18/14	38,991	98,812
Perry J. Grace	50,000	(2)	—	12.44	4/29/14	391,172	991,308
Ramesh G. Ramchandani	160,000	(2)	—	9.30	7/16/14	935,795	2,371,489

(1)	Option becomes vested and exercisable as to 50% of the grant on the grant date, and as to 100% of the grant on the first anniversary of the grant date.

(2)	Option becomes vested and exercisable as to 25% of the grant on the first anniversary of the grant date, and as to 100% of the grant on the fourth anniversary of the grant date.

(3)	Option was fully vested and exercisable on the date of grant.

Unless the options are assumed or equivalent awards or rights are substituted for, the unvested options shall become fully vested and exercisable as of the date of a change in control of our company, as defined in the applicable stock plan.

Aggregated Option Exercises in the Last Fiscal Year and Option Values at December 31, 2004

The following table provides information regarding the aggregate option exercises and fiscal year-end option values for each of our Named Executive Officers for the year ended December 31, 2004. Also reported are values of unexercised “in-the-money” options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of our common stock on December 31, 2004, which was determined by our Board of Directors to be $8.00 per share based on the closing price of our common stock quoted on the NASDAQ National Market on that date

	Acquired Shares on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year End(#)		Value of Unexercised In-The-Money Options at Fiscal Year End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Thorburn	—	$—	280,159	344,424	$951,085	$494,079
Bruce Diamond	—	—	109,166	125,834	154,791	90,709
Perry J. Grace	—	—	15,000	80,000	37,200	74,400
Ramesh G. Ramchandani	—	—	—	160,000	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of April 11, 2005, except that with respect to five percent shareholders the information is based on the most current publicly available information, by: (a) each director and nominee for director named in “Proposal 1—Election of Directors”; (b) each of the executive officers and individuals named in the Summary Compensation Table; (c) all of our executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o ZiLOG, Inc., 532 Race Street, San Jose, California 95126. The column labeled “Number of Shares Beneficially Owned “ in the table below includes the number of shares issuable upon the exercise of options that are exercisable within sixty (60) days of April 11, 2005. Asterisks represent beneficial ownership of less than 1% of our common stock.

	Shares Beneficially Owned
Beneficial Owner	Number of Shares		Percentage Ownership
Five Percent Shareholders
Capital Research and Management Company(2),(3)	2,660,000		16.3%
UBS Willow Management(4),(5)	1,919,039		11.8%
Franklin Resources, Inc.	1,391,400		8.6%
Babson Capital Management LLC	1,044,900		6.4%
Litespeed Management LLC	1,011,248		6.2%

Executive Officers and Directors
Robin A. Abrams	5,393	(6)	*
Joseph Colonnetta	26,577	(7)	*
David G. Elkins	8,285	(8)	*
Federico Faggin	155,434	(9)	*
Richard L. Sanquini	29,909	(10)	*
Ramesh G. Ramchandani	1,500		*
Perry Grace	132,350	(11)*
James M. Thorburn	503,062	(12)	[3.1%]
Bruce Diamond	132,553	(13)	*
All executive officers and directors, as a group, as of April 11, 2005 (9 persons)	995,063	(14)	[6.1%]

(1)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 11, 2005 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Percentage of beneficial ownership is based on 16,269,481 shares of our common stock outstanding as of April 11, 2005. Unless otherwise indicated in the footnotes below, the persons and entities named in this table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	333 South Hope Street—55th Floor, Los Angeles, CA 90071, Attn: Michael J. Downer.

(3)	Capital Research and Management Company acts as investment advisor, registered under Section 203 of the Investment Advisors Act, to each of the following record holders of the shares of common stock: (i) American High Income Trust, which owns 1,140,500 shares; (ii) The Bond Fund of America, which owns 879,000 shares; (iii) The Income Fund of America, which owns 455,000 shares; (iv) American Funds Insurance Series, High-Income Bond Fund, which owns 153,000 shares; and (v) American Funds Insurance Series, Bond Fund, which owns 2,500 shares. Capital Research and Management Company and the respective record holders may be deemed to have shared beneficial ownership of these shares. Each of these record holders is a mutual fund registered under the Investment Company Act of 1940.

(4)	c/o UBS Financial Services Inc., 1285 Avenue of the Americas, 18th Floor, New York, NY 10019.

(5)	UBS Willow Management, L.L.C. acts as investment advisor to UBS Willow Fund L.L.C., record holder of these shares of common stock. UBS Willow Fund, L.L.C., Bond Street Capital, L.L.C., UBS Willow Management, L.L.C., UBS Fund Advisor, L.L.C., PW Alternative Asset Management, Inc. and Sam S. Kim may be deemed to have shared beneficial ownership of 1,919,039 shares.

(6)	2,893 of these shares are restricted shares of common stock.

(7)	11,142 of these shares are restricted shares of common stock.

(8)	5,785 of these shares are restricted shares of common stock.

(9)	83,642 of these shares are restricted shares of common stock.

(10)	10,020 of these shares are restricted shares of common stock.

(11)	100,000 of these shares are restricted shares of common stock.

(12)	Includes (i) fully-vested option to purchase 94,709 shares granted on April 24, 2003; (ii) vested options to purchase 40,000 shares out of 160,000 shares granted April 29, 2004; and (iii) vested options to purchase 275,304 shares granted on May 12, 2004.

(13)	Includes fully-vested option to purchase 10,000 shares granted on November 18, 2004.

(14)	271,715 of these shares are subject to the Company’s right of repurchase upon termination of employment with the Company, which right lapses over time; includes 562,869 beneficially owned options.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as set forth below. Messrs. Colonnetta, Sanquini, and Faggin did not file timely reports in connection with common stock that was granted pursuant to the ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan and options to buy common stock, which occurred in January 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2005.

ZiLOG, INC.

By:	/S/ JAMES M. THORBURN
James M. Thorburn Chairman and Chief Executive Officer