Form 10-Q
period 2005-06-26
ZILOG INC
filed 2005-08-05
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 26, 2005.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 28, 2005, there were 16,279,735 shares of the Company’s Common Stock, $0.01 par value outstanding.

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our ability to sell and/or recover the carrying value of our assets held for sale at our Nampa, Idaho facility; ongoing costs to maintain MOD III assets in a saleable state and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility; and costs incurred in connection with the transfer of certain activities to our facility in Manila, Philippines. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

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

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, “ZiLOG,” “the Company,” “our,” “us,” “we,” and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.’s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore! and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

ZiLOG, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$20.6	$27.9	$40.8	$53.9
Cost of sales	12.0	14.2	24.5	26.8

Gross margin	8.6	13.7	16.3	27.1

Operating expenses:
Research and development	5.2	5.3	10.4	10.4
Selling, general and administrative	7.1	7.7	14.5	14.6
Special charges and reorganization items	1.5	7.7	1.9	8.2
Amortization of intangible assets	0.5	1.1	1.1	2.1

Total operating expenses	14.3	21.8	27.9	35.3

Operating loss	(5.7)	(8.1)	(11.6)	(8.2)

Other income (expense):
Interest income	0.2	0.1	0.3	0.1
Interest expense	—	(0.1)	—	(0.2)

Loss before provision (benefit) for income taxes	(5.5)	(8.1)	(11.3)	(8.3)
Provision (benefit) for income taxes	0.6	(0.9)	1.4	(1.1)

Net loss	$(6.1)	$(7.2)	$(12.7)	$(7.2)

Basic and diluted net loss per share	$(0.38)	$(0.44)	$(0.78)	$(0.46)

Shares used in computing basic and diluted net loss per share	16.3	16.6	16.3	15.7

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31.4	$37.7
Accounts receivable, less allowance for doubtful accounts of $0.2 at June 30, 2005 and $0.3 at December 31, 2004	10.5	10.0
Inventories	10.0	12.1
Deferred income taxes	2.7	2.7
Prepaid expenses and other current assets	2.6	4.0

Total current assets	57.2	66.5

MOD II assets held for sale	3.4	3.6
Net property, plant and equipment	6.0	6.1
Goodwill	8.6	8.6
Intangible assets, net	6.2	7.3
Other assets	5.1	6.0

	$86.5	$98.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12.2	$12.3
Accrued compensation and employee benefits	2.7	2.6
Other accrued liabilities	3.7	3.0
Accrued special charges	1.0	1.0
Deferred income on shipments to distributors	5.5	6.0

Total current liabilities	25.1	24.9

Deferred income taxes	2.7	2.7
Other non-current tax liabilities	6.5	6.6

Total liabilities	34.3	34.2

Stockholders’ equity:
Common stock	0.2	0.2
Additional paid-in capital	122.4	121.9
Deferred stock compensation	(0.2)	(0.7)
Treasury stock	(7.2)	(7.1)
Accumulated deficit	(63.0)	(50.4)

Total stockholders’ equity	52.2	63.9

Total liabilities and stockholders’ equity	$86.5	$98.1

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(12.7)	$(7.2)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of fresh-start intangible assets	1.1	2.1
Deferred income taxes	—	(3.3)
Depreciation and other amortization	1.2	1.8
Impairment of long-lived assets	—	5.4
Stock-based compensation	0.8	1.0
Changes in operating assets and liabilities:
Accounts receivable	(0.5)	(3.0)
Inventories	2.1	(4.1)
Prepaid expenses and other current and non-current assets	2.3	2.2
Accounts payable	(0.1)	(0.1)
Accrued compensation and employee benefits	0.1	(0.2)
Deferred income on shipments to distributors, other accrued liabilities, accrued special charges and other non-current tax liabilities	0.2	1.2

Net cash used by operating activities	(5.5)	(4.2)

Cash Flows From Investing Activities:
Proceeds from Sale of MOD II assets	0.1	—
Capital expenditures	(1.1)	(1.1)

Cash used by investing activities	(1.0)	(1.1)

Cash Flows From Financing Activities:
Proceeds from public stock offering, net of offering costs	—	24.4
Proceeds from issuance of common stock under stock purchase plans	0.3	0.1
Repayments of short-term debt	—	(2.6)
Payments for stock purchases	(0.1)	(0.1)

Cash provided (used) by financing activities	0.2	21.8

Increase (decrease) in cash and cash equivalents	(6.3)	16.5
Cash and cash equivalents at beginning of period	37.7	22.0

Cash and cash equivalents at end of period	$31.4	$38.5

Supplemental disclosure of cash flow information:
Interest paid during period	$—	$0.1
Income taxes paid during period	$0.2	$1.5
Supplemental disclosure of non cash transactions:
Director Fees paid in stock	$0.1	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.’s (“ZiLOG” or the “Company”) management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Company’s 2004 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended December 31, 2004, filed on March 31, 2005.

Historically, ZiLOG’s interim results were based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. Starting in the third quarter of 2005, the Company’s interim fiscal calendar will be changed such that its fiscal quarters will now end on the Saturday nearest to the calendar quarter-end. Accordingly, the Company’s third quarter of 2005 will end on October 1, 2005. The Company’s second quarter ended on June 26, 2005. The Company’s new fiscal calendar was adopted because it results in more consistency in the number of days included in each fiscal quarter. Previous quarters have not been restated to conform to the new fiscal calendar format because the Company believes that the new fiscal calendar will not materially affect comparability of its financial results between periods. Generally, the first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. ZiLOG’s fourth fiscal quarter of each year always ends on December 31. For financial reporting purposes, interim fiscal periods are labeled as ending on the calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to Original Equipment Manufacturers (“OEM”) customers is recognized when the customer or its agent receives the product and title transfers. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

The Company also licenses technology for certain of its products and receives payment in the form of royalties. Typically, licensees provide shipment and royalty information when the payment is remitted, usually 60 days subsequent to the end of the quarter shipments are made. As such, the Company records these royalty revenues as micrologic net sales when the cash is received from the licensees.

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

Assets Held for Sale. The remaining assets of MOD II, consisting primarily of land and buildings with a carrying value of $3.4 million at June 30, 2005, have been classified as assets held for sale on the Company’s accompanying condensed consolidated balance sheet.

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. In the third quarter of 2004, the Company reviewed its intangible assets and determined that there was no impairment indicated at that time. The Company intends to perform a similar impairment analysis during the third quarter of 2005.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.8	4.2	20.0

Book value at June 30, 2005	$1.2	$5.0	$6.2

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
July-December 2005	$0.6	$0.5	$1.1
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2

Total	$1.2	$5.0	$6.2

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net sales and expenses during the reporting period. Significant estimates made in preparing these financial statements include excess and obsolete inventories, taxation valuation allowances, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Research and Development Expenses. The Company’s policy is to record all research and development expenditures with no future alternative use as period expenses when incurred.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and current liabilities, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of June 30, 2005, there were two individual customers with net accounts receivable each comprising 10% or more of total net accounts receivable amounting to approximately $1.6 million each.

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

The amounts reflected as stock-based compensation expense deductions in the proforma net loss for the three-month and six-month periods ending June 30, 2004, have been revised from the historically reported amounts. The revision was required to correct an immaterial error in these amounts associated with the omission of certain grants of stock options to the Company’s Chief Executive Officer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss - as reported	$(6.1)	$(7.2)	$(12.7)	$(7.2)
Add: stock-based employee compensation expense included in reported net loss, net of tax in 2004	0.5	0.3	0.8	0.6

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax in 2004	(0.7)	(1.2)	(1.6)	(1.5)

Net loss – proforma	$(6.3)	$(8.1)	$(13.5)	$(8.1)

The fair value of options granted in 2005 and 2004 under the 2004 Omnibus Stock Incentive Plans were estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	4.0%	3.0%	4.0%	3.0%
Estimated life in years	5	5	5	5
Dividend yield	—	—	—	—
Volatility	52.0%	53.3%	52.0%	53.3%

The fair value of shares purchased under the Employee Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model. The following assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.75%	1.81%	3.75%	1.81%
Estimated life in years	0.5	0.125	0.5	0.125
Dividend yield	—	—	—	—
Volatility	52.0%	53.3%	52.0%	53.3%

The weighted average fair value of options granted and weighted-average exercise price of employee stock purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average fair value of options granted during the period	$4.14	$11.87	$4.70	$11.88
Weighted-average exercise price of employee stock purchase plan issuances during the period	$4.25	$10.68	$5.06	$11.00

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

Substantially all of the equipment of MOD III was sold on July 16, 2004 and the net cash received after recoupment of costs was distributed to the MOD III Series A preferred stockholders in September 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue incurring period expenses for the ongoing costs of maintaining the remaining assets of MOD III, which costs are recorded as special charges.

Recent Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. The Company has not yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB statement No. 143. Interpretation No. 47 provides guidelines as to when a company is required to record conditional asset retirement obligations. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of the Interpretation is not expected to have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for and the reporting of a change of an accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for all fiscal years beginning after December 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with the general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s financial position, results of operations, or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials	$0.6	$0.6
Work-in-progress	6.5	8.3
Finished goods	2.9	3.2

	$10.0	$12.1

NOTE 4. SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges and reorganization items are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Asset impairments:
MOD II assets	$—	$5.4	$—	$5.4
Restructuring of operations:
Employee severance and termination benefits	1.1	1.8	1.1	1.9
MOD II period closure costs	0.3	0.1	0.7	0.1
MOD III period maintenance costs	0.1	0.4	0.1	0.7
Professional fees for debt restructuring	—	—	—	0.1

	$1.5	$7.7	$1.9	$8.2

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at December 31, 2004	$0.3	$0.7	$1.0
Provisions for employee severance and termination benefits	1.1	––	1.1
Cash paid	(0.6)	(0.5)	(1.1)

Balance at June 30, 2005	$0.8	$0.2	$1.0

During the second quarter of 2005, the Company initiated a plan of action to reduce its overall support costs to levels more commensurate with revenues. These actions will result in the termination of approximately 40 employees. Certain of these activities have been or will be transferred from the Company’s San Jose, California and Meridian, Idaho facilities to its facility in Manila, Philippines. The total severance and benefits cost of this action are expected to be approximately $1.7 million, of which $1.1 million was recorded as special charges during the quarter ended June 30, 2005, and the remaining amount will be recorded over the required service periods of the employees to be terminated.

In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II and MOD III in a saleable state.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company’s business is comprised of one operating segment that engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company’s operations outside the United States consist of a final test and logistics facility in the Philippines, sales and support centers in Asia and Western Europe and design centers in China and India. Domestic operations include product design and development, as well as the coordination of production planning, sales, marketing, general and administrative functions. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines called micrologic devices and other devices that as aggregated are referred to as the ‘base business’ and exclude foundry services. The Company effectively exited the foundry services business when it closed its MOD II wafer manufacturing facility in July, 2004.

Sales by Business Line. The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales by business line:
Micrologic Devices (including flash):

8-bit Microcontrollers and Microprocessors	$15.4	$18.9	$30.2	$38.4

Other Devices :
Serial Communications Controllers	$3.5	$4.1	$6.2	$8.1
Modems	0.6	0.7	2.3	1.3
IrDA transceivers	0.2	0.3	0.5	1.3
Television, PC peripheral and other	0.9	1.2	1.6	1.9

Total	$5.2	$6.3	$10.6	$12.6

Base business (excluding foundry)	$20.6	$25.2	$40.8	$51.0

Foundry services:	—	2.7	—	2.9

Net sales	$20.6	$27.9	$40.8	$53.9

The following table summarizes the Company’s net sales by region and by channel (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales by region:
Americas	$8.3	$14.5	$17.7	$26.9
Asia	9.6	9.9	17.8	19.5
Europe	2.7	3.5	5.3	7.5

Total	$20.6	$27.9	$40.8	$53.9

Net sales by channel:
OEM	$9.3	$14.9	$19.4	$28.6
Distribution	11.3	13.0	21.4	25.3

Total	$20.6	$27.9	$40.8	$53.9

Major customers: During the three and six month periods ended June 30, 2005, two customers accounted for greater than 10% of the total net sales. During both the three-month and six-month periods ended June 30, 2005 these two customers accounted for approximately 20% and 12% of net sales, respectively.

NOTE 6. SHORT-TERM DEBT

The Company entered into a senior secured financing facility (the “Facility”) with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility were secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. The Facility expired on May 13, 2005 and the Company is determining whether or not to establish a new credit facility.

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

From time to time the Company has agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. Currently, there is an indemnification agreement with a customer that limits the Company’s net contingent obligation to pay for the customer’s defense costs, if any, up to a maximum of $500,000.

NOTE 8. INCOME TAXES

During the six-month period ended June 30, 2005, our income tax provision was $1.4 million, which primarily reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdictions. We provide for income tax expense in foreign jurisdictions where its operations generate profits that are taxable. Our income tax benefit for the six-month period ended June 30, 2004 reflects the estimated annual effective tax rate of 13% at that time based on projections of operations. The net tax benefit recorded in the period ended June 30, 2004, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when we recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2004.

NOTE 9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(6.1)	$(7.2)	$(12.7)	$(7.2)

Weighted-average shares outstanding	16.3	16.8	16.3	15.9
Less: Weighted-average shares subject to repurchase	—	(0.2)	—	(0.2)

Weighted-average shares used in computing basic and diluted net loss per share	16.3	16.6	16.3	15.7

Basic and diluted net loss per share	$(0.38)	$(0.44)	$(0.78)	$(0.46)

For the six months ended June 30, 2005 and June 30, 2004, options to purchase approximately 2.0 million and 1.4 million shares of common stock at a weighted average exercise price of $7.64 and $7.21, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At June 30, 2005 and June 30, 2004 there were 16,279,735 and 16,809,736 common shares issued and outstanding, respectively.

NOTE 10. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in any of the three-month or six-month periods ended June 30, 2005 or June 30, 2004.

NOTE 11. STOCK AND STOCK REPURCHASES

2003 Stock Repurchase Program: On April 17, 2003, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of June 30, 2005, 405,164 shares have been repurchased at a cost of $2.1 million.

2004 Stock Repurchase Program: On July 29, 2004 the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. As of June 30, 2005, 572,100 shares costing $4.4 million had been repurchased.

During the three-month period ended June 30, 2005, 12,389 shares with a fair market value of approximately $0.1 million, were received from a former employee in payment of an existing employee loan.

Purchases under these programs may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice by the Company. With the exception of the shares received in repayment of an employee loan for $0.1 million, no shares were repurchased during the three month period ended June 30, 2005 under either plan.

NOTE 12. SALE OF MOD III AND MOD II ASSETS

Sale of MOD III Equipment

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics (STM) for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. MOD III paid dividends on and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after reimbursements totaling approximately $4.9 million were paid to the Company and transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs were paid. Reimbursements to ZiLOG are to pay certain costs of maintaining MOD III in a saleable condition on MOD III’s behalf. Such reimbursement to ZiLOG was recognized in the third quarter of 2004 as a credit to special charges.

Sale of MOD II Equipment

In the fourth quarter of 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STM for an aggregate cash consideration of $5.9 million net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings with a carrying value of $3.4 million which have been classified as assets held for sale on the Company’s balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this quarterly report.

Overview

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the six-month and three-month periods ended June 30, 2005 and June 30, 2004. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company’s 2004 annual report on Form 10-K. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles or GAAP. We also disclose and discuss Earnings Before Interest, Taxes, Depreciation, Asset Impairments and Amortization (“EBITDA”) as a measure of liquidity in our filings with the Securities and Exchange Commission. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of this report and read the associated reconciliation.

Historically, our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter. The second quarter ended on June 26, 2005. Starting in the third quarter of 2005, our interim fiscal calendar will be changed such that fiscal quarters will now end on the Saturday nearest to the calendar quarter-end. Accordingly, our fiscal third quarter of 2005 will end on October 1, 2005. This new fiscal calendar was adopted because it results in more consistency in the number of days included within each fiscal quarter. Our previous quarters have not been restated to conform to the new fiscal calendar format because we believe that the new fiscal calendar will not materially affect comparability of our financial results between periods. Generally, the first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks. Our fourth fiscal quarter of each year always ends on December 31. For financial reporting purposes, interim fiscal periods are labeled as ending on the calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

Estimating write-downs of inventories to the lower of cost or market value. Each inventory component is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally write-off all work-in-process inventory more than one year old and finished goods inventory quantities in excess of our current backlog. In addition, we analyze historical and expected selling prices of our products compared to their historical cost. Provisions are recorded to cost of sales to the extent that inventory cost exceeds the expected selling price of any particular family of products. Write-downs of inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions, selling prices or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

Asset impairments. We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets;

•	decrease in our market value below our stockholders’ equity book value;

•	significant changes in the strategy for our overall business; and

•	significant negative industry or economic trends.

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

The intangible assets created by the adoption of fresh-start accounting on our emergence from our capital restructuring in May 2002 consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to estimated discounted cash flows from such assets. We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, although goodwill is not amortized, it is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We expect to perform the annual impairment test for goodwill in the third quarter of each year, unless the existence of triggering events indicates that an earlier review should be performed.

Following the April 2004 announcement of the closure of our MOD II facility, we recorded asset impairment charges to reflect the excess of book value over the current estimated fair value of our MOD II fixed assets as prescribed under SFAS No. 144. The estimates we used to determine fair value of MOD II land and buildings were based upon an independent appraisal and the fair value of MOD II equipment was determined based upon offers to purchase these assets that had been received from independent third parties. There can be no assurance that the ultimate value that we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair value. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

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

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales by region:
Americas	$8.3	$14.5	$17.7	$26.9
Asia	9.6	9.9	17.8	19.5
Europe	2.7	3.5	5.3	7.5

Total	$20.6	$27.9	$40.8	$53.9

Net sales by channel:
OEM	$9.3	$14.9	$19.4	$28.6
Distribution	11.3	13.0	21.4	25.3

Total	$20.6	$27.9	$40.8	$53.9

Net sales by business line:
Micrologic Devices (including flash):

8-bit Microcontrollers and Microprocessors	$15.4	$18.9	$30.2	$38.4

Other Devices :
Serial Communications Controllers	$3.5	$4.1	$6.2	$8.1
Modems	0.6	0.7	2.3	1.3
IrDA transceivers	0.2	0.3	0.5	1.3
Television, PC peripheral and other	0.9	1.2	1.6	1.9

Total	$5.2	$6.3	$10.6	$12.6

Base business (excluding foundry)	$20.6	$25.2	$40.8	$51.0
Foundry services:	—	2.7	—	2.9

Net sales	$20.6	$27.9	$40.8	$53.9

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of June 30, and for the three month periods then ended
	2005	2004
Days sales outstanding	47	52
Net sales to inventory ratio (annualized)	8.2	8.1
Weeks of inventory at distributors	10	11
Current ratio	2.3	2.8

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is calculated as our ending net accounts receivable divided by our average daily net sales during the period and it is influenced largely by the timing and mix of our customer billings and collections. For instance, at June 30, 2004, our DSO was 52 days which is 5 days higher than our June 30, 2005 levels. This decrease in DSO during the current year reflects lower sales levels in 2005 and more shipments late in the second quarter of 2004 versus the same period of 2005 and for certain OEM customers, shorter payment cycles in the current year. Because our DSO is primarily influenced by payment cycles from our OEM customers and does not generally correlate to increased credit risk. In addition, our bad debts have historically been minimal.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turnover ratio. Our net sales to inventory ratio increased slightly in the second quarter of 2005 compared to the same period in 2004 due to our reduction of inventory levels. The decline in inventories in June 2005 compared to June 2004 reflects the fact that in the first half of 2004 we were building-up inventory in our MOD II facility prior to its closure in July, 2004.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them to their end customers and as such, is relative to the level of sales we record for distribution sales. We do not recognize revenue on shipments to distributors until our distributors resell our products to end users. Although our distributors in various regions of the world maintain different inventory stocking levels, overall our goal is to maintain 10 to 13 weeks of inventories at our distributors to satisfy their end demand.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio declined as of June 30, 2005 compared to June 30, 2004 primarily due to the reduction in our cash and cash equivalents used to fund our operating losses.

Three and Six-Month Periods Ended June 30, 2005 and 2004

Net Sales. Overall, our net sales of $20.6 million for the three-months ended June 30, 2005, represents a decrease of 26% from net sales of $27.9 million during the same period of 2004. For the six-months ended June 30, 2005, net sales were $40.8 million or 24% below net sales during the same period of 2004.

Net sales of our Micrologic devices decreased 19% to $15.4 million for the three-months ended June 30, 2005 compared to $18.9 million in the three months ended June 30, 2004. For the six-months ended June 30, 2005, net sales of our Micrologic devices were $30.2 million or 21% below the $38.4 million Micrologic net sales during the same period of 2004.

The decreases in 2005 for both the three-month and six-month periods reflect a decrease in unit sales of our older Z80 and Z8 micrologic devices, partially offset be higher unit and dollar volume of our new Crimzon remote control products and our new embedded flash-based microcontrollers. The improvement in Crimzon revenues is attributable entirely to higher unit shipments to our large OEM customers that make universal remote control products. Our flash-based microcontrollers revenues during the first six months of 2005 rose 133% over the same period of 2004 as unit demand for these products has continued to increase. Overall, we anticipate that market demand and net sales for our general purpose microcontrollers will decline over time as a result of customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology and the need for further integration of peripheral functions and capabilities. Since November 2002, we have released our new Z8 Encore!, eZ80 Acclaim! and Z8 Encore! XP products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets.

Net sales of our other devices, which excludes Foundry sales, for the three months ended June 30, 2005 decreased 17% to $5.2 million, which is down from $6.3 million in the same period of 2004. For the six months ended June 30, 2005, net sales of our other devices were $10.6 million or 16% below net sales of $12.6 million during the same period of 2004. The decrease in other devices net sales during the three-month period and six-month period of 2005 compared to the same periods of 2004 primarily reflects lower unit shipments of all product lines in this group.

Net sales of Foundry Services, for the three-month and six-month periods ended June 30, 2004 were $2.7 million and $3.0 million, respectively, compared to no Foundry sales in the current year. We are not anticipating any further foundry business since we closed our wafer fabrication facility in July, 2004.

Gross Margin. Our cost of sales primarily represents purchased manufacturing services relating to wafer fabrication and package assembly operations, as well as captive product testing, production planning, and manufacturing support costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity and efficiency, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 42% for the three months ended June 30, 2005, down from 49% in the same period of 2004. For the six months ended June 30, 2005 our gross margin was 40% compared to 50% in the same period of 2004. The decline in overall gross margin for both the three and six month periods ended June 30, 2005 compared to the same periods of 2004 relates primarily to lower utilization of our product testing and manufacturing support infrastructure due to lower production volume. During the first half of 2004 we increased production in our MOD II wafer fab in order to build sufficient inventories prior to closing the facility and transitioning production to our new foundry supplier, X-FAB. In addition, our gross margin was impacted by an increasing proportional mix of our lower margin new flash products. Although our flash product sales are growing, volumes are still relatively small and we are therefore currently incurring higher wafer costs for these devices from our suppliers. The majority of products that we manufactured in our five-inch wafer fab during the six-months ended June 30, 2004 have been transferred to X-FAB’s six-inch facility in Lubbock, Texas. We will continue to purchase our 0.35 micron wafers from our foundries primarily in Taiwan, including wafers for our infra-red remote controls and new embedded flash-based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses. Research and development expenses for both the three and six month periods ended June 30, 2005 were consistent with expenditure levels for the same periods of 2004. Our research and development spending in 2005 reflects continued investments in new products, including our latest family of Flash-based Microcontrollers, the Z8Encore!XP™. We are also investing in product development to add additional peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the Infra red remote control market segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined 8% to $7.1 million for the three months ended June 30, 2005 from $7.7 million in the three months ended June 30, 2004. On a year-to date basis, selling, general and administrative expenses decreased 1% to $14.5 million. The decrease in our selling, general and administrative spending for both the three-month and six-month periods of 2005, compared to 2004 primarily reflects lower incentive compensation and commissions commensurate with our lower sales levels and reduced headcount, offset by higher costs associated with Sarbanes-Oxley compliance.

Special Charges.

Special charges for each period indicated were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Asset impairments:
MOD II assets	$—	$5.4	$—	$5.4
Restructuring of operations:
Employee severance and termination benefits	1.1	1.8	1.1	1.9
MOD II period closure costs	0.3	0.1	0.7	0.1
MOD III period maintenance costs	0.1	0.4	0.1	0.7
Professional fees for debt restructuring	—	—	—	0.1

	$1.5	$7.7	$1.9	$8.2

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at December 31, 2004	$0.3	$0.7	$1.0
Provisions for employee severance and termination benefits	1.1	—	1.1
Cash paid	(0.6)	(0.5)	(1.1)

Balance at June 30, 2005	$0.8	$0.2	$1.0

During the second quarter of 2005, we initiated a plan of action to reduce our overall support costs to levels more commensurate with revenues. Certain of these activities have been or will be transferred from our San Jose, California and Meridian, Idaho facilities to our facility in Manila, Philippines. The total severance and benefits cost of this action is expected to be approximately $1.7 million, of which $1.1 million was recorded as special charges during the quarter ended June 30, 2005, and the remaining amount will be recorded over the required service periods of the employees to be terminated.

In addition, we continue to incur period expenses to maintain the remaining assets of MOD II and MOD III in a saleable state.

Three and Six Months Ended June 30, 2005. Restructuring of operations during the three-month period and six-month period ended June 30, 2005, included severance and termination benefits of approximately $1.1 million in each of the two periods primarily related to a reduction-in-force during the second quarter of 2005, and $0.3 million and $0.7 million, respectively, to maintain MOD II, and $0.1 million for both periods, net of recoveries, to maintain MOD III. The terminations will be effected through the remainder of 2005 and additional charges of approximately $0.5 million and $0.1 million are anticipated during the third and fourth quarters of 2005, respectively.

Three and Six Months Ended June 30, 2004. Restructuring of operations during the three-month period and six-month period ended June 30, 2004, included severance and termination benefits of approximately $1.8 million and $1.9 million, respectively, primarily related to the Company’s reduction-in-force due to the closure of its MOD II five-inch wafer fabrication facility in Nampa, Idaho on July 11, 2004, $5.4 million of asset impairments for both periods primarily related to the write-down of MOD II assets to fair value during the period, respectively, $0.4 million and $0.7 million, respectively to maintain MOD III, $0.1 million for each period to maintain MOD II and $0.1 million of special charges during the six-months ended June 30, 2005, related to third-party professional legal service fees for activities associated with finalizing the Company’s May 2002 debt and equity restructuring. Post-closure maintenance costs of the MOD III eight-inch and MOD II five-inch wafer fabrication facilities consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties and are expensed to special charges as incurred. Completion of the migration of the MOD II production to outside foundries, has finalized our strategy of becoming fully fabless and our legacy products are primarily sourced from X-FAB and our newer products are sourced from foundries in Taiwan.

Stock-Based Compensation. During the three-month periods ended June 30, 2005 and 2004, we recognized $0.5 million and $0.6 million of stock-based compensation, respectively. And for the six-month periods ended June 30, 2005 and 2004, we recognized $0.8 million and $1.0 million of stock-based compensation, respectively. These charges were recorded to reflect the intrinsic value of awards of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. During the second quarter of 2004, we canceled a restricted stock award to our CEO and replaced it with stock options that resulted in a non-cash compensation charge of approximately $0.2 million. Our right to repurchase shares of restricted stock for $0.01 per share generally lapses 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and was recognized ratably over the three year vesting period as these restrictions lapsed. All restricted shares became fully vested in May 2005.

Amortization of Intangible Assets. Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life). Intangible assets acquired prior to July 1, 2001 were being amortized on a straight-line basis over lives ranging from three to five years. In connection with the Company’s fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.8	4.2	20.0

Book value at June 30, 2005	$1.2	$5.0	$6.2

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
July-December 2005	$0.6	$0.5	$1.1
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2

Total	$1.2	$5.0	$6.2

Interest Expense. During the first six months of 2004 our interest expense was primarily accrued in connection with our borrowings under our three-year $15.0 million senior secured revolving line of credit facility, which expired on May 13, 2005. There was no interest expense incurred during 2005.

Income Taxes. During the six-month period ended June 30, 2005, our income tax provision was $1.4 million, which reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdictions. Our 2005 annual tax provision is expected to include, and its 2004 tax provision included, taxable income in the U.S. resulting from items that are expensed for book purposes but are nondeductible for tax purposes including amortization of intangible assets, stock compensation expense and depreciation of U.S. based property, plant and equipment. Additionally, the tax provision includes deferred tax charges. We provide for income tax expense in foreign jurisdictions where its operations generate profits that are taxable. Our income tax benefit for the six-month period ended June 30, 2004 reflects the estimated annual effective tax rate of 13% at that time based on projections of operations. The net tax benefit recorded in the period ended June 30, 2004, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when we recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2004.

Liquidity and Capital Resources

In May 2002, we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender which expired on May 13, 2005. This Facility expired on May 13, 2005 and we are determining whether or not to establish a new credit facility.

At June 30, 2005, we had cash and cash equivalents of $31.4 million, compared to $37.7 million at December 31, 2004. Cash used by operating activities was $5.5 million for the six months ended June 30, 2005, compared to $4.2 million of cash used by operating activities in the six months ended June 30, 2004.

During the six-month period ended June 30, 2005, cash used by operating activities of $5.5 million primarily reflects our net loss of $12.7 million, partially offset by decreases in inventories and prepaid expenses and other current and non-current assets of $2.1 million and $2.0 million, respectively. The net loss was also partially offset by non-cash depreciation, amortization and stock compensation charges of $3.1 million. Non-cash charges for the period consisted of $1.1 million in amortization of fresh-start intangible assets, $1.2 million of depreciation and other amortization charges, and stock-based compensation expense of $0.8 million including $0.1 million of directors’ fees paid in stock.

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

Cash used by investing activities was $1.0 million and $1.1 million for the six-month periods ended June 30, 2005 and 2004, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment. During the 2005 period there were $0.1 million of cash receipts from sales of various MOD II assets.

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2005 and consisted of proceeds for issuances of stock to employees under our employee stock purchase plan offset by $0.1 million for the repurchase of restricted common stock from a former employee.

Cash provided by financing activities for the six-month period ended June 30, 2004 of $21.8 million primarily reflects the net proceeds of $24.4 million from the Company’s public offering of 2.3 million shares of common stock at a price of $12.50 per share, net of offering expenses. The stock offering proceeds were offset by repayments of $2.6 million of borrowings under our revolving line of credit and $0.1 million for the repurchase of restricted common stock from a former employee.

On July 29, 2004, we announced that our board of directors has authorized a stock repurchase program pursuant to which we may repurchase up to $5.0 million in market value of our outstanding shares of common stock. Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Purchases of common stock under this program, if any, may impact our cash used by financing activities in future periods. As of June 30, 2005, we had repurchased a total of 572,100 shares costing $4.4 million.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reconciliation of net loss to EBITDA:
Net loss	$(6.1)	$(7.2)	$(12.7)	$(7.2)
Depreciation and amortization	1.1	1.6	2.3	3.9
Interest expense, net	(0.2)	—	(0.3)	0.1
Income tax expense (benefit)	0.6	(0.9)	1.4	(1.1)

EBITDA	$(4.6)	$(6.5)	$(9.3)	$(4.3)

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(4.6)	$(6.5)	$(9.3)	$(4.3)
Interest expense, net	0.2	—	0.3	(0.1)
Benefit (provision) for income taxes and liabilities	(0.6)	0.9	(1.4)	1.1
Deferred income taxes	—	(2.5)	—	(3.3)
Asset impairments	—	5.4	—	5.4
Stock-based compensation	0.5	0.6	0.8	1.0
Changes in operating assets and liabilities and liabilities	3.0	0.1	4.1	(4.0)

Net cash used by operating activities	$(1.5)	$(2.0)	$(5.5)	$(4.2)

Our cash needs for 2005 primarily include funding operating losses, working capital needs, special charges and capital expenditures. In May 2005, we commenced a consolidation of our support activities. We anticipate the remaining cash costs of this action will be approximately $1.3 million of stay-on entitlements, severance benefits and other cash costs to be paid primarily during the third and fourth quarters of 2005. We currently anticipate that available cash will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2005 capital expenditures will total approximately $2.0 million to $3.0 million, primarily for test equipment, building improvements and internal use software. Decisions related to cash requirements for investing activities are influenced by our expected cash provided by operations, our existing cash reserves and the investment needs of the business as we continue to expand our development activities.

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

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. We have not entered into any material new vendor supply agreements or lease commitments during 2005.

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

Recent Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage. The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted. The Company has not yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB statement No. 143. Interpretation No. 47 provides guidelines as to when a company is required to record conditional asset retirement obligations. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of the Interpretation is not expected to have a material impact on the Company’s financial position, results from operations or cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for and the reporting of a change of an accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for all fiscal years beginning after December 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with the general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s financial position, results of operations, or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

RISK FACTORS

Risks Related to Our Business and Industry

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

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the year ended December 31, 2004, $103.6 million for 2003. Additionally, our net sales in the first six months of 2005 were $40.8 million, compared to net sales of $53.9 million, in the first six months of 2004. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new products now represent approximately 7% of our net sales and we currently expect the contribution of these products to continue to grow. If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products, including our flash and IR products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the fourth quarter of 2000 we experienced a three-year downturn in our business cycle and are currently experiencing another downturn. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. Similar economic downturns in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 55% and 47% of our net sales for the three month periods ending June 30, 2005 and 2004, respectively; 52% and 47% of our net sales for the six months ended June 30, 2005 and 2004, respectively, 50% of our net sales for 2004, and 47% of our net sales for 2003. In addition, our five largest distributors accounted for approximately 43% and 41% of our net sales for the three month periods ended June 30, 2005 and 2004, respectively; 42% and 41% of our net sales for the six month period ended June 30, 2005 and 2004, respectively, 41% of our net sales for 2004, and 33% of net sales for 2003. One distribution customer accounted for approximately 21% of our net sales for 2004, and 18% in 2003 and was our number one customer for both 2004 and 2003. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 36% and 47% of our net sales for the three month periods ending June 30, 2005 and 2004, respectively; 37% and 39% of our net sales for the six month period ended June 30, 2005 and 2004, respectively, 37% of our net sales for 2004, and approximately 38% of our net sales for 2003. For the three month period ended June 30, 2005, we had one distribution customer that accounted for approximately 20% of our net sales and one OEM customer that accounted for approximately 12% of our net sales. For the six-month period ended June 30, 2005 we had one distribution customer that accounted for 20% of our net sales and one OEM customer that accounted for 12% of our net sales. Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 67% and 65% of our net sales for the six month periods ending June 30, 2005 and 2004, respectively; 66% of our net sales for 2004, approximately 66% of our net sales for 2003 and approximately 56% for 2002 were made to foreign customers, and we expect that international sales will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

We have had a history of losses for each of the years in the five-year period ended December 31, 2004, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We were not profitable in the six-month period ended June 30, 2005. We may not be profitable in the future.

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

We have implemented significant cost cutting measures in the past, including during 2005. These cost cutting efforts have included:

•	restructuring our manufacturing operations, which has included closing and subsequently outsourcing all of our wafer fabrication and assembly operations and consolidating probe and final test operations, as well as certain customer service and accounting functions at our Philippines site;

•	refocusing our strategic priorities;

•	reallocating personnel and responsibilities to better utilize human resources;

•	reducing our workforce; and

•	instituting temporary office and facility shutdowns.

Cost cutting measures may not increase our efficiency or lead to profitability. In the past we have reduced our spending on research and development. Reduction in research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as the sale of the remaining assets of MOD II and our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

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

The long-term effects of potential terrorist attacks on the world economy and our business are unknown, but could be material to our business. Terrorist acts or acts of war, whether in the United States or abroad, also could cause damage or disruption to our business, our suppliers, our freight carriers, or our customers, or could create political or economic instability, any of which could have a material adverse effect on our business

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act or failure to maintain adequate disclosure controls and procedures could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item 9A, Controls and Procedures in our Form 10-K for the year ended December 31, 2004.

In addition, in the course of our ongoing 2005 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified a failure to record and thereby disclose in our 2004 Form 10-K certain grants of options to purchase: (1) 160,000 shares of our common stock at an exercise price of $12.44 and; (2) 45,884 shares of our common stock at an exercise price of $5.20. These grants were issued to our Chief Executive Officer in the second quarter of 2004 as more fully described under Item 4, Controls and Procedures, of our Form 10-Q for the period ended June 30, 2005. A footnote to the beneficial ownership table explaining the beneficial ownership of certain stock options held by our CEO was also incorrect. This reporting deficiency and the above material weaknesses in our internal control over financial reporting disclosed previously in our 2004 Form 10-K, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis. Moreover, we continue to operate at a relatively small accounting staffing level. The loss of accounting personnel, particularly our chief financial officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting. Additionally, we are migrating certain accounting functions from the U.S. to our Philippines operations. Failure to properly hire, train and supervise the work of our accounting staff, including those in the Philippines, could adversely impact our control environment and our internal controls, including internal controls over financial reporting.

Although we believe that we have remediated these weaknesses and deficiencies and our disclosure control failure, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weaknesses have been permanently remediated.

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

Changes in our business conditions could result in impairment of our goodwill.

In accordance with SFAS No. 12 Accounting for Goodwill and Other Intangible Assets the Company must perform at least an annual testing of the Company’s stated value of its net assets including goodwill and other intangible assets in relation to the implied fair market value of the Company. If the Company’s market capitalization or fair market value declines, we may be required to record financial adjustments to the stated values of our goodwill and other intangible assets resulting in a material adverse effect on our financial condition and results of operations.

Our North American distributors could emphasize competing products, and we may lose some of our customers as a result.

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America. Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis. For the six months ended June 30, 2005 and 2004, Future purchased approximately $8.3 million and $9.7 million, respectively, contributing approximately 20% and 18% to our net sales, respectively. Future Electronics distributes products of our competitors that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors, named executive officers and our two largest stockholders, who beneficially own approximately 33% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with five large stockholders, UBS Willow Management, L.L.C., funds managed by Capital Research and Management Company beneficially owned approximately 33% of our outstanding common stock, in the aggregate, as of June 30, 2005. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of June 30, 2005, our cash and cash equivalents of $31.4 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate for the three months ended June 30, 2005 was approximately 2.35%.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. During that evaluation, the Company determined that it had inadvertently omitted disclosure of grants of options to purchase 160,000 and 45,884 shares of common stock at exercise prices of $12.44 and $5.20 per share, respectively, granted to its Chief Executive Officer from the Company’s Form 10-K filed on March 31, 2005 and its Proxy Statement filed April 27, 2005. These options were granted on April 29, 2004 and May 12, 2004 and duly reflected in the Company’s board minutes. A Form 4 with respect to each of these option grants was timely filed as required with the Securities and Exchange Commission on May 3, 2004 and May 14, 2004. The Company has experienced net losses for the periods since the date of these option grants. Accordingly, these options were anti-dilutive and as such, would have been excluded from the determination of the Company’s weighted average shares and net loss per share computations. The impact of these omissions was not material to the Company’s financial condition or results of operations for any of the affected periods. As a consequence of these omissions the Company is amending its Form 10-K to revise the information contained in Item 5, Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuers Purchases of Equity Securities, Item 11, Executive Compensation, and Item 12, Security Ownership of Certain Beneficial Owners and Management. Based upon their evaluation, and as a result of these omissions from the Company’s Proxy Statement and Form 10-K, Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures did not operate effectively as of June 30, 2005 to ensure that information was properly compiled, communicated and analyzed by management of the Company on a timely basis so that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

Changes in Internal Controls

The Company has strengthened its procedures with respect to disclosure of option grants in its Exchange Act filings and the recording of option information generally by improving communications between the employees responsible for the Company’s option ledger and the persons responsible for preparing the Company’s disclosures under the Exchange Act. The Company has also instituted a regular review of the minutes of the meetings of its Compensation Committee in connection with the preparation of the Company’s Exchange Act reports.

Other than those changes discussed in the preceding paragraph, there have not been any additional changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG’s common stock trades on the Nasdaq National Market and purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of June 30, 2005, ZiLOG had repurchased a total of 572,100 shares costing $4.4 million.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 26, 2005, at the Company’s annual meeting of stockholders, the following proposals were approved:

Proposal 1: Election of Directors

* Elected James Thorburn to serve as Group III director until our 2008 annual meeting of stockholders.

13,031,150 votes were cast for the election of James Thorburn (80% of the outstanding shares), and 1,755,869 votes were withheld; Election to, or approval of appointment to, our board of directors requires an affirmative vote of a plurality of the votes present in person or represented by proxy and entitled to vote.

Proposal 2: Ratification of Independent Auditors

* Ratified the selection of KPMG LLP as our independent auditors for our fiscal year ending December 31, 2005.

14,398,024 votes were cast for the foregoing proposal (89% of the outstanding shares), 358,040 votes were cast against the foregoing proposal, and 30,955 shares abstained. Approval of the foregoing proposal required an affirmative vote of a majority of the outstanding shares.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1 (c)	Form of Restricted Stock Purchase Agreement.

4.2 (c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.3 (c)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.4 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

4.5 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

4.6 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15-d14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2005.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2005.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2005.

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(c)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2004.

b) Reports on Form 8-K:

On June 28, 2005:

•	The Registrant appointed Norman G. Sheridan as an Executive Vice President. Dr. Sheridan, 43, will lead the Registrant’s worldwide technology development & manufacturing operations.

•	The Registrant’s Chief Operating Officer, Bruce Diamond, announced his resignation, effective July 8, 2005.

•	The Registrant’s Executive Vice President of Marketing, Ramesh Ramchandani, announced his resignation, effective September 30, 2005 for personal reasons.

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

Date: August 5, 2005