Form 10-Q
period 2005-10-01
ZILOG INC
filed 2005-11-10
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 1, 2005.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒   No ☐

As of November 10, 2005, there were 16,309,770 shares of the Company’s Common Stock, $0.01 par value, outstanding.

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods.  Other factors that may cause or contribute to differences include, but are not limited to:  continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our ability to sell and/or recover the carrying value of our assets held for sale at our Nampa, Idaho facility; ongoing costs to maintain MOD III assets in a saleable state and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility; and costs incurred in connection with the transfer of certain activities to our facility in Manila, Philippines [.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

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

ZiLOG, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 1, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004	2
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2005 andDecember 31, 2004	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 2:	Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$20.5	$22.8	$61.3	$76.7
Cost of sales	12.4	12.4	36.9	39.2
Gross margin	8.1	10.4	24.4	37.5
Operating expenses:
Research and development	5.6	5.2	16.1	15.6
Selling, general and administrative	5.6	7.2	20.2	21.8
Special charges and credits	0.7	(1.9)	2.6	6.3
Amortization of intangible assets	0.5	1.0	1.6	3.1
Total operating expenses	12.4	11.5	40.5	46.8
Operating loss	(4.3)	(1.1)	(16.1)	(9.3)

Other income (expense):
Interest income	0.2	0.1	0.6	0.2
Interest expense	—	(0.1)	—	(0.2)
Other, net	—	—	0.1	(0.1)
Loss before income taxes	(4.1)	(1.1)	(15.4)	(9.4)
Provision (benefit) for income taxes	0.7	0.9	2.1	(0.2)
Net loss	$(4.8)	$(2.0)	$(17.5)	$(9.2)
Basic and diluted net loss per share	$(0.29)	$(0.12)	$(1.07)	$(0.58)
Shares used in computing basic and diluted net loss per share	16.3	16.4	16.3	15.9

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28.0	$37.7
Accounts receivable, less allowance for doubtful accounts of $0.2 at September 30, 2005 and $0.3 at December 31, 2004	8.9	10.0
Inventories	9.2	12.1
Deferred income taxes	2.7	2.7
Prepaid expenses and other current assets	2.9	4.0
Total current assets	51.7	66.5

MOD II Inc. assets held for sale	3.4	3.6
Net property, plant and equipment	6.5	6.1
Goodwill	8.6	8.6
Intangible assets, net	5.7	7.3
Other assets	4.7	6.0
	$80.6	$98.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.0	$12.3
Accrued compensation and employee benefits	2.5	2.6
Other accrued liabilities	4.6	4.0
Deferred income on shipments to distributors	5.7	6.0
Total current liabilities	23.8	24.9

Deferred income taxes	2.7	2.7
Other non-current tax liabilities	6.5	6.6
Total liabilities	33.0	34.2

Stockholders’ equity:
Common stock	0.2	0.2
Additional paid-in capital	122.5	121.9
Deferred stock compensation	(0.1)	(0.7)
Treasury stock	(7.2)	(7.1)
Accumulated deficit	(67.8)	(50.4)
Total stockholders’ equity	47.6	63.9
Total liabilities and stockholders’ equity	$80.6	$98.1

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(17.5)	$(9.2)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of “fresh start” intangible assets	1.6	3.2
Deferred income tax assets and liabilities	—	(10.0)
Depreciation and other amortization	1.8	2.4
Impairment of long-lived assets	—	5.4
Loss on Disposal of Equipment	—	0.1
Stock-based compensation	0.9	1.5
Changes in operating assets and liabilities:
Accounts receivable, net	1.1	4.6
Inventories	3.0	(2.7)
Prepaid expenses and other current and non-current assets	2.4	2.3
Goodwill adjustment	—	7.4
Accounts payable	(1.3)	2.3
Accrued compensation and employee benefits	0.1	(0.2)
Other accrued liabilities, deferred income on shipments to distributors, income taxes and accrued special charges	0.1	(0.7)
Net cash provided (used) by operating activities	(7.8)	6.4

Cash Flows From Investing Activities:
Proceeds from Sale of MOD II Assets	0.1	0.0
Capital expenditures	(2.2)	(4.2)
Cash used by investing activities	(2.1)	(4.2)

Cash Flows From Financing Activities:
Proceeds from public stock offering, net of offering costs	—	24.4
Proceeds from issuance of common stock under stock purchase plans	0.3	0.4
Repayments of short-term debt	—	(5.0)
Payments for treasury stock redemptions	(0.1)	(4.5)
Cash provided by financing activities	0.2	15.3

Increase (decrease) in cash and cash equivalents	(9.7)	17.5
Cash and cash equivalents at beginning of period	37.7	22.0
Cash and cash equivalents at end of period	$28.0	$39.5

Supplemental disclosure of cash flow information:
Interest paid during period	$—	$0.2
Income taxes paid during period	$0.3	$1.5
Supplemental disclosure of non cash transactions:
Director Fees paid in stock	$0.1	$—

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

Historically, ZiLOG’s interim results were based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter.  Starting in the third quarter of 2005, the Company’s interim fiscal calendar was changed such that its fiscal quarters end on the Saturday nearest to the calendar quarter-end.  Accordingly, the Company’s third quarter of 2005 ended on October 1, 2005.  Consequently the third quarter of 2005 was 6 days longer than the second quarter of 2005 and the third quarter of 2004.  The Company’s second quarter ended on June 26, 2005. The Company’s new fiscal calendar was adopted because it results in more consistency in the number of days included in each fiscal quarter.  Previous quarters have not been restated to conform to the new fiscal calendar format because the Company believes that the new fiscal calendar will not materially affect comparability of its financial results between periods.  Generally, the first and second fiscal month of each quarter is four weeks in duration and the third month is five weeks.  ZiLOG’s fourth fiscal quarter of each year always ends on December 31.  For financial reporting purposes, interim fiscal periods are labeled as ending on the calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.  Revenue from product sales to Original Equipment Manufacturers (“OEM”) customers is recognized when evidence of an agreement exists,  customers or their agents receive the product and title transfers, and collection of amounts due is reasonably assured Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

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

Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as “Deferred income on shipments to distributors.”

Assets Held for Sale.  The remaining assets of MOD II, consisting primarily of land and buildings with a carrying value of $3.4 million at September 30, 2005, have been classified as asset held for sale on the Company’s accompanying condensed consolidated balance sheet.

Goodwill and Intangible Assets.  Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.  In the third quarter of 2005, the Company reviewed its goodwill and intangible assets and determined that there was no impairment indicated.

Separable intangible assets that are deemed to have defined lives are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.1	4.4	20.5
Book value at September 30, 2005	$0.9	$4.8	$5.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total to be Amortized
October-December 2005	$0.3	$0.3	$0.6
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2
Total	$0.9	$4.8	$5.7

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net sales and expenses during the reporting period. Significant estimates made in preparing these financial statements include, but are not limited to, excess and obsolete inventories, taxation valuation allowances, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Research and Development Expenses.  The Company’s policy is to record all research and development expenditures with no future alternative use as period expenses when incurred.

Fair Value of Financial Instruments and Concentration of Credit Risk.  The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and current liabilities, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.  As of September 30, 2005, there were three customers with net accounts receivable each comprising 10% or more of total net accounts receivable, ranging between $1.2 million to $1.4 million each.

Stock-based Compensation.  The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25”, issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value method of accounting described below. The Company has adopted only the disclosure requirements of SFAS 123 and 148. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis.  The Company has applied the principles of FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Under this technical bulletin, the fair value method of accounting is used to account for shares issued to employees under the Company’s employee stock purchase plan.  The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions).

The amounts reflected as stock-based compensation expense deductions in the proforma net loss for the three-month and nine-month periods ending September 30, 2004, have been revised from the historically reported amounts.  The revision reflects additional stock option grants to the Company’s Chief Executive Officer previously omitted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(4.8)	$(2.0)	$(17.5)	$(9.2)
Add: stock-based employee Compensation expense included in Reported net loss, net of tax in 2004	0.1	0.2	0.9	0.9

Deduct: total stock-based employee Compensation expense determined Under fair-value-based method for all Awards	(0.4)	(0.6)	(2.2)	(1.9)

Net loss – proforma	$(5.1)	$(2.4)	$(18.8)	$(10.2)

The fair value of options granted in 2005 and 2004 under the 2004 Omnibus Stock Incentive Plans were estimated at the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.5%	3.2%	4.5%	3.2%
Estimated life in years	5	5	5	5
Dividend yield	—	—	—	—
Volatility	49.0%	46.9%	49.0%	46.9%

The fair value of shares purchased under the Employee Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model.  The following assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	3.89%	2.20%	3.89%	1.81% to 2.2%
Estimated life in years	0.5	0.313	0.5	0.313
Dividend yield	—	—	—	—
Volatility	49.0%	46.9%	49.0%	46.9%

The weighted average fair value of options granted and weighted-average exercise price of employee stock purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average fair value of options granted during the period	$2.76	$9.22	$2.67	$11.41
Weighted-average exercise price of employee stock purchase plan issuances during the period	$2.64	$4.82	$3.86	$3.91

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

Recent Accounting Pronouncements.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage.  The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted.  The Company has not yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption.  The Company is currently evaluating the alternatives under SFAS No.123R.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109,”Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).”The AJCA introduces a special 9% tax deduction on qualified production activities.  FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  The Company has not yet determined the impact, if any, of adopting FSP 109-1, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows

In December 2004, the FASB issued FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  FPS109-2 provides accounting and disclosure guidance for the repatriation provision.  Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision.  The Company has not yet determined the impact of adopting FSP 109-2, if any, on its consolidated financial statements and related disclosures.

NOTE 3.        INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials	$0.8	$0.6
Work-in-progress	6.2	8.3
Finished goods	2.2	3.2
	$9.2	$12.1

NOTE 4.        SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges and reorganization items are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Asset impairments:
MOD II assets	$—	$—	$—	$5.4

Restructuring of operations:
Employee severance, termination benefits and transfer costs	0.5	—	1.6	1.9
MOD II period maintenance costs	0.1	2.3	0.7	2.4
MOD III period maintenance costs	0.1	(4.2)	0.3	(3.5)
Professional fees for debt restructuring	—	—	—	0.1
	$0.7	$(1.9)	$2.6	$6.3

During 2005, the Company has continued to consolidate its activities in an effort to streamline operations and align its overall supports costs to current business levels.  Additionally, following the closure of its remaining fab in 2004 and completion of conversion to a fully fabless model, the Company continues to consolidate certain support activities in its Philippines facility in line with the expanding business opportunities in Asia and China.  The total severance and benefits cost of this action are expected to be approximately $1.5 million, of which $1.4 million was recorded as special charges during the nine months ended September 30, 2005, and the remaining amount will be recorded over the required service periods of the employees to be terminated.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at December 31, 2004	$0.3	$0.7	$1.0
Provisions for employee severance and termination benefits	1.5	—	1.5
Cash paid	(1.4)	(0.5)	(1.9)
Balance at September 30, 2005	$0.4	$0.2	$0.6

In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II and MOD III in a saleable state. Future reimbursement for MOD II and MOD III maintenance costs, if any, will be recorded as a credit to special charges in the period such funds are received.

NOTE 5.        GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company’s business is comprised of one operating segment and engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (“OEM”) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral.  The Company’s operations outside the

United States consist of a final test and logistics facility in the Philippines, sales and support centers in Asia and Western Europe and design centers in China and India.  Domestic operations include product design and development, as well as the coordination of production planning, sales, marketing, general and administrative functions.  The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines called micrologic devices and other devices that as aggregated are referred to as the ‘base business’ and exclude foundry services.  The Company effectively exited the foundry services business when it closed it MOD II wafer manufacturing facility in July, 2004.

Sales by Business Line. The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales by business line:
Micrologic Devices (including embedded flash)
8-bit Microcontrollers and Microprocessors	$15.7	$15.7	$45.9	$54.1

Other Devices :
Serial Communications Controllers	$2.9	$3.6	$9.1	$11.7
Modems	0.2	1.0	2.5	2.3
IrDA transceivers	0.3	0.5	0.8	1.7
Television, PC peripheral and other	1.4	1.6	3.0	3.5
Total	$4.8	$6.7	$15.4	$19.2
Base business (excluding foundry)	$20.5	$22.4	$61.3	$73.3
Foundry services:	—	0.4	—	3.4
Total sales	$20.5	$22.8	$61.3	$76.7

The following table summarizes ZiLOG’s net sales by region and by channel (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales by region:
Americas	$8.0	$11.0	$25.7	$37.9
Asia	10.0	8.8	27.8	28.3
Europe	2.5	3.0	7.8	10.5
Total sales	$20.5	$22.8	$61.3	$76.7

Net sales by channel:
OEM	$9.0	$10.6	$28.4	$39.1
Distribution	11.5	12.2	32.9	37.6
Total sales	$20.5	$22.8	$61.3	$76.7

Major customers: During the three and nine month periods ended September 30, 2005, one customer and two customers accounted for greater than 10% of the total net sales, respectively.  During the three-month period ended

September 30, 2005, one customer accounted for approximately 25% of net sales. During the nine-month period ended September 30, 2005, two customers accounted for approximately 22% and 10% of net sales, respectively.

NOTE 6.        SHORT-TERM DEBT

The Company entered into a senior secured financing facility (the “Facility”) with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility.  Borrowings on the Facility were secured primarily against certain North American accounts receivable and bore interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%.  This Facility expired on May 13, 2005.

NOTE 7.        CONTINGENCIES

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing has been scheduled for November 17, 2005.

The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself against these claims it vigorously. The Company may incur substantial expenses in our defense against these claims. In the event of a determination adverse to it, we may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flow.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business.  The Company intends to defend itself vigorously in these other matters.  The Company’s management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard.

From time to time the Company has agreed to indemnify certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of the Company’s products. Currently, there is an indemnification agreement with a customer that limits the Company’s net contingent obligation to pay for the customer’s defense costs, if any, up to a maximum of $500,000

NOTE 8.        INCOME TAXES

During the nine-month period ended September 30, 2005, our income tax provision was $2.1 million, which primarily reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdiction.  We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.  Our income tax benefit for the nine-month period ended September 30, 2004 reflects the estimated annual effective tax rate of 2% at that time based on projections of operations.

 The net tax benefits recorded in the period ended September 30, 2004, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when we recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2004.

A valuation allowance is required to be recorded if in management’s judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset balance to zero.  Deferred tax assets have been recognized only to the extent of deferred tax liabilities

NOTE 9.        NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(4.8)	$(2.0)	$(17.5)	$(9.2)

Weighted-average shares outstanding	16.3	16.5	16.3	16.1
Less: Weighted-average shares subject to repurchase	—	(0.1)	—	(0.2)
Weighted-average shares used in computing basic and diluted net loss per share	16.3	16.4	16.3	15.9
Basic and diluted net loss per share	$(0.29)	$(0.12)	$(1.07)	$(0.58)

For the nine months ended September 30, 2005 and September 30, 2004, options to purchase approximately 2.1 and 1.6 million shares of common stock at a weighted average exercise price of $6.56 and $7.40, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive.  At September 30, 2005 and 2004, there were 16,303,519 and 16,315,575 common shares issued and outstanding, respectively.

NOTE 10.      COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in any of the three-month or nine-month periods ended September 30, 2005 or September 30, 2004.

NOTE 11.      STOCK AND STOCK REPURCHASES

2003 Stock Repurchase Program: On April 17, 2003, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock.  As of September 30, 2005, 405,164 shares had been repurchased at a cost of $2.1 million.

2004 Stock Repurchase Program: On July 29, 2004 the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock.  As of September 30, 2005, 572,100 shares costing $4.4 million had been repurchased.

During the nine-month period ended September 30, 2005, 12,389 shares with a fair market value of approximately $0.1 million, were received from a former employee in payment of an existing employee loan.  During the three-month period ended, September 30, 2005, no shares were purchased under either plan.

NOTE 12.      SALES OF MOD III AND MOD II ASSETS

Sale of MOD III Equipment

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics (STM) for an aggregate amount of $26.0 million.  The sale closed and was funded on July 16, 2004. MOD III paid dividends on and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after reimbursements totaling approximately $4.9 million were paid to the Company and transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs were paid.  Reimbursements to ZiLOG are to pay certain costs of maintaining MODIII in a saleable condition on MOD III’s behalf.  Such reimbursement to ZiLOG was recognized in the third quarter of 2004 as a credit to special charges.

Sale of MOD II Equipment

In the fourth quarter of 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STM for an aggregate cash consideration of $5.9 million net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales.  The remaining assets of MOD II primarily consists of land and buildings which a carrying value of $3.4 million which have been classified as assets held for sale on the Company’s balance sheet.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this quarterly report.

Overview

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004.  This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company’s 2004 annual report on Form 10-K. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States or GAAP. We also disclose and discuss Earnings Before Interest, Taxes, Depreciation, Asset Impairments and Amortization (“EBITDA”) as a measure of liquidity in our filings with the Securities and Exchange Commission. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity.  However, we recommend that investors carefully review the GAAP financial information included as part of this report and read the associated reconciliation..

Historically, our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Sunday of each calendar quarter.  The second quarter ended on June 26, 2005.  Starting in the third quarter of 2005, our interim fiscal calendar was changed such that fiscal quarters will now end on the Saturday nearest to the calendar quarter-end.  Accordingly, our fiscal third quarter of 2005 ended on October 1, 2005 and was 6 days longer than the same quarter in the prior year. This new fiscal calendar was adopted as it results in more consistency and comparability in the number of days included within each fiscal quarter.  Our previous quarters have not been restated to conform to the new fiscal calendar format because we believe that the new fiscal calendar will not materially affect comparability of our financial results between periods for the three and nine months ended September 30, 2005.  Generally, the first and second fiscal months of each quarter are four weeks in duration and the third month is five weeks.  Our fourth fiscal quarter of each year always ends on December 31.  For financial reporting purposes, interim fiscal periods are labeled as ending on the calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

Our net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to the end customers. At the time that we recognize distributor sales as revenue, we record a reserve for estimated price adjustments that the distributors will reclaim from us on the merchandise they have resold to end users. These reserves are recorded as a reduction to our net sales and a reduction to our accounts receivable.  To estimate this distributor price adjustment reserve, we analyze our historical price adjustment payments and pending price adjustments that have been authorized by us but have not yet been claimed by our distributors. Because our distributor allowance reserve is based upon our judgments and estimates, such reserves may not be adequate to cover actual distributor price allowances. If our reserves are not adequate, our net sales and accounts receivable could be adversely affected.

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

Estimating write-downs of excess and obsolete inventories.  Each inventory component is assessed for excess or obsolescence by using an algorithm that we established.  This algorithm is based on historical trends, demand forecasts and inventory age.  We review the result of this algorithm and generally record inventory reserves on work-in-process inventories more than one year old and finished goods inventories in excess of historical demand requirements.  In addition, we analyze historical and expected selling prices of our products compared to their historical cost and record reserves as considered appropriate.  Write-downs of inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales.  Consistent with the Company’s policies and procedures, management may adjust the reserves computed by the algorithm to reflect specific facts and circumstances such as transitional inventory requirements when production moves from one location or supplier to another.  If actual market conditions, selling prices or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

Asset impairments.  We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable Factors we consider important which could trigger an impairment review include the following:

•                  significant changes in the manner of our use of the acquired assets;

•                  decrease in our market value below our stockholders’ equity book value;

•                  significant changes in the strategy for our overall business; and

•                  significant negative sales, industry or economic trends.

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

The intangible assets created by the adoption of fresh-start accounting on our emergence from our capital restructuring in May 2002 consist of existing technology, brand name as well as excess enterprise value, or goodwill.  The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to estimated discounted cash flows from such assets.  We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life.  Additionally, although goodwill is not amortized, it is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value.  The Company performs its annual impairment test for goodwill in the third quarter of each year, unless the existence of triggering events indicates that an earlier review should be performed.  As of September 30, 2005, there was no indication of impairment of the Company’s intangible assets carrying value.

Following the April 2004 announcement of the closure of our MOD II facility, we recorded asset impairment charges to reflect the excess of book value over the current estimated fair value of our MOD II fixed assets as prescribed under SFAS No. 144.   The estimates we used to determine fair value of MOD II land and buildings were based upon an independent appraisal and the fair value of MOD II equipment was determined based upon offers to purchase these assets that had been received from independent third parties.  There can be no assurance that the ultimate value that we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair value.  As of September 30, 2004, the carrying value of MOD II assets held for sale was $7.8 million, of which $4.2 million was subsequently sold to STM (see Note 12).  The carrying value of MOD II assets held for sale at September 30, 2005 was $3.4 million. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

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

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales by region:
Americas	$8.0	$11.0	$25.7	$37.9
Asia	10.0	8.8	27.8	28.3
Europe	2.5	3.0	7.8	10.5
Total	$20.5	$22.8	$61.3	$76.7

Net sales by channel:
OEM	$9.0	$10.6	$28.4	$39.1
Distribution	11.5	12.2	32.9	37.6
Total	$20.5	$22.8	$61.3	$76.7

Net sales by business line:
Micrologic Devices (including embedded flash):
8-bit Microcontrollers and Microprocessors	$15.7	$15.7	$45.9	$54.1

Other devices:
Serial Communications Controllers	$2.9	$3.6	$9.1	$11.7
Modems	0.2	1.0	2.5	2.3
IrDA transceivers	0.3	0.5	0.8	1.7
Television, PC peripherals and other	1.4	1.6	3.0	3.5
Total	$4.8	$6.7	$15.4	$19.2
Base business (excluding foundry)	$20.5	$22.4	$61.3	$73.3
Foundry services	0.0	0.4	0.0	3.4
Net sales	$20.5	$22.8	$61.3	$76.7

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of September 30, and for the three-month periods then ended
	2005	2004
Days sales outstanding	42	34
Net sales to inventory ratio (annualized)	8.9	7.4
Weeks of inventory at distributors	10	10
Current ratio	2.2	2.7

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Day’s sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is calculated as our ending net accounts receivable divided by our average daily net sales during the period and it is influenced largely by the timing and mix of our customer billings and collections. At September 30, 2005, our DSO was 42 days which is 8 days more than our 2004 levels.  Overall, our DSO has trended in the range of 40 to 55 days and is impacted by billings patterns and associated collections and when these occur either early or late in a particular quarter.  The increase in DSO during the current year compared to the third quarter of 2004 reflects lower sales levels in 2005 and more shipments late in the third quarter of 2005 versus the same period of 2004 and for certain OEM customers, shorter payment cycles in the prior year.  Because our DSO is primarily influenced by payment cycles from our OEM customers, increases in our DSO do not generally correlate to increased credit risk.  In addition, our bad debts have historically been minimal.Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turnover ratio. Our net sales to inventory ratio improved in quarter of 2005 compared to the same period in 2004 due to our reduction of inventory levels.  The decline in inventories in September 2005 compared September 2004 reflects the fact that in 2004 we built additional inventory in our MOD II facility prior to its closure in July 2004 in order to minimize risks of supply of products to our customers following the MOD II closure.  The majority of these products are now being manufactured in X-FAB’s six-inch wafer manufacturing facility in Lubbock, Texas and we typically schedule production at X-FAB to correlate with current customer backlog or historical shipment patterns.

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

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items.  Our current ratio declined as of September 30, 2005 compared to September 30, 2004 primarily due to the reduction in our cash and cash equivalents used to fund our operations, cost associated with consolidation of business activities and capital used in our test operations as we expand test capacity for the embedded products growth.

Three and Nine-Month Periods Ended September 30, 2005 and 2004

Net Sales.  Overall, our net sales of $20.5 million for the three-months ended September 30, 2005, represents a decrease of 10% from net sales of $22.8 million of net sales during the same period of 2004.  For the nine months ended September 30, 2005, net sales were $61.3 million, which were down 20% compared to net sales of $76.7 million during the same period of 2004.

Net sales of our micrologic devices were consistent at $15.7 million for each of the three month-periods ended September 30, 2005 and 2004.  For the nine months ended September 30, 2005, net sales of our micrologic devices were $45.9 million, reflecting a 15% decline from $54.1 million of micrologic net sales during the same period of 2004

The decrease in micrologic sales during the nine-month period of 2005 compared to 2004, reflects declines in unit sales of our legacy Z8 and Z80 microcontroller products as these products covert to embedded flash designs. Sales declined in our Infra-red remote control products caused by some seasonality in our OEM customer business.  These decreases in micrologic net sales were partially offset by a $0.9million and $2.1 million increase in flash-based micrologic sales for the three-month and nine-month period ended September 30, 2005 and 2004, respectively.  Overall, we anticipate that market demand and net sales for our general purpose microcontrollers will decline over time as a result of customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology and the need for further integration of peripheral functions and capabilities.  Since November 2002, we have released our new Z8 Encore!, eZ80 Acclaim! and Z8 Encore! XP products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets.  Orders for our embedded flash microcontroller products totaled $2.2 million for the three months ended September 30, 2005, as our design wins with customers move to production and therefore need our products.

Net sales of our other devices, which excludes Foundry sales, for the three months ended September 30, 2005 decreased 28% to $4.8 million, which is down from $6.7 million in the same period of 2004.  For the nine months ended September 30, 2005, net sales of our other devices were $15.4 million or 20% below net sales of $19.2 million during the same period of 2004.  The decrease in other devices net sales during the three-month period and nine-month period of 2005 compared to the same period of 2004 primarily reflects lower unit shipments of most major product types.  These product categories do not have next generation product roadmaps and are not a focus of our research and development activities.

Net sales of Foundry Services, for the three-month and nine-month periods ended September 30, 2004 were $0.4 million and $3.4 million, respectively, compared to no Foundry sales in the current year.  We are not anticipating any further foundry business since we closed our MOD II wafer fabrication facility in July 2004.

Gross Profit and Margin.  Our cost of sales primarily represents purchased manufacturing services relating to wafer fabrication and package assembly operations, as well as captive product testing, production planning, and manufacturing support costs.  Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity and efficiency, product mix, equipment utilization and depreciation. Gross profit as a percent of net sales (“gross margin”) was 40% for the three months ended September 30, 2005, down from 46% in the same period of 2004.  For the nine-month period ended September 30, 2005, our gross margin was 40% compared to 49% in the same period of 2004.  The decline in overall gross margin for both the three and nine month periods ended September 30, 2005 compared to the same periods of 2004 reflects the effect of lower sales and production volume which resulted in lower absorption of manufacturing costs in our test and manufacturing support operations.  In addition, our gross margin in 2005 has been adversely affected by an increasing proportion of flash-based microcontroller products which currently generate lower gross margin than our more mature product offerings. In addition, during the nine months ended September 30, 2004, we incurred one-time charges totaling $0.6 million relating to closure expenses for our MOD II wafer facility incremental royalty revenue of $0.7 million resulting from a royalty audit. The majority of products that we manufactured in our five-inch wafer fab during the nine-months ended September 30, 2004 have been transferred to X-FAB’s six-inch facility in Lubbock, Texas.  We will continue to purchase our 0.35 micron wafers from outside foundries primarily in Taiwan, including wafers for our infra-red remote controls and new embedded flash based Z8 Encore! and eZ80 Acclaim! products.

Research and Development Expenses.  Research and development expenses were $5.6 million in the three months ended September 30, 2005, reflecting a 8% increase from the $5.2 million of research and development expenses reported in the three months ended September 30, 2004.  On a year-to-date basis, research and development expenses increased 3% to $16.1 million compared to $15.6 million for 2004.  Our research and development spending in 2005 reflects continued investments in new products, including our latest family of Flash-based Microcontrollers, the Z8Encore!XP™.  During the third quarter of 2005 we incurred incremental engineering costs related to certain new products in our Encore! Product family as well as new products focused on our target markets.  We are also investing in product development to add additional peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the Infra red remote control market segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses declined 22% to $5.6 million for the three months ended September 30, 2005 as compared to $7.2 million in the three months ended September 30, 2004. Selling, general and administrative expenses declined by $1.6 million, or 7%, to $20.2 million for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The decrease in our selling, general and administrative spending for both the three-month and nine-month periods of 2005, compared to 2004 primarily reflects lower incentive compensation and commissions commensurate with our lower sales levels and lower payroll due to reduced headcount in our sales, marketing and administrative support functions.  We expect that costs associated with the Microchip lawsuit will partially offset these reductions in the short term.

Special Charges.  Special charges for each period indicated were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Asset impairments:
MOD II assets	$—	$—	$—	$5.4

Restructuring of operations:
Employee severance and termination benefits and transfer costs	0.5	—	1.6	1.9
MOD II period maintenance and closure costs	0.1	2.3	0.7	2.4
MOD III period maintenance costs	0.1	0.6	0.3	1.3
MOD III period maintenance cost reimbursement	—	(4.8)	—	(4.8)
Professional fees for debt restructuring	—	—	—	0.1
	$0.7	$(1.9)	$2.6	$6.3

During the second quarter of 2005, the Company initiated a plan of action to reduce its overall support costs to levels more commensurate with revenues.  These actions will result in the termination of approximately 40 employees. Certain of these activities have been or will be transferred from the Company’s San Jose, California and Meridian, Idaho facilities to its facility in Manila, Philippines.  The total severance and benefits cost of this action is expected to be approximately $1.5 million, of which $1.4 million has been recorded as special charges during the nine months ended September 30, 2005, and the remaining amount will be recorded over the required service periods of the employees to be terminated. In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II and MOD III in a saleable state.

During the third quarter of 2004, the Company received reimbursement of accumulated expenses for sustaining MOD III in the amount of $4.8 million related to the sale of MOD III assets as noted in the preceding table of special charges.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at December 31, 2004	$0.3	$0.7	$1.0
Provisions for employee severance and termination benefits	1.5	—	1.5
Cash paid	(1.4)	(0.5)	(1.9)
Balance at September 30, 2005	$0.4	$0.2	$0.6

Three and Nine Months Ended September 30, 2005. Restructuring of operations during the three-month period and nine-month periods ended September 30, 2005, included severance and termination benefits of approximately $0.5 million and $1.5 million, respectively, related to a reduction-in-force and support activity consolidation during the second quarter of 2005, and $0.1 million and $0.7 million, respectively, to maintain MOD II, and $0.1 million and $0.3 million respectively to maintain MOD III.

Three and Nine Months Ended September 30, 2004. Restructuring of operations during the nine-month period ended September 30, 2004, included severance and termination benefits of approximately $1.9 million primarily related to the Company’s reduction-in-force due to the closure of its MOD II five-inch wafer fabrication facility in Nampa, Idaho on July 11, 2004,  and $5.4 million of asset impairments, primarily related to the write-down of MOD II assets to fair value during the period. During the three-month and nine-month period ended September 30, 2004, other special charges included $2.3 million and $2.4 million, respectively, related to the closure and maintenance of MOD II, $0.6 million and $1.3 million, respectively to maintain MOD III, and the reimbursement of $4.8 million of accumulated maintenance expenses of MOD III. Post-closure maintenance costs of the MOD III eight-inch and MOD II five-inch wafer fabrication facilities consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties and are expensed to special charges as incurred. Recoupment of these charges from the sale of assets is recorded as a credit to special charges when funds are received. Completion of the migration of the MOD II production to outside foundries, has finalized our strategy of becoming fully fabless and our legacy products are primarily sourced from X-FAB and our newer products are sourced from foundries in Taiwan.

Stock-Based Compensation.  Our stock-based compensation represents primarily amortization of deferred compensation associated with stock options and restricted stock awarded to employees and contractors at prices below fair value. During the three-month periods ended September 30, 2005 and 2004, we recognized $0.1 million and $0.4 million and of stock-based compensation, respectively.  And during the nine-month periods ended September 30, 2005 and 2004, we recognized $0.9 million and $1.5 million of stock-based compensation, respectively.  These charges were recorded to reflect the intrinsic value of awards of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses.  During the second quarter of 2004, we canceled a restricted stock award to our CEO and replaced it with stock options that resulted in a non-cash compensation charge of approximately $0.2 million.  Our right to repurchase shares of restricted stock for $0.01 per share generally lapsed 25% on the award date and 25% on each of the first three anniversaries following the award date.  Compensation expense for employee stock awards was measured on the award date and was recognized ratably over the three years vesting period as these restrictions lapsed.  All restricted shares became fully vested in May 2005.

Goodwill and Intangible Assets.  Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.  Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives (but with no maximum life).  In connection with the Company’s fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives.  These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh- start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.1	4.4	20.5
Book value at September 30, 2005	$0.9	$4.8	$5.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
October-December 2005	$0.3	$0.3	$0.6
2006	0.4	1.0	1.4
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	—	0.7	0.7
Thereafter	—	1.2	1.2
Total	$0.9	$4.8	$5.7

Interest Income/Expense.  Interest income relates to interest earned on our cash and cash equivalents.  Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the nine-months ended September 30, 2005 was $0.6 million as compared to $0.2 million for the nine-months ended September 30, 2004.  The higher interest income reflects interest earned on cash raised by the Company in its March 19, 2004 offering of common stock. There was no interest expense in 2005 as outstanding debt was extinguished in 2004.

Income Taxes.   During the nine-month period ended September 30, 2005, our income tax provision was $2.1 million, which primarily reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdiction.  We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.  Our income tax benefit for the nine-month period ended September 30, 2004 reflects the estimated annual effective tax rate of 2% at that time based on projections of operations.

The net tax benefits recorded in the period ended September 30, 2004, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when we recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2004.

A valuation allowance is required to be recorded if in management’s judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset balance to zero.  Deferred tax assets have been recognized only to the extent of deferred tax liabilities.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $28.0 million, compared to $37.7 million at December 31, 2004.  Cash used by operating activities was $7.8 million for the nine months ended September 30, 2005, compared to $6.4 million of cash provided by operating activities in the nine months ended September 30, 2004.

During the nine-month period ended September 30, 2005, cash used by operating activities of $7.8 million primarily reflects our $17.5 million net loss, offset partially by: (i) non-cash charges for depreciation and amortization, including amortization of fresh start intangible assets of $1.6 million; (ii) cash provided for operations from reductions in accounts receivable, inventories and prepaid expenses and other current and non-current assets of $1.1 million, $3.0 million and $2.4 million, respectively; and (iii) the effect of net changes in all other operating assets and liabilities netted to a $0.2 million increase in operating cash flow.

During the nine-month period ended September 30, 2004, cash provided by operating activities of $6.4 million primarily reflects cash flows from decreases in accounts receivable and prepaid expense and other current and non-current assets of $4.6 million and $2.3 million, respectively, goodwill adjustment of $7.4 million, as well as cash flows provided from an increase in current liabilities of $1.4 million offset by our net loss of $9.2 million.  Cash provided by operations was increased by non-cash charges totaling $2.6 million, including: a decrease of deferred income tax assets and liabilities of $10.0 million; an increase of $3.2 million for amortization of fresh-start intangible assets; $2.4 million of depreciation and amortization; a charge for impairment of long-lived assets of $5.4 million; and loss on asset disposal of $0.1 million; and stock-based compensation expense of $1.5 million.

Cash used by investing activities was $2.1 million and $4.2 million in the nine-month periods ended September 30, 2005 and 2004, respectively. Cash used for investing activities in both of these periods primarily reflects capital expenditures for building improvements, software and equipment.  For the nine months ended September 30, 2005, capital expenditures related primarily to purchase and implementation of internal-use software and new semiconductor test equipment.  For the nine-month period ended September 30, 2004, capital expenditures were primarily related to CAD tools, facilities and equipment relating to our research and development activities, including our new design centers in Shanghai and Idaho.  During the 2005 period there were also $0.1 million of cash receipts from sales of various MOD II assets.

Cash provided by financing activities was $0.2 million for the nine-months ended September 30, 2005 and consisted of proceeds for issuances of stock to employees under our employee stock purchase plan offset by $0.1 million for the repurchase of restricted common stock from a former employee.

Cash provided by financing activities for the nine-month period ended September 30, 2004 of $15.3 million primarily reflects the net proceeds of $24.4 million from the Company’s public offering of 2.3 million shares of common stock at a price of $12.50 per share, net of offering expenses.  The stock offering proceeds were offset by repayments of $5.0 million of borrowings under our revolving line of credit, $4.5 million of stock repurchased primarily under the stock repurchase program approved by our Board of Directors on July 29, 2004. Additionally, net proceeds from issuance of common stock under employee stock purchase plans were $0.4 million.

On July 29, 2004, we announced that our board of directors has authorized a stock repurchase program pursuant to which we may repurchase up to $5.0 million in market value of our outstanding shares of common stock.  Purchases under the program may be made, from time-to-time, in the open market, through block trades or otherwise.  Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  Purchases of common stock under this program, if any, may impact our cash used by financing activities in future periods. As of September 30, 2005, we repurchased a total of 572,100 shares costing $4.4 million.

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

•                  Lease termination costs;

•                  Termination and exit charges, and

•                  MOD III and MOD II closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reconciliation of net loss to EBITDA:
Net loss	$(4.8)	$(2.0)	$(17.5)	$(9.2)
Depreciation and amortization	1.1	1.7	3.4	5.6
Interest expense, net	(0.2)	—	(0.6)	—
Income tax expense (benefit)	0.7	0.9	2.1	(0.2)
EBITDA	$(3.2)	$0.6	$(12.6)	$(3.8)

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(3.2)	$0.6	$(12.6)	$(3.8)

Interest expense, net	0.2	—	0.6	—
Benefit (provision) for income taxes	(0.7)	(0.9)	(2.1)	0.2
Deferred income tax assets and liabilities	—	(6.8)	—	(10.0)
Asset impairments	—	—	—	5.4
Loss on asset disposal	—	—	—	0.1
Stock-based compensation	0.1	0.4	0.9	1.5
Changes in operating assets and liabilities	(1.7)	17.1	5.4	13.0
Net cash provided (used) by operating activities	$(2.3)	$10.4	$(7.8)	$6.4

Our cash needs for 2005 primarily include funding operating losses, working capital, special charges and capital expenditures.  In April 2004, we announced the closure of our MOD II wafer fabrication facility which resulted in the elimination of approximately 150 positions.  In May 2005, we commenced a consolidation of our support activities.  We anticipate the remaining cash costs of this action will be approximately $0.4 million of stay-on entitlements, severance benefits and other cash costs to be paid primarily during the fourth quarters of 2005.  We currently anticipate that available cash will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2005 capital expenditures will total approximately $3.5 to $4.0 million, primarily for new semiconductor test equipment, building improvements and internal use software.  Decisions related to cash requirements for investing activities are influenced by our expected cash provided by or used in operations, our existing cash reserves and the investment needs of the business as we continue to expand our development activities.

Contractual Obligations.  We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in 2005 through 2009. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, was approximately $2.7 million, $1.7 million and $1.2 million for the year ended December 31, 2003, the eight-month period ended December 31, 2002 and the four-month period ended April 30, 2002. We did not have any capital leases as of December 31, 2003 or 2002.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. We have not entered into any material new vendor supply agreements or lease commitments or indemnifications during 2005.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods included in these financial statements.

Seasonality

Sales typically increase in the second quarter and peak in the third quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets.  Our revenues are generally lower in the first and fourth quarters compared to the rest of the year.  We believe that this historical seasonal trend could be impacted in the current year by general economic conditions and reduction in sales of our other product portfolios. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS 151 is an amendment to ARB 43, Chapter 4, “Inventory Pricing”. SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage.  The provisions of SFAS 151 become effective on a prospective basis for fiscal years beginning after June 15, 2005 with early application permitted.  The Company has not yet determined the impact, if any, of adopting SFAS 151, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption.  The Company is currently evaluating the alternatives under SFAS No.123R.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109,”Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the

American Jobs Creation Act of 2004 (“AJCA”).”The AJCA introduces a special 9% tax deduction on qualified production activities.  FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  The Company has not yet determined the impact, if any, of adopting FSP 109-1, but it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows

In December 2004, the FASB issued FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  FPS109-2 provides accounting and disclosure guidance for the repatriation provision.  Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision.  The Company has not yet determined the impact of adopting FSP 109-2, if any, on its consolidated financial statements and related disclosures.

RISK FACTORS

Risks Related to Our Business and Industry

The following risk factors should be considered carefully in addition to the other information in the Form 10-Q.  The risks described below are the ones we deem to be material to our business, but are not the only ones we face.  Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of these risks actually occurs, our business could be harmed materially.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales and gross margins.

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the year ended December 31, 2004, $103.6 million in 2003.  In addition, our net sales in the third quarter of 2005 were $20.5 million, compared to net sales of $22.8 million in the third quarter of 2004. We anticipate that sales of our legacy products wil continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products.  In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new products now represent approximately 10% of our net sales and we currently expect the contribution of these products to continue to grow.  If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.  In addition, as we introduce new products, including our flash and IR products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our flash products to be as strong as those on our legacy products for the foreseeable future. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

•                  yield or quality issues with the supplier which could result in us being unable to supply product to customers or providing product that doe not meet their quality or performance standards;

•                  vulnerability to third-party foundries’ financial, operations or production difficulties; and

•                  the time and cost associated with switching or sourcing alternate foundries.

If we are unable to prevail in a patent litigation lawsuit we may incur substantial monetary liability and may be required to change our business practices.

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing has been scheduled for November 17th, 2005.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flow.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business.  The Company intends to defend itself vigorously in these other matters.  The Company’s management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard

We depend on third-party assemblers throughout Asia, including Indonesia, Thailand and the Philippines, and the failure of these third parties to continue to provide services to us on sufficiently favorable terms could harm our business.

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

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Freescale, National Semiconductor, Renasas, ST Microelectronics and Texas Instruments, among others. Some of our principal products such as the Z80 microprocessor are licensed by our competitors, or are in the public domain, and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the fourth quarter of 2000 we experienced a three-year downturn in our business cycle and are currently experiencing another downturn. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future.  Similar economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

Average selling prices in the semiconductor industry typically decline over time, which directly affects our revenue and margins.

Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on discount pricing strategies. We have in the past and may in the future be required to reduce selling prices in response to competition. From time to time technology and manufacturing changes have the impact of lower average selling prices, such as the conversion of hardware to software modems and packaged to die only sales.  If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results could be impaired.  In addition, if the price at which we can sell products in our inventory declines below the cost of such products we may be required to write down the value of such inventory.

A significant amount of our revenues comes from relatively few of our customers and distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

We depend on relatively few distributors for a substantial portion of our sales.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 57% of our net sales for the third quarter 2005, 54% of our net sales for the nine-month period ended September 30, 2005, 50% of our net sales for 2004 and approximately 47% of our net sales for 2003. In addition, our five largest distributors accounted for approximately 45% of our net sales for the third quarter of 2005, 43% of our net sales for the nine-month period ended September 30, 2005 and 41% of net sales for 2004. One distribution customer accounted for approximately 22% of our net sales for 2005, and 21% in 2004 and was our number one customer for both 2005 and 2004. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers.  Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 31% and 35% of our net sales for the three month and nine month periods ending September 30, 2005, respectively, 37% of our net sales for 2004, and approximately 38% of our net sales for 2003.  For the three month period ended September 30, 2005, we had one distribution customer that accounted for approximately 25% of our net sales and OEM customer that accounted for approximately 7% of our net sales.  For the nine month period ended September 30, 2005 we had one distribution customer that accounted for 22% of our net sales and one OEM customer that accounted for 10% of our net sales.  Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict.  Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 58% of our net sales for the nine-month period ended September 30, 2005, approximately 48% of our net sales for 2004, and approximately 42% of our net sales for 2003, calculated consistent with revenue recognition of distribution revenue on a deferred (re-sale) basis were made to foreign countries. These sales to foreign customers will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

The risks inherent in our international operations have been increased by the threat of terrorist attacks.  These attacks, coupled with an international military response, have created an uncertain economic environment, and we cannot predict the impact of these political threats or any related military action, on our customers or our business.

We have had a history of losses, and we may not be profitable in the future.

We have had a history of losses for each of the years in the five-year period ended December 31, 2004, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We were not profitable in the nine-month period ended September 30, 2005. We may not be profitable in the future.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our bankruptcy filing could impair our ability to recruit and retain employees.  We do not have employment contracts with any of our executive officers other than Mr. Grace and Mr. Sheridan. If we are unable to retain our executive officers, including Mr. Thorburn as our Chief Executive Officer, our business may be harmed.

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

In addition to the Microchip lawsuit described elsewhere, from time to time we have received, and may in the future receive, communications from other third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the other third party and/or requires a license thereto. With respect to those other third party communications that are currently pending, we believe, after having consulted with counsel, that either (i) we have meritorious defenses, (ii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iii) we can modify our products to avoid such rights, but if this is not the case, we may be sued and assessed damages for past infringement. Indeed, licenses may not be available on commercially reasonable terms, or at all. In addition, we have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our devices.

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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002, and approximately $0.7 million for 2003 and approximately $0.1 million for 2004. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

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

Cost cutting measures may not increase our efficiency or lead to profitability.  In the past we have reduced our spending on research and development.  Reducing research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as the sales of the remaining assets of MOD II and our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Secion 404 of the Sarbanes-Oxley Act or failure to maintain adequate disclosure controls and procedures could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting.  In the course of our assessment of the effectiveness of our internal control financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item 9A, Controls and Procedures in our Form 10-K for the year ended December 31, 2004.

In addition, in the course of our ongoing 2005 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified a failure to record and thereby disclose in our 2004 Form 10-K certain grants of options to purchase: (1) 160,000 shares of our common stock at an exercise price of $12.44 and; (2) 45,884 shares of our common stock at an exercise price of $5.20.  These grants were issued to our Chief Executive Officer in the second quarter of 2004 as more fully described under Item 4, Controls and Procedures, of our Form 10-Q for the period ended June 30, 2005.  A footnote to the beneficial ownership table explaining the beneficial ownership of certain stock options held by our CEO was also incorrect.  This reporting deficiency and the above material weaknesses in our internal control over financial reporting disclosed previously in our 2004 Form 10-K, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.  Moreover, we continue to operate with a relatively small accounting staffing level.  The loss of accounting personnel, particularly our chief financial officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.  Additionally, we are migrating certain accounting functions from the U.S. to our Philippines operations.  Failure to properly hire, train and supervise the work of our accounting staff, including those in the Philippines, could adversely impact our control environment and our internal controls, including internal controls over financial reporting.

Although we believe that we have remediated these weaknesses and deficiencies and our disclosure control failure, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified.  In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weaknesses have been remediated.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance practices.  The Act also requires the SEC to promulgate new rules on a variety of subjects.  These new rules and regulations have increased our legal and financial compliance costs, and made some activities more difficult, time consuming and/or more costly.  We also expect that these new rules and regulations may make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Changes in accounting principles generally accepted in the United States may adversely affect our reported financial results or otherwise harm our business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude some expense of stock options from our financial statements, effective fiscal year 2006, the Company will be required to include the expenses of these options and the 15% discount employees receive on purchase under the employee stock purchase plan in the income statement in accordance with FAS 123R.   Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages.  Because we will soon be required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants on our employee stock option program may negatively impact our ability to attract and retain qualified employees.  The impact may adversely effect our reported financial results.

Changes in our business conditions could result in impairment of our goodwill.

In accordance with SFAS No.142 Accounting for Goodwill and Other Intangible Assets the Company must perform at least an annual testing of the Company’s stated value of its net assets including goodwill and other intangible assets in relation to the implied fair market value of the Company.  If the Company’s market capitalization or fair market value declines, we may be required to record financial adjustments to the stated values of our goodwill and other intangible assets resulting in a material adverse effect on our financial condition and results of operations.

Our North American distributor could emphasize competing products, and we may lose some of our customers as a result.

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America.  Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis.  For the nine months ended September 30, 2005 and 2004, Future purchased approximately $13 million and $15 million, respectively, contributing approximately 22% and 20% to our net sales, respectively.  Future Electronics distributes products of our competition that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors and named executive officers, together with five large stockholders, UBS Willow Management, L.L.C., funds managed by Capital Research and Management Company beneficially owned approximately 33% of our outstanding common stock, in the aggregate, as of September 30, 2005.  As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio.  We do not use derivative financial investments in our investment portfolio.  Our primary investment objectives are to preserve capital and maintain liquidity.  These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company.  Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments.  As of September 30, 2005, our cash and cash equivalents of $28.0 million were invested in bank time deposits and money market funds.  We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.  The annualized average fixed interest rate for the three months ended September 30, 2005 was approximately 2.35%.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of October 1, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation,  Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures operated effectively as of October 1, 2005 to ensure that information was properly compiled, communicated and analyzed by management of the Company on a timely basis so that quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing has been scheduled for November 17th, 2005.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flow.

The Company is participating in other litigation and responding to claims arising in the ordinary course of business.  The Company intends to defend itself vigorously in these other matters.  The Company’s management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard

We are participating in other litigation and responding to other claims arising in the ordinary course of business.  We intend to defend ourselves vigorously in these matters.  Our management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG’s common stock trades on the NASDAQ National Market and purchases under the program are made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of September 30, 2005, Zilog had repurchased a total of 572,100 shares costing $4.4 million.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

a)     Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description

2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1 (c)	Form of Restricted Stock Purchase Agreement.

4.2 (c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.3 (c)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.4 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

4.5 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

4.6 (d)	Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2005.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2005.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2005.

a)                                      Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.

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

Date:  November 10, 2005