Form 10-QT
period 2005-03-31
ZILOG INC
filed 2006-02-07
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the three month transition period from January 1, 2005 to March 31,2005.

Commission File Number:  001-13748

ZiLOG, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3092996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes  ☒   No  ☐

As of December 31, 2005 there were 16,557,684 shares of the Company’s Common Stock, $0.01 par value outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Transition Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods.  Other factors that may cause or contribute to differences include, but are not limited to:  continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our ability to sell and/or recover the carrying value of our assets held for sale at our Nampa, Idaho facility; ongoing costs to maintain MOD III assets in a saleable state and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility; and costs incurred in connection with the transfer of certain activities to our facility in Manila, Philippines. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. These statements include estimates of our stock based compensation expense, the success of our lower geometry fab processes, estimates of market growth, capital expenditures, the adequacy of available cash, the cost or outcome of any litigation pending or threatened, the cost of compliance with environmental laws and estimates of the fair value of the land and building associated with MOD II. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

Although we believe that the expectations in the forward-looking statements contained in this Transition Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, and performance achievements. These forward-looking statements are based on our current expectations, and we disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ unless otherwise required by law. You should not place undue reliance on these forward-looking statements.

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

ZiLOG, INC.

TRANSITION REPORT ON FORM 10-Q FOR THE THREE MONTH PERIOD ENDED March 31, 2005

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

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33.6	$37.7
Accounts receivable, less allowance for doubtful accounts of $0.2 at March 31, 2005 and $0.3 at December 31, 2004	12.5	10.0
Inventories	10.6	12.1
Deferred income taxes	2.7	2.7
Prepaid expenses and other current assets	2.8	4.0
Total current assets	62.2	66.5

MOD II assets held for sale	3.4	3.6
Net property, plant and equipment	5.9	6.1
Goodwill	8.6	8.6
Intangible assets, net	6.7	7.3
Other assets	5.6	6.0
	$92.4	$98.1

LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.5	$12.3
Accrued compensation and employee benefits.	3.0	2.6
Other accrued liabilities	4.8	4.0
Deferred income on shipments to distributors	6.0	6.0
Total current liabilities	25.3	24.9

Deferred income taxes	2.7	2.7
Other non-current tax liabilities	6.6	6.6
Total liabilities	34.5	34.2

Stockholders’ equity:
Common stock	0.2	0.2
Deferred stock compensation	(0.4)	(0.7)
Additional paid-in capital	122.1	121.9
Treasury stock	(7.1)	(7.1)
Accumulated deficit	(57.0)	(50.4)
Total stockholders’ equity	57.8	63.9
Total liabilities and stockholders’ equity	$92.4	$98.1

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

Effective December 29, 2005, ZiLOG changed its fiscal year end from December 31 to March 31. ZiLOG’s interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which will end on March 31 beginning in fiscal 2006.  In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005.  The additional four days have been included in the Company’s first quarter for fiscal 2006. As a requirement of this fiscal year end change, the Company is reporting unaudited results for the period January 1, 2005 through March 27, 2005 as a separate (“stub”) transition period with the results for the corresponding period of 2004 for comparative purposes.  For financial reporting purposes and convenience of reference, interim fiscal periods are labeled as ending on calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recogniton.  Revenue from product sales to Original Equipment Manufacturers (“OEM”) customers is recognized when evidence of an agreement exists, customers or their agents receive the product and title transfers, and collection of amounts due is reasonably assured. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

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

Goodwill and Intangible Assets.  Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.  In the quarter ended September 30, 2005, the Company reviewed its goodwill and intangible assets and determined that there was no impairment indicated.

Separable intangible assets that are deemed to have defined lives are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.6	3.9	19.5
Book value at March 31, 2005	$1.4	$5.3	$6.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
April- March 2006	$0.9	$1.0	$1.9
2007	0.3	0.9	1.2
2008	0.1	0.9	1.0
2009	0.1	0.7	0.8
2010	—	0.7	0.7
Thereafter	—	1.1	1.1
Total	$1.4	$5.3	$6.7

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing these financial statements include, but are not limited to, excess and obsolete inventories, taxation valuation allowances, allowance for doubtful accounts, and sales returns and allowances. Actual results could differ from those estimates.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption.  The Company is currently evaluating the alternatives under SFAS No.123R.

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

Restructuring of operations during the three-month period ended March 31, 2004, included severance and termination benefits of approximately $0.1 million related to the Company’s continued efforts to align infrastructure costs to business-level requirements.  Approximately $0.3 million of special charges for the period relate to post-closure maintenance costs of the MOD III eight-inch wafer fabrication facility in Nampa, Idaho.  These costs consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facility in a condition required for the sale of the property.  Approximately $0.1 million of special charges during the three months ended March 31, 2004 relate to third-party professional legal service fees for activities associated with the Company’s May 2002 debt and equity restructuring.

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

Sales by Business Line.  The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by business line:
Micrologic Devices:
8-bit Microcontrollers and Microprocessors	$14.8	$19.5

Other Devices :
Serial Communications Controllers	$2.8	$4.0
Modems	1.6	0.6
IrDA transceivers	0.3	1.0
Television, PC peripheral and other	0.7	0.7
Total Other Devices	$5.4	$6.3
Base business (excluding Foundry)	$20.2	$25.8
Foundry services	—	0.2
Net sales	$20.2	$26.0

Sales by Region.  The following table summarizes ZiLOG’s net sales by region and by channel (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by region:
Americas	$9.1	$13.8
Asia	8.5	8.0
Europe	2.6	4.0
Base business	$20.2	$25.8
Foundry services (Americas)	—	0.2
Net sales	$20.2	$26.0

Net sales by channel :
OEM	$10.1	$13.5
Distributor	10.1	12.3
Base Business	$20.2	$25.8
Foundry services (OEM)	—	$0.2
Net sales	$20.2	$26.0

Major customers.  During the three months ended March 31, 2005 two customers accounted for greater than 10% of the total net sales. These two customers accounted for approximately 20% and 12% of net sales, respectively.

NOTE 6.       SHORT-TERM DEBT

The Company entered into a senior secured financing facility (the “Facility”) with a commercial lender, dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility.  Borrowings on the Facility are secured primarily against certain North American accounts receivable and bear interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%.  At March 31, 2005, the Company had no borrowings outstanding under the facility. The Facility expired on May 13, 2005.

The Company was subject to certain financial covenants under this Facility including tangible asset and fixed charge coverage ratio only if the total of the Company’s cash, cash equivalents and availability on the revolver are less than $7.5 million at any month end.  As of March 31, 2005, the Company’s cash, cash equivalents and availability on the revolver were greater than $7.5 million, and as such, the covenants were not applicable during the quarter. The Company had $0.1 million of standby letters of credit issued to vendors under the Facility during the quarter ended March 31, 2005.

NOTE 7.        CONTINGENCIES (Including Subsequent Updates)

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents.  In January, 2006, the Company filed a request for the re-examination of these patents with the United States Patent and Trademarks Office. The U.S. PTO usually takes up to 90 days to determine and advise as to their decision on undergoing such re-examination.

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

NOTE 8.        INCOME TAXES

The Company’s income tax provision for the three months ended March 31, 2005 reflects amortization of deferred tax charges and tax expense in its profitable foreign jurisdictions. The Company’s income tax benefit for the quarter ended March 31, 2004 reflected its anticipated effective tax rate for the entire year of 2004. The Company’s three months ended March 31, 2004 tax provision included taxable income in the U.S. resulting from items that were expensed for book purposes but were nondeductible for tax purposes, as well as amortization of deferred tax charges and foreign taxes.

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

NOTE 12.   SALES OF MOD III AND MOD II ASSETS

Sale of MOD III Equipment

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics (STM) for an aggregate amount of $26.0 million.  The sale closed and was funded on July 16, 2004. MOD III paid dividends on and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after reimbursements totaling approximately $4.9 million were paid to the Company and transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs were paid.  Reimbursements to ZiLOG are to pay certain costs of maintaining MODIII in a saleable condition on MOD III’s behalf.  Such reimbursement to ZiLOG was recognized during the quarter ended September 30, 2004 as a credit to special charges.

Sale of MOD II Equipment

During the quarter ended December 31, 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STM for an aggregate cash consideration of $5.9 million net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales.  The remaining assets of MOD II primarily consist of land and buildings with a carrying value of $3.4 million which have been classified as assets held for sale on the Company’s balance sheet.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this Transition Report on Form 10Q.

Overview

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month transition period ended March 31, 2005 as compared to the three months ended March 31, 2004.  This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company’s 2004 annual report on Form 10-K. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Effective December 29, 2005, ZiLOG changed its fiscal year end from December 31 to March 31. ZiLOG’s interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which will end on March 31, beginning in fiscal 2006.  In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005.  The additional four days have been included in the Company’s first quarter for fiscal 2006. As a requirement of this year end change, the Company is reporting unaudited results for the period January 1, 2005 through March 27, 2005 as a separate (“stub”) transition period with the results for the corresponding period of 2004 for comparative purposes.  For financial reporting purposes, interim fiscal periods are labeled as ending on calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

Estimating write-downs of excess and obsolete inventories.  Each inventory component, other than embedded flash, is assessed for excess or obsolescence by using an algorithm that we established.  This algorithm is based on historical trends, demand forecasts and inventory age.  We review the result of this algorithm and generally record appropriate reserves for all work-in-process inventories more than six months old and finished goods inventory quantities in excess of our current backlog and historical shipment rates.  Since embedded flash inventories reflect new and growing product sales, inventories have been historically purchased to support anticipated demand.  We review these inventory levels regularly and ensure required reserves are recorded appropriately.  Reserves recorded for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales.  Inventory values are reviewed and are compared to the average selling prices. Where prices are lower than the cost of the product, an appropriate lower of cost or market reserve is recorded against the inventory value. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

•                  significant negative changes in industry or economic trends.

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

We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life.  Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value.  We perform the annual impairment test for goodwill in the third quarter of each fiscal year, unless the existence of triggering events indicates that an earlier review should be performed.

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

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales by business line:
Micrologic Devices:
8-bit Microcontrollers and Microprocessors	$14.8	$19.5

Other Devices :
Serial Communications Controllers	$2.8	$4.0
Modems	1.6	0.6
IrDA transceivers	0.3	1.0
Television, PC peripheral and other	0.7	0.7
Subtotal	$5.4	$6.3
Base business (excluding Foundry)	$20.2	$25.8
Foundry services	$—	$0.2
Net Sales	$20.2	$26.0

Net sales by region:
Americas	$9.1	$13.8
Asia	8.5	8.0
Europe	2.6	4.0
Base business	$20.2	$25.8
Foundry services (Americas)	—	0.2
Net Sales	$20.2	$26.0

Net Sales by channel :
OEM	$10.1	$13.5
Distributor	10.1	12.3
Base Business	$20.2	$25.8
Foundry services (OEM)	$—	$0.2
Net Sales	$20.2	$26.0

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of:
	March 31, 2005	March 31, 2004
Days sales outstanding	56	57
Net sales to inventory ratio (annualized)	7.6	8.9
Weeks of inventory at distributors	13	12
Current ratio	2.5	2.6

We calculate each of these key metrics based on annualized results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At March 31, 2005, our DSO was 56 days as compared to DSO of 57 days for the quarter ended March 31, 2004. This reflects the non-linearity of our shipments in the quarter ended March 31st of each year.  Typically, shipments are lower in January, reflecting the slower consumer market and tend to increase in February and especially March.  This trend drives an increase in billings in the later part of the quarter and usually results in an increase in accounts receivable.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory. Our net sales to inventory ratio decreased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 reflecting higher levels of embedded flash inventory to support our new products and an increase in other inventory manufactured as buffer inventory to support the closure of MOD II. Our net sales to inventory ratio in the quarter ended March 31, 2005 increased when compared to the quarter ended December 31, 2004 as we consumed these inventories.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales.  Net sales were $20.2 million for the three months ended March 31, 2005, as compared to net sales of $26.0 million for the same period of 2004.

Net sales of our Micrologic devices decreased to $14.8 million for the three months ended March 31, 2005 compared to $19.5 million for the three months ended March 31, 2004. Our new embedded flash sales increased to $1.1 million for the three months ended March 31, 2005 as compared to $0.3 million for the three months ended March 31, 2004. The increases in our flash sales were offset by declines in our non-flash micrologic business of 28%.  The decline in the non-flash micrologic products reflects lower sales in our IR remote-control business, reflecting lower demand in the Satellite TV market, and reduced sales of our Z8 products, reflecting slower sales in the consumer and security markets and generally slower economic conditions.

Net sales of our other devices, which excludes Foundry sales, for the three months ended March 31, 2005, declined $0.9 million or 14% to $5.4 million compared to $6.3 million for the same period of 2004.   The decrease in net sales of other devices during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects a decrease in sales of our Serial Communications Controllers and IRDA devices primarily to the communications market offset by an increase in sales of our modem devices.

We had no sales related to foundry services, for the three months ended March 31, 2005, compared to $0.2 million, for the same period of 2004 as we effectively exited this business when we closed our MOD II 5-inch wafer manufacturing facility in July, 2004 and transferred production to our foundry supplier X-fab. This is the final stage of our migration to a fully fab-less manufacturing model.

Gross Margin.  Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 38% for the three months ended March 31, 2005, down from gross margin of 52% for the same period of 2004. During the three months ended March 31, 2005, our gross margin was adversely impacted by increased sales of lower margin modem devices, $0.3 million of product transfer costs associated with the closure of our MOD II wafer fab and under utilization of our test operations as we lowered our production volumes and reduced our inventory levels.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $7.4 million for the three months ended March 31, 2005 from $6.8 million for the three months ended March 31, 2004.  The increase in our selling, general and administrative spending reflects the impact of additional expenses of approximately $1.0 million associated with Sarbanes-Oxley compliance activities offset by reductions in spending including lower commissions on lower sales, lower payroll costs reflecting lower headcount, and lower program costs.

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

During the three months ended March 31, 2005, special charges totaled $0.4 million, comprised of $0.4 million associated with sustaining costs of our MOD II wafer fab.  During the three months ended March 31, 2005, we sold certain assets of MOD II totaling $0.2 million which were recorded through special charges and certain assets of MOD III totaling $0.1 million, the recovery of which was recorded as an offset to the maintenance costs of the facility.

Stock-Based Compensation.  During the three months ended March 31, 2005 and March 31, 2004, we recognized $0.3 million and $0.4 million of stock-based compensation, respectively,  in connection with the award of restricted stock and stock options to certain executives, employees and consultants.  These non-cash charges are primarily included in our selling, general and administrative expenses.  Compensation expense for employee stock awards are measured on the award date and are recognized as these restrictions lapse.  Charges for stock awards to consultants is measured as the awards vest and are recognized over the periods that the restrictions lapse.  Based on the employee stock and option awards we made, we anticipate that we will recognize stock compensation charges of $0.5 million, $0.1 million and $0.1 million for the fiscal years ending March 31, 2006 through 2008, respectively.

Goodwill and Intangible Assets.  Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.  In the three months ended September 30, 2005, the Company reviewed its intangible assets and determined that there was no impairment indicated at that time.

Separable intangible assets that are deemed to have defined lives have been recorded and continue to be amortized over their useful lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

A summary of the amounts recorded in the condensed consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	15.6	3.9	19.5
Book value at March 31, 2005	$1.4	$5.3	$6.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
April- March 2006	$1.1	$1.1	$2.2
2007	0.1	0.8	0.9
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	—	0.8	0.8
Thereafter	—	1.0	1.0
Total	$1.4	$5.3	$6.7

Income Taxes

Our income tax provision for thethree months ended March 31, 2005 reflects amortization of deferred tax charges and tax expense in its profitable foreign jurisdictions. Our income tax benefit for the quarter ended March 31, 2004 reflected our anticipated effective tax rate for the entire year of 2004. Our tax provision for the three months ended March 31, 2004 included taxable income in the U.S. resulting from items that were expensed for book purposes but were nondeductible for tax purposes, as well as amortization of deferred tax charges and foreign taxes.

Liquidity and Capital Resources

In May 2002, we entered into a three-year $15.0 million senior secured revolving credit facility with a commercial lender under which borrowings bear interest at a rate per annum equal, at our option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%.  We have elected the LIBOR interest rate option, which, as of March 31, 2005, was 5.5%.  As of March 31, 2005, we had no outstanding borrowings and standby letters of credit of  $0.1 million.  Our ability to borrow under the facility is based on a monthly borrowing base calculation that is determined as a percentage of eligible accounts receivable.  We are subject to certain financial covenants under the facility, including tangible net asset balance and fixed charge coverage ratios only if the total of our cash, cash equivalents and availability on the facility are less than $7.5 million at any month end.  This facility expired on May 13, 2005.

At March 31, 2005, we had cash and cash equivalents of $33.6 million, compared to $37.7 million at December 31, 2004.  Cash used by operating activities was $4.1 million for the three months ended March 31, 2005, compared to $2.2 million of cash used by operating activities for the three months ended March 31, 2004.

Cash Flows From Operating Activities.  During the three months ended March 31, 2005, cash used by operating activities of $4.1 million reflects the net operating loss of $6.6 million, an increase in accounts receivable of  $2.5 million and a decrease in accounts payable of $0.8 million, offset by a decrease in inventory of $1.5 million, a decrease in prepaid expenses of  $1.6 million, increases in accrued compensation and benefits of $0.4 million an increase in other accrued liabilities of $0.8 million, and non cash charges of $1.5 million.  Non cash charges include depreciation of $0.6 million, amortization of intangible assets of $0.6 million and stock based compensation expense of $0.3 million.

During the three months ended March 31, 2004, cash used by operating activities of $2.2 million primarily reflects increases in accounts receivable and inventories of $3.4 million and $2.2 million, respectively, and a $1.5 million decrease in other accrued liabilities, deferred income on shipments to distributors and accrued special charges.  These uses of cash were offset partially by net non-cash charges of $2.0 million, a $1.6 million increase in accounts payable and a $1.3 million decrease in prepaid expenses and other assets. Non-cash charges include a decrease of deferred income taxes of $0.7 million, $1.1 million for amortization of intangible assets, $1.2 million in depreciation and amortization charges and stock-based compensation expense of $0.4 million.

Cash Flows From Investing Activities.  Cash used by investing activities was $0.2 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment.  Cash used by investing activities during thethree months ended March 31, 2005, also includes the cash received from the sale of MOD II assets.

Cash Flows From Financing Activities.  Cash provided from financing activities were $0.2 million and $20.9 million for the three months ended March 31 2005 and 2004, respectively.

Cash provided by financing activities for the three months ended March 31, 2005 of $0.2 million, reflects proceeds from issuance of common stock under employee purchase plans.

Cash provided by financing activities for the three months ended March 31, 2004 of $20.9 million primarily reflects the net proceeds of $21.6 million from the Company’s public offering of 2.0 million shares of common stock at a price of $12.50 per share, net of offering expenses.  The stock offering proceeds were offset by repayments of $0.6 million of borrowings under our revolving line of credit and $0.1 million for the repurchase of restricted common stock from a former employee.

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

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each period presented, is as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(6.6)	$—
Depreciation and amortization	1.2	2.3
Interest (income) expense, net	(0.1)	—
Income tax provision (benefit)	0.8	(0.2)
EBITDA	$(4.7)	$2.1

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(4.7)	$2.1
Benefit (provision) for income taxes	(0.8)	0.2
Deferred income tax assets and liabilities	—	(0.7)
Interest income (expense), net	0.1	—
Stock-based compensation	0.3	0.4
Changes in operating assets and liabilities	1.0	(4.2)
Net cash used by operating activities	$(4.1)	$(2.2)

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

Seasonality

Sales typically increase in the quarter ending June 30th and peak in the quarter ending September 30th driven by increased holiday demand from our customers in the home entertainment and consumer products markets.  Our revenues are generally lower in the quarters ending March 31st and December 31st compared to the rest of the year.  We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our legacy products.  Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption.  The Company is currently evaluating the alternatives under SFAS No.123R.

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

RISK FACTORS

Risks Related to Our Business and Industry

The following risk factors should be considered carefully in addition to the other information in this Transition Report on Form 10-Q.  The risks described below are the ones we deem to be material to our business, but are not the only ones we face.  Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of these risks actually occurs, our business could be harmed materially.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales and gross margins.

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the year ended December 31, 2004, and $103.6 million in 2003. In addition, our net sales for the three months ended September 30, 2005 were $20.5 million, compared to net sales of $22.8 million, for the three months ended September 30, 2004. We anticipate that sales of our legacy products wil continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products.  In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new products now represent approximately 10% of our net sales and we currently expect the contribution of these products to continue to grow.  If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.  In addition, as we introduce new products, including our flash and IR products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our flash products to be as strong as those on our legacy products for the foreseeable future. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. In January, 2006, the Company filed a request for the re-examination of these patents with the United States Patent and Trademarks Office. The U.S. PTO usually takes up to 90 days to determine and advise as to their decision on undergoing such re-examination.

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the quarter ended December 31, 2000 we experienced a three-year downturn in our business cycle and are currently experiencing another downturn. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future.  Similar economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 57% of our net sales for the three months ending September 30,  2005, and 54% of our net sales for the nine months ending September 30, 2005,. 50% of our net sales for2004 and approximately 47% of our net sales for 2003. In addition, our five largest distributors accounted for approximately 45% of our net sales for the three months ending September 30,  2005, 43% of our net sales for the nine months ending September 30, 2005 and 41% of net sales for 2004. One distribution customer accounted for approximately 22% of our net sales for 2005, and 21% in 2004 and was our number one customer for both 2005 and 2004. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers.  Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 31% and   35% of our net sales for the three month and nine month period ending September 30, 2005, respectively, 37% of our net sales for 2004, and approximately 38% of our net sales for 2003.  For the three months ended September 30, 2005, we had one distribution customer that accounted for approximately 25% of our net sales and OEM customer that accounted for approximately 7% of our net sales.  For the nine month period ended September 30, 2005 we had one distribution customer that accounted for 22% of our net sales and one OEM customer that accounted for 10% of our net sales.  Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict.  Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

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

December 31, 2004 Sarbanes-Oxley Section 404 report:

In the course of our assessment of the effectiveness of our internal control financial reporting as of December 31, 2004, which assessment was conducted during the quarters ended December 31, 2004 and March 31, 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item, Controls and Procedures in our Form 10-K for the year ended December 31, 2004.

In addition, in the course of our ongoing 2005 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified a failure to record and thereby disclose in our 2004 Form 10-K certain grants of options to purchase: (1)160,000 shares of our common stock at an exercise price of $12.44 and; (2)45,884 shares of our common stock at an exercise price of $5.20.  These grants were issued to our Chief Executive Officer in the quarter ended June 30, 2004 as more fully described under Item 4, Controls and Procedures, of our Form 10-Q for the period ended June 30, 2005.  A footnote to the beneficial ownership table explaining the beneficial ownership of certain stock options held by our CEO was also incorrect.  This reporting deficiency and the above material weaknesses in our internal control over financial reporting disclosed previously in our 2004 Form 10-K, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Moreover, we continue to operate with a relatively small accounting staffing level and use supplemental resources such as contractors and consultants to provide additional accounting support.  The loss of accounting personnel, contractors and consultants, including our chief financial officer, could adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.  Additionally, we continue to migrate certain accounting functions from the U.S. to our Philippines operations to streamline activities, lower our costs and better support the expanding Asian region.  Failure to properly hire, retain, train, and supervise the work of our accounting staff, including those in the Philippines, could adversely impact our control environment and our internal controls, including internal controls over financial reporting.

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

Change in fiscal calendar and Sarbanes-Oxley Section 404 report:

On December 29, 2005, the Company’s Board of Directors unanimously adopted resolutions to change its fiscal year end from December 31 to March 31. The Company revised its fiscal year so that its audit work can be performed during non-peak periods with its independent accountants which the Company believes will result in cost savings over the long-term. The Company has also identified deficiencies in its information technology controls, including the need to better segregate duties as it relates to the use of its Oracle Information Systems modules and to improve its General Computing Controls compliance and documentation. The Company has not determined whether these deficiencies in its internal controls over financial reporting would constitute material weaknesses, as defined in Public Company

Accounting Oversight Board Auditing Standard No. 2, as of December 31, 2005. The change in fiscal year will provide the Company with additional time to review, improve and remediate activities and operations around these controls although no assurance can be made that such deficiencies will be successfully remediated by March 31, 2006.

In December, 2005 the Securities and Exchange Commission adopted a change in its accelerated filer rules such that a company with a market capitalization, that is the number of shares outstanding multiplied by its trading value per share, of less than $50 million may be considered a non-accelerated filer and as such is exempt from the management confirmation and independent auditor attestation requirements under the Sarbanes-Oxley 404.. At September 30, 2005, the Company was below this measure and as such will not be an accelerated filer for fiscal 2007 and will not include the management certification and independent auditor attestation over internal controls over financial reporting in its Form 10-K for the year ending March 31, 2006.

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

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America.  Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis.  For the nine months ended September 30, 2005 and 2004, Future purchased approximately $13 million and $15 million , respectively, contributing approximately 22% and 20% to our net sales, respectively.  Future Electronics distributes products of our competition that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors, named executive officers and our two largest stockholders, who beneficially own approximately 32% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C., funds managed by Capital Research and Management Company beneficially owned approximately 32% of our outstanding common stock, in the aggregate, as of September 30, 2005.  As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

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

Changes made during the transition period ending March 31, 2005:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  In Item 9A of the 2004 Annual Report we noted the following material weaknesses in our controls over financial reporting:

1)             During the course of executing the Company’s 2004 year-end financial reporting process, management determined that the Company’s policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for distributor price adjustments. As a result of this deficiency in internal control, a material understatement of management’s reserve computation was identified. This material understatement of management’s reserve computation was corrected prior to issuance of the Company’s 2004 consolidated financial statements.

2)             Also, in executing the Company’s 2004 year-end financial reporting process, management determined that the Company’s policies and procedures associated with the preparation and review of schedules and reconciliations supporting the Consolidated Statement of Cash Flows were not effective. These internal control deficiencies resulted in the overstatement of cash flows from operating activities and the understatement of cash flows from investing activities in a corresponding amount. These material misstatements in the Consolidated Statements of Cash Flows were corrected prior to issuance of the Company’s 2004 consolidated financial statements.

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

Changes made during the most recent fiscal quarter:

As disclosed in the Company’s 8-K filed on December 29, 2005, the Company identified deficiencies in its information technology controls, including the need to better segregate duties as it relates to the Company’s Oracle modules and to improve access compliance. The Company has not determined whether these deficiencies in its internal controls over financial reporting would constitute material weaknesses, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, as of December 31, 2005. Recently, the Company engaged independent consultants to assist in the review of the Company’s internal controls surrounding its information systems including a review with recommendations for change and the implementation of such changes to; 1) eliminate identified conflicts associated with Segregation of Duties in the use of its information systems, and 2) improve the documentation and compliance surrounding its General Computer Controls.

Other than these corrective measures, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing has been scheduled for November 17th, 2005. In January, 2006, the Company filed a request for the re-examination of these patents with the United States Patent and Trademarks Office. The U.S. PTO usually takes up to 90 days to determine and advise as to their decision on undergoing such re-examination.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG’s common stock trades on the NASDAQ National Market and purchases under the program are made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of December 31, 2005, Zilog had repurchased a total of 572,100 shares at a cost of $4.4 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)             Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description

2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1 (d)	Form of Restricted Stock Purchase Agreement.

4.2 (d)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.3 (d)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.4 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

4.5 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

4.6 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15-d14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31,2006.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2006.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, January 31, 2006

(a)       Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.

(b)       Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(c)       Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on November 17, 2005.

(d)       Incorporated herein by reference to the item of the same name filed as an exhibit to the Company-’s Quarterly Report on Form 10-Q filed with the commission on August 16, 2002.

(e)       Incorporated herein by reference to the item of the same name filed as an exhibit to the Company-’s Quarterly Report on Form 10-Q filed with the commission on November 10, 2004.

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

Date: January 31, 2006