Form 10-Q
period 2005-12-31
ZILOG INC
filed 2006-02-09
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

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

Yes ☒    No ☐

As of February 8, 2005 there were 16,562,554 shares of the Company’s Common Stock, $0.01 par value outstanding.

Some of the statements under sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance including our projected capital expenditures and the adequacy of our cash to satisfy our cash requirement over the next twelve months and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to:  continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; the sale of any key customers or distributors; our ability to sell and/or recover the carrying value of our assets held for sale at our Nampa, Idaho facility; ongoing costs to maintain MOD III assets in a saleable state and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility;  costs incurred in connection with the transfer of certain activities to our facility in Manila, Philippines and the costs associated with the Microchip lawsuit. . In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

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

ZiLOG, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and the three and nine months ended December 31, 2004

Unaudited Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and December 31, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2:	Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	$17.6	$18.9	$58.7	$69.6
Cost of sales	9.7	13.0	34.1	39.6
Gross margin	7.9	5.9	24.6	30.0
Operating expenses:
Research and development	5.2	5.4	16.0	15.9
Selling, general and administrative	5.0	7.8	17.7	22.7
Special charges and credits	0.3	(0.4)	2.5	5.4
Amortization of intangible assets	0.6	1.0	1.6	3.1
Total operating expenses	11.1	13.8	37.8	47.1
Operating loss	(3.2)	(7.9)	(13.2)	(17.1)

Other income (expense):
Interest income	0.2	0.1	0.6	0.3
Interest expense	—	—	—	—
Other, net	(0.1)	0.1	(0.1)	(0.1)
Loss before income taxes	(3.1)	(7.7)	(12.7)	(16.9)
Provision (benefit) for income taxes	—	1.6	1.3	1.6
Net loss	$(3.1)	$(9.3)	$(14.0)	$(18.5)
Basic and diluted net loss per share	$(0.19)	$(0.57)	$(0.86)	$(1.13)
Shares used in computing basic and diluted net loss per share	16.4	16.1	16.3	16.3

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24.1	$33.6
Accounts receivable, less allowance for doubtful accounts of $0.3 at December 31, 2005 and $0.2 at March 31, 2005	9.2	12.5
Inventories	8.0	10.6
Deferred income taxes	0.5	2.7
Prepaid expenses and other current assets	2.3	2.8
Total current assets	44.1	62.2

MOD II Inc. assets held for sale	3.4	3.4
Net property, plant and equipment	7.8	5.9
Goodwill	8.2	8.6
Intangible assets, net	5.1	6.7
Other assets	4.6	5.6
Total Assets	$73.2	$92.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10.1	$11.5
Accrued compensation and employee benefits	2.5	3.0
Other accrued liabilities	3.5	4.7
Deferred income on shipments to distributors	5.8	6.0
Total current liabilities	21.9	25.2

Deferred income taxes	0.5	2.7
Other non-current tax liabilities	6.3	6.6
Total liabilities	28.7	34.5

Stockholders’ equity:
Common stock	0.2	0.2
Additional paid-in capital	123.1	122.1
Deferred stock compensation	(0.7)	(0.4)
Treasury stock	(7.2)	(7.1)
Accumulated deficit	(70.9)	(56.9)
Total stockholders’ equity	44.5	57.9
Total liabilities and stockholders’ equity	$73.2	$92.4

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(14.0)	$(18.5)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of intangible assets	1.6	3.1
Goodwill adjustment	0.4	8.3
Disposition of Assets	—	0.2
Deferred income tax assets and liabilities	(0.2)	(7.9)
Depreciation and other amortization	1.9	1.8
Gain on the sale of Mod II assets	—	(1.7)
Impairment of long-lived assets	—	5.4
Stock-based compensation	0.6	1.6
Changes in operating assets and liabilities:
Accounts receivable, net	3.2	6.4
Inventories	2.6	(0.4)
Prepaid expenses and other current and non-current assets	1.5	0.8
Accounts payable	(1.4)	1.9
Accrued compensation and employee benefits	(0.5)	(1.2)
Other accrued liabilities, deferred income on shipments to distributors, income taxes and accrued special charges	(1.5)	1.5
Net cash provided (used) by operating activities	(5.8)	1.3

Cash Flows From Investing Activities:
Proceeds from the sale of Mod II assets	—	5.9
Capital expenditures	(3.7)	(3.5)
Cash provided (used) by investing activities	(3.7)	2.4

Cash Flows From Financing Activities:
Proceeds from public stock offering, net of offering costs	—	2.8
Proceeds from issuance of common stock under stock purchase plans	0.1	0.5
Repayments of short-term debt	—	(4.3)
Payments for common stock repurchases	(0.1)	(5.0)
Cash provided (used) by financing activities	—	(6.0)

Increase (decrease) in cash and cash equivalents	(9.5)	(2.3)
Cash and cash equivalents at beginning of period	33.6	40.0
Cash and cash equivalents at end of period	$24.1	$37.7

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

Effective December 29, 2005, ZiLOG changed its fiscal year end from December 31 to March 31. ZiLOG’s interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which will end on March 31 beginning in fiscal 2006.  In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005 and the Fiscal 2004 year ended on March 28, 2004. The additional four days and 3 days have been included in the Company’s first quarter results for fiscal 2006 and 2005 respectively. For financial reporting purposes and convenience of reference, interim fiscal periods are labeled as ending on calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year. The condensed consolidated balance sheet at March 31, 2005 has been derived from unaudited financial statements at that date.

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

Assets Held for Sale. The remaining assets of MOD II, consisting primarily of land and buildings with a carrying value of $3.4 million at December 31, 2005, have been classified as asset held for sale on the Company’s accompanying condensed consolidated balance sheet.

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. In the three months ended December 31, 2005, the Company reviewed its goodwill and intangible assets and determined that there was no impairment indicated.

Separable intangible assets that are deemed to have defined lives are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.4	4.7	21.1
Book value at December 31, 2005	$0.6	$4.5	$5.1

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Fiscal Year	Current Technology	Brand Name	Total to be Amortized
January - March 2006	$0.1	$0.2	$0.3
2007	0.3	0.9	1.2
2008	0.1	0.9	1.0
2009	0.1	0.7	0.8
2010	—	0.7	0.7
Thereafter	—	1.1	1.1
Total	$0.6	$4.5	$5.1

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

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and current liabilities, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of December 31, 2005, there were two customers with net accounts receivable each comprising 10% or more of total net accounts receivable, ranging between $1.0 million to $1.4 million each.

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

The amounts reflected as stock-based compensation expense deductions in the proforma net loss for the three and nine months ending December 31, 2004, have been revised from the historically reported amounts. The revision reflects additional stock option grants to the Company’s Chief Executive Officer previously omitted and subsequently corrected on Form 10-KA, filed on August 5, 2005 and included in the Form 10-Q for the quarter ended September 30, 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2005	2004	2005	2004
Net loss - as reported	$(3.1)	$(9.3)	$(14.0)	$(18.5)
Add: stock-based employee Compensation expense included in Reported net loss, net of taxes in fiscal 2004	0.1	0.5	0.6	1.6
Deduct: total stock-based employee Compensation expense determined Under fair-value-based method for all Awards, net of taxes in fiscal 2004	(0.4)	(0.8)	(1.8)	(2.6)

Net loss – proforma	$(3.4)	$(9.6)	$(15.2)	$(19.5)

The fair value of options granted in fiscal 2005 and 2004 under the 2004 Omnibus Stock Incentive Plans were estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Risk free interest rate	4.4%	3.4%	4.4%	3.4%
Estimated life in years	5	5	5	5
Dividend yield	—	—	—	—
Volatility	51.2%	51.9%	51.2%	51.9%

The fair value of shares purchased under the Employee Stock Purchase Plan, were estimated at the date of the offering period using the Black-Scholes pricing model. The following assumptions were used:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Risk free interest rate	3.90%	2.03%	3.41%	1.3% to 2.2%
Estimated life in years	0.5	0.313	0.5	0.313
Dividend yield	—	—	—	—
Volatility	51.2%	51.9%	51.2%	51.9%

The weighted average fair value of options granted and weighted-average exercise price of employee stock purchases are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Weighted-average fair value of options granted during the period	$2.61	$6.20	$2.67	$10.89
Weighted-average exercise price of employee stock purchase plan issuances during the period	$2.44	$7.71	$3.12	$7.42

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

Effective January 1, 2004, the Company adopted the provisions of FIN 46R.  Under the provisions of FIN 46R, the Company’s investment in ZiLOG MOD III, Inc. (“MOD III”) was determined to be a variable interest entity; however, the Company determined it was not the primary beneficiary.  Accordingly, as prescribed by FIN 46R, the Company’s adoption of this pronouncement:

•      Was recorded as a cumulative effect of a change in accounting principle and not as a restatement to any previous period financial statements;

•      Effected elimination of both the $30.0 million of MOD III assets held for sale and the corresponding $30.0 million minority interest in MOD III on the consolidated balance sheet;  and

•      Resulted in no impact to results of operations.

Substantially all of the equipment of MOD III was sold on July 16, 2004 and the net cash received after recoupment of costs was distributed to the MOD III Series A preferred stockholders in September 2004. The remaining assets of MOD III consist primarily of land and a building. The Company expects to continue incurring period expenses for the ongoing costs of maintaining the remaining assets of MOD III, which costs are recorded as special charges in operating expenses. Future reimbursement for MODIII maintenance costs, if any, will be recorded as a credit to special charges in the period funds are received.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. The Company is currently evaluating the impact adopting SFAS No.123R, but expects the adoption of SFAS No. 123R will result in significant stock compensation expense.

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

NOTE 3.                INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventory reserves as of December 31, 2005 and March 31, 2005 were $5.3 million and $7.3 million, respectively. Inventories, net of provisions, consist of the following (in millions):

	December 31, 2005	March 31, 2005
Raw materials	$0.8	$0.6
Work-in-progress	5.1	6.6
Finished goods	2.1	3.4
	$8.0	$10.6

NOTE 4.                SPECIAL CHARGES AND REORGANIZATION ITEMS

The components of special charges and reorganization items are as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Asset impairments:
MOD II asset impairment	$—	$—	$—	$5.4
MOD II assets carrying value	—	4.2	—	4.2
MOD II assets proceeds	—	(5.9)	—	(5.9)
Restructuring of operations:
Employee severance, termination benefits and transfer costs	0.1	0.2	1.6	2.0
MOD II period maintenance costs	0.1	0.8	0.7	3.2
MOD III period maintenance costs	0.1	0.3	0.2	1.3
MOD III period maintenance cost reimbursement	—	—	—	(4.8)
	$0.3	$(0.4)	$2.5	$5.4

During the nine months ended December 31, 2005, the Company has continued to consolidate its activities in an effort to streamline operations and align its overall supports costs to current business levels. Additionally, following the closure of its remaining fab in July 2004 and completion of conversion to a fully fabless model, the Company continues to consolidate certain support activities in its Philippines facility in line with the expanding business opportunities in Asia and China. The total severance and benefits cost of this action were $1.6 million during the nine months ended December 31, 2005.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at March 31, 2005	$0.1	$0.3	$0.4
Provisions for employee severance and termination benefits	1.6	—	1.6
Cash paid	(1.2)	(0.1)	(1.3)
Balance at December 31, 2005	$0.3	$0.2	$0.5

In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II and MOD III in a saleable state. Future reimbursement for MOD II and MOD III maintenance costs, if any, will be recorded as a credit to special charges in the period such funds are received.

NOTE 5.                GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company’s business is comprised of one operating segment and engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (“OEM”) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company’s operations outside the United States consist of a final test and logistics facility in the Philippines, sales and support centers in Asia and Western Europe and design centers in China and India. Domestic operations include product design and development, as well as the coordination of production planning, sales, marketing, general and administrative functions. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. ZiLOG has two broad business lines called micrologic devices and other devices that, as aggregated, are referred to as the ‘base business’ and exclude foundry services. The Company effectively exited the foundry services business when it closed its MOD II wafer manufacturing facility in July, 2004.

Sales by Business Line. The following table represents the net sales by business line for each of the periods indicated (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales by business line:
8-bit Micrologic Devices
Microcontrollers – Flash based	$1.9	$1.0	$5.2	$2.8

Microcontrollers & microprocessors – non-flash based	11.4	13.2	39.2	46.0
Total 8-bit Micrologic Devices	$13.3	$14.2	$44.4	$48.8

Other Devices :
Serial Communications Controllers	$3.1	$2.7	$9.4	$10.4
Modems	0.1	0.6	0.9	2.2
IrDA transceivers	0.3	0.3	0.8	1.1
Television, PC peripheral and other	0.8	0.9	3.2	3.7
Total	$4.3	$4.5	$14.3	$17.4
Base business (excluding foundry)	$17.6	$18.7	$58.7	$66.2
Foundry services:	—	0.2	—	3.4
Total sales	$17.6	$18.9	$58.7	$69.6

The following table summarizes ZiLOG’s net sales by region and by channel (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales by region:
Americas	$7.5	$10.2	$23.8	$36.2
Asia	7.5	6.2	26.6	23.6
Europe	2.6	2.5	8.3	9.8
Total sales	$17.6	$18.9	$58.7	$69.6

Net sales by channel:
OEM	$7.7	$9.1	$26.0	$34.6
Distribution	9.9	9.8	32.7	35.0
Total sales	$17.6	$18.9	$58.7	$69.6

Major customers: During the three and nine months ended December 31, 2005, two customers accounted for greater than 10% of the total net sales, respectively. During the three and nine months ended December 31, 2004, two customers and one customer, respectively, accounted for greater than 10% of total net sales.

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

During the ordinary course of business, in certain limited circumstances, we have agreed to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 31, 2005. We disclose indemnification liabilities according to

FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 31, 2005, no such amounts are accrued.

NOTE 8.                INCOME TAXES

During the nine months ended December 31, 2005 and December 31, 2004, our income tax provision was $1.3 and $1.6 million, respectively, which primarily reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdictions. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable. On November 1, 2005, the Company entered into an Advanced Pricing Agreement with United States Internal Revenue Service whereby both parties agreed to certain valuations associated with the transfer of the economic value of certain assets between legal entities. The tax provision for the three and nine months ended December 31, 2005 includes a one-time credit of $0.7 million reflecting the reversal of certain provisions no longer considered necessary based on this agreement.

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

NOTE 9.                NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(3.1)	$(9.3)	$(14.0)	$(18.5)

Weighted-average shares used in computing basic and diluted net loss per share	16.4	16.1	16.3	16.3
Basic and diluted net loss per share	$(0.19)	$(0.57)	$(0.86)	$(1.13)

For the nine months ended December 31, 2005 and December 31, 2004, options to purchase approximately 2.1 and 2.2 million shares of common stock at a weighted average exercise price of $5.80 and $7.58, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At December 31, 2005 and 2004, there were 16,557,684 and 16,226,860 common shares issued and outstanding, respectively.

NOTE 10.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in any of the three or nine months ended December 31, 2005 or December 31, 2004.

NOTE 11. STOCK AND STOCK REPURCHASES

During the calendar year ended December 31, 2005, 12,389 shares with a fair market value of approximately $0.1 million were received from a former employee in payment of an existing employee loan. During the three months ended December 31, 2005, no shares were purchased under either plan.

2004 Stock Repurchase Program: On July 29, 2004 the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. Through the calendar year ended December 31, 2005, 572,100 shares costing $4.4 million had been repurchased.

2004 Other Stock Repurchases: On November 17, 2004, the board of directors, in conjunction with Mr. Burger’s resignation, approved the repurchase of 92,735 shares for fair market purchase price of $6.20 per share in consideration for the repayment of his loans totaling $0.6 million.

2003 Stock Repurchase Program: On April 17, 2003, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of its common stock. As of December 31, 2005, 405,164 shares had been repurchased at a cost of $2.1 million.

NOTE 12. SALES OF MOD III AND MOD II ASSETS

Sale of MOD III Equipment

On July 16, 2004, the shareholders of MOD III approved the sale of substantially all of the manufacturing equipment of MOD III to STMicroelectronics (STM) for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. MOD III paid dividends on and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after reimbursements totaling approximately $4.9 million were paid to the Company and transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs were paid. Reimbursements to ZiLOG are to pay certain costs of maintaining MODIII in a saleable condition on MOD III’s behalf. Such reimbursement to ZiLOG was recognized in the three months ended September 30, 2004 as a credit to special charges.

Sale of MOD II Equipment

In the three months ended December 31, 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STM for an aggregate cash consideration of $5.9 million net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales. The remaining assets of MOD II primarily consists of land and buildings which a carrying value of $3.4 million which have been classified as assets held for sale on the Company’s balance sheet as of December 31, 2005.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this quarterly report.

Overview

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month and nine-months ended December 31, 2005 and December 31, 2004. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company’s 2004 annual report on Form 10-K. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States or GAAP. We also disclose and discuss Earnings Before Interest, Taxes, Depreciation, Asset Impairments and Amortization (“EBITDA”) as a measure of liquidity in our filings with the Securities and Exchange Commission. We believe the disclosure of such information helps investors more meaningfully evaluate the results of our liquidity. However, we recommend that investors carefully review the GAAP financial information included as part of this report and read the associated reconciliation...

Effective December 29, 2005, ZiLOG changed its fiscal year end from December 31 to March 31. ZiLOG’s interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which will end on March 31 beginning in fiscal 2006.  In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005 and the Fiscal 2004 year ended on March 28, 2004. The additional four days and 3 days have been included in the Company’s first quarter results for fiscal 2006 and 2005 respectively. For financial reporting purposes and convenience of reference, interim fiscal periods are labeled as ending on calendar month-end.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year. The condensed consolidated balance sheet at March 31, 2005 has been derived from unaudited financial statements at that date.

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

Estimating write-downs of excess and obsolete inventories. Each inventory component, other than embedded flash, is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally record appropriate reserves for all work-in-process inventories more than six months old and finished goods inventory quantities in excess of our current backlog and historical shipment rates. Since embedded flash inventories reflect new and growing product sales, inventories have been historically purchased to support anticipated demand. We review these inventory levels periodically to ensure appropriate reserves are recorded if required. Reserves recorded for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. Inventory values are reviewed and are compared to the average selling prices. Where prices are lower than the cost of the product, an appropriate lower of cost or market reserve is recorded against the inventory value. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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

The intangible assets created by the adoption of fresh-start accounting on our emergence from our capital restructuring in May 2002 consist of existing technology, brand name as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to estimated discounted cash flows from such assets. We evaluate the existing technology and brand name at each reporting period to determine whether events and circumstances continue to support the current carrying value as well as the remaining useful life. Additionally, although goodwill is not amortized, it is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. The Company performs its annual impairment test for goodwill in the third fiscal quarter of each fiscal year, unless the existence of triggering events indicates that an earlier review should be performed.

Following the April 2004 announcement of the closure of our MOD II facility, we recorded charges reflecting the impairment of MOD II long-lived assets as well as other charges related to the closure. The carrying value of MOD II assets held for sale at December 31, 2005 was $3.4 million. If the ultimate net value realized upon the disposition of MOD II assets is less than the estimated fair value, our future results of operations would be adversely impacted.

Adjustments to record additional impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Reporting Segments

Beginning in May 2002, we consolidated our business segments into one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales by business line:
8-bit Micrologic Devices
Microcontrollers – Flash based	$1.9	$1.0	$5.2	$2.8

Microcontrollers & microprocessors – non-flash based	11.4	13.2	39.2	46.0
Total 8-bit Micrologic Devices	$13.3	$14.2	$44.4	$48.8

Other Devices :
Serial Communications Controllers	$3.1	$2.7	$9.4	$10.4
Modems	0.1	0.6	0.9	2.2
IrDA transceivers	0.3	0.3	0.8	1.1
Television, PC peripheral and other	0.8	0.9	3.2	3.7
Total	$4.3	$4.5	$14.3	$17.4
Base business (excluding foundry)	$17.6	$18.7	$58.7	$66.2
Foundry services:	—	0.2	—	3.4
Total sales	$17.6	$18.9	$58.7	$69.6

The following table summarizes ZiLOG’s net sales by region and by channel (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales by region:
Americas	$7.5	$10.2	$23.8	$36.2
Asia	7.5	6.2	26.6	23.6
Europe	2.6	2.5	8.3	9.8
Total sales	$17.6	$18.9	$58.7	$69.6

Net sales by channel:
OEM	$7.7	$9.1	$26.0	$34.6
Distribution	9.9	9.8	32.7	35.0
Total sales	$17.6	$18.9	$58.7	$69.6

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of December 31, and for the three-months ended
	2005	2004
Days sales outstanding	47	48
Net sales to inventory ratio (annualized)	8.8	6.2
weeks of inventory at distributors	11	10
Current ratio	2.0	2.7

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Day’s sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is calculated as our ending net accounts receivable divided by our average daily net sales during the period and it is influenced largely by the timing and mix of our customer billings and collections. At December 31, 2005, our DSO was 47 days compared to 48 days for the three month period ended December 31, 2004. Overall, our DSO has trended in the range of 40 to 55 days and is impacted by billings patterns and associated collections and when these occur either early or late in a particular quarter. The improvement in DSO for the three months ended December 31, 2005 compared to the same period in 2004 reflects lower sales levels in 2005 and less shipments made late in the quarter versus the same period of 2004. Because our DSO is primarily influenced by payment cycles from our OEM customers, increases in our DSO do not generally correlate to increased credit risk. In addition, our bad debts have historically been minimal.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turnover ratio. Our net sales to inventory ratio improved in the three months ended December 31, 2005 as compared to the same period in 2004 due to our reduction of inventory levels. The decline in inventories in the three months ended December 31, 2005 compared to the same period in 2004 reflects the fact that in 2004 we built additional inventory in our MOD II facility prior to its closure in July 2004 in order to minimize risks of supply of products to our customers following the MOD II closure. The majority of these products are now being manufactured in X-FAB’s six-inch wafer manufacturing facility in Lubbock, Texas and we typically schedule production at X-FAB to correlate with current customer backlog or historical shipment patterns.

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

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company’s liquidity. The Company uses this ratio to make spending determinations on discretionary items. Our current ratio declined as of December 31, 2005 compared to December 31, 2004 primarily due to the reduction in our cash and cash equivalents used to fund our operations, cost associated with consolidation of business activities and capital used in our test operations as we expand test capacity for the embedded products growth.

Three and Nine Months Ended December 31, 2005 and 2004

Net Sales. Overall, our net sales of $17.6 million for the three months ended December 31, 2005, represents a decrease of 7% from $18.9 million of net sales for the same period of 2004. For the nine months ended December 31, 2005, net sales were $58.7 million, down 16% from $69.6 million of net sales during the same period of 2004.

Net sales of our micrologic devices were $13.3 and $14.2 million for the three months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005, net sales of our micrologic devices were $44.4 million, down 9% from $48.8 million during the same period of 2004.

The decrease in micrologic sales during the three and nine months ended December 31, 2005 compared to December 31, 2004, reflects declines in unit sales of our legacy Z8 and Z80 microcontroller products as these products convert to embedded flash designs. Overall, we anticipate that market demand and net sales for our general purpose microcontrollers will decline over time as a result of customers moving from these older Z80 and Z8 products to alternative technologies, primarily microcontrollers with embedded flash technology and the need for further integration of peripheral functions and capabilities. .

Net sales for our embedded flash based products in the three months ended December 31, 2005 were $1.9 million up from $1.0 million for the three months ended December 31, 2004. Net sales for our embedded flash based products in the nine months ended December 31, 2005 were $5.2 million up from $2.8 million in the nine months ended December 31, 2004. Since November 2002, we have released our new Z8 Encore!, eZ80 Acclaim! Z8 Encore! XP and Z8 Encore! MC products that are focused on the embedded flash market, with a strategy of recapturing sales to these customers and entering new markets. Bookings of new orders for our embedded flash microcontroller products totaled $2.2 million for the three months ended December 31, 2005, reflecting our design wins with customers moving to production and creating the need for these products.

Net sales of our other devices, which excludes Foundry sales, for the three months ended December 31, 2005 decreased 4% to $4.3 million, down from $4.5 million in the same period of 2004. For the nine months ended December 31, 2005, net sales of our other devices were $14.3 million or down 18% from net sales of $17.4 million during the same period of 2004. The decrease in other devices net sales during the three and nine months ended December 31, 2005 compared to the same period of 2004 primarily reflects lower unit shipments of most major product types. These product categories do not have next generation product roadmaps and are not a focus of our research and development activities and we expect these sales to continue to decline as they are converted by customers to alternative integrated designs.

Net sales of Foundry Services, for the three and nine months ended December 31, 2004 were $0.2 million and $3.4 million while we had no such sales during 2005. The decrease is due to the closure of our MOD II wafer fabrication facility in July 2004 and as a result, we do not anticipate any further foundry business.

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

Gross profit as a percent of net sales (“gross margin”) was 45% for the three months ended December 31, 2005, up from 31% in the same period of 2004. The 2004 results included charges and inventory reserves associated with the closure of the Mod II wafer manufacturing facility in July, 2005 totaling $1.9 million. Additionally, the increase in gross margin for the three months ended December 31, 2005 compared to the same period of 2004 reflects improved wafer pricing and cost savings as a result of actions taken in the summer of 2005 to consolidate certain support activities including the transfer of certain of these activities from our U.S. operations to our Philippines operations. The consolidations are in line with our focus on supporting the growing opportunities in the Asia and China regions.

For the nine months ended December 31, 2005, our gross margin was 42% compared to 43% in the same period of 2004. As previously stated the 2004 results included charges and inventory reserves associated with the closure of the Mod II wafer manufacturing facility in July, 2005 totaling $1.9 million. The decrease in gross margin for the nine months ended December 31, 2005 compared to the same period of 2004 reflects the reduction in sales of higher margin legacy products coupled with the proportionate increase of flash-based microcontroller products which currently generate lower gross margin than our some of the more mature product offerings. Gross margins on these flash products continue to improve as sales demand and volume grows allowing us to leverage lower wafer pricing from our suppliers.

Research and Development Expenses. Research and development expenses were $5.2 million in the three months ended December 31, 2005, reflecting a 4% decrease from the $5.4 million in the three months ended December 31, 2004. For the nine months ended December 31, 2005, research and development expenses increased 1% to $16.0 million from $15.9 million for the same period in 2004.

For the three months and nine months ended December 31, 2005, fluctuation and changes in the research and development spending primarily reflects increases or decreases in support costs such as engineering wafers, mask costs, contractors and other associated costs to support the programs and can be merely a function of the status or stage of the various programs in its development. Our research and development spending continues to be focused on our new embedded flash products, including our latest family of Flash-based Microcontrollers, the Z8Encore!XP and Z8 Encore! MC as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the Infrared remote control market segment Additionally, in February 2005, we announced the release of our 32 bit ARM based family of microcontroller products initially focused on the point of sale and security based target markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2005 decreased 36% to $5.0 million, down from $7.8 million for the three months ended December 31, 2004. Selling, general and administrative expenses decreased by $5.0 million, or 22%, to $17.7 million for the nine months ended December 31, 2005, as compared to the same period in 2004.

The decrease in our selling, general and administrative spending for both the three and nine months ended December 31, 2005, compared to 2004 is primarily due to savings from cost reduction programs to reduce headcount in our sales and marketing support functions, as well as savings from the consolidation certain administrative functions in our Philippines operations. These savings were partially offset by increased costs to support Sarbanes-Oxley activities and incremental costs associated with the Microchip lawsuit.

Special Charges. Special charges for each period indicated were as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Asset impairments:
MOD II asset impairment	$—	$—	$—	$5.4
MOD II assets carrying value	—	4.2	—	4.2
MOD II assets proceeds	—	(5.9)	—	(5.9)
Restructuring of operations:
Employee severance, termination benefits and transfer costs	0.1	0.2	1.6	2.0
MOD II period maintenance costs	0.1	0.8	0.7	3.2
MOD III period maintenance costs	0.1	0.3	0.2	1.3
MOD III period maintenance cost reimbursement	—	—	—	(4.8)
	$0.3	$(0.4)	$2.5	$5.4

During the three months ended June 30, 2005, the Company initiated a plan of action to consolidate certain of its support activities and transfer certain of these activities to its Philippines operations. These activities have resulted in lower overall support costs. The total severance and benefits cost of this action to date has been $1.6 million which has been recorded as special charges during the nine months ended December 31, 2005, and the remaining amount will be recorded over the required service periods of the employees to be terminated and is expected to be completed during the period ending March 31, 2006. In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II and MOD III in a saleable state. During the nine months ended December 31 2004, the Company received reimbursement of accumulated expenses for sustaining MOD III in the amount of $4.8 million related to the sale of MOD III assets as noted in the preceding table of special charges.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

	Severance and Termination Benefits	MOD II Period Closure Costs	Total
Balance at March 31, 2005	$0.1	$0.3	$0. 4
Provisions for employee severance and termination benefits	1.6	——	1.6
Cash paid	(1.2)	(0.1)	(1.3)
Balance at December 31, 2005	$0.3	$0.2	$0.5

Three and Nine Months Ended December 31, 2005. Restructuring of operations during the three and nine months ended December 31, 2005, included severance and termination benefits of approximately $0.1 million and $1.6 million, respectively, related to a reduction-in-force and support activity consolidation implemented during the quarter ended June 30, 2005, and $0.1 million and $0.7 million, respectively, to maintain MOD II, and $0.1 million and $0.3 million respectively to maintain MOD III.

Three and Nine Months Ended December 31, 2004. Restructuring of operations during the nine months ended December 31, 2004, included severance and termination benefits of approximately $2.0 million primarily related to the Company’s reduction-in-force due to the closure of its MOD II five-inch wafer fabrication facility in Nampa, Idaho on July 11, 2004, and $5.4 million of asset impairments, primarily related to the write-down of MOD II assets to fair value during the period. During the three and nine months ended December 31, 2004, other special charges included $0.8 million and $3.2 million, respectively, related to the closure and maintenance of MOD II, $0.3 million and $1.3 million, respectively to maintain MOD III, and the reimbursement of $4.8 million of accumulated maintenance expenses of MOD III. Post-closure maintenance costs of the MOD III eight-inch and MOD II five-inch wafer fabrication facilities consist of utilities, taxes, insurance, and other maintenance costs required to maintain the facilities in a condition required for the sale of the respective properties and are expensed to special charges as incurred. Recoupment of these charges from the sale of assets is recorded as a credit to special charges when funds are received. Completion of the migration of the MOD II production to outside foundries, has finalized our strategy of becoming fully fabless and our legacy products are primarily sourced from X-FAB and our newer products are sourced from foundries in Taiwan.

Stock-Based Compensation. Our stock-based compensation primarily represents primarily amortization of deferred compensation associated with stock options and restricted stock awarded to employees and contractors at prices below fair value. During the three months ended December 31, 2005 and 2004, we recognized $0.1 million and $0.5 million of stock-based compensation, respectively. During the nine months ended December 31, 2005 and 2004, we recognized $0.6 million and $1.6 million of stock-based compensation, respectively. These charges were recorded to reflect the intrinsic value of awards of restricted stock and stock options to certain executives, employees and consultants. These non-cash charges are primarily included in our selling, general and administrative expenses. During the nine month period ended September 30, 2004, we canceled a restricted stock award to our CEO and replaced it with stock options that resulted in a non-cash compensation charge of approximately $0.2 million. Our right to repurchase shares of restricted stock for $0.01 per share generally lapsed 25% on the award date and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and was recognized ratably over the three years vesting period as these restrictions lapsed. All restricted shares issued prior to May 2005 became fully vested in May 2005. During the three month period ended December 31, 2005 the Board of Directors approved restricted shares grants to its executive officers. The grants approved were to Mr. Thorburn CEO 100,000, to Mr. Sheridan 60,000 and to Mr. Grace 60,000. These restricted shares were issued at a price of $0.01 per share and vest at the earlier of a change in control or a 3 year cliff vesting. Compensation expense was recorded in association with these grants and is being amortized ratably over three years, ending on the third anniversary of the date of the grants.

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

The separable intangible assets identified in connection with fresh- start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount, recorded May, 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.4	4.7	21.1
Book value at December 31, 2005	$0.6	$4.5	$5.1

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Fiscal Year	Current Technology	Brand Name	Total Amortization
January – March 31, 2006	$0.1	$0.2	$0.3
2007	0.3	0.9	1.2
2008	0.1	0.9	1.0
2009	0.1	0.7	0.8
2010	—	0.7	0.7
Thereafter	—	1.1	1.1
Total	$0.6	$4.5	$5.1

Interest Income/Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the nine months ended December 31, 2005 was $0.6 million as compared to $0.3 million for the nine months ended December 31, 2004. The higher interest income reflects interest earned on cash raised by the Company in its March 19, 2004 offering of common stock. There was no interest expense in the nine months ended December 31, 2005 as outstanding debt was extinguished in 2004.

Income Taxes. During the nine months ended December 31, 2005, our income tax provision was $1.3 million, which primarily reflects amortization of a deferred charge and provisions for taxes in profitable foreign jurisdiction. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable. On November 1, 2005, the Company entered into an Advanced Pricing Agreement with United States Internal Revenue Service whereby both parties agreed to certain valuations associated with the transfer of the economic value of certain assets between legal entities. The tax provision for the three and nine months ended December 31, 2005 includes a one-time credit of $0.7 million reflecting the reversal of certain provisions no longer considered necessary based on this agreement.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $24.1 million, compared to $33.6 million at March 31, 2004.  Cash used by operating activities was $5.8 million for the nine months ended December 31, 2005, compared to $1.3 million of cash provided by operating activities in the nine months ended December 31, 2004.

During the nine months ended December 31, 2005, cash used by operating activities of $5.8 million primarily reflects our $14.0 million net loss, offset partially by: (i) non-cash charges for depreciation and amortization, including amortization of fresh start intangible assets of $3.5 million; (ii) cash provided for operations from reductions in accounts receivable, inventories and prepaid expenses and other current and non-current assets of $3.2 million, $2.6 million and $1.5 million, respectively.

During the nine months ended December 31, 2004, cash provided by operating activities of $1.3 million primarily reflects our $18.5 million net loss, offset by : (i) non cash charges for depreciation and amortization including amortization of fresh start intangible assets, net change in assets held for sale related to sale of equipment and stock based compensation expense of $4.9 million, $4.0 million and $1.6 million, respectively;  (ii) changes in operating assets and liabilities from decreases in accounts receivable, prepaid expense and other current and non-current assets and accrued charges and other liabilities of $6.4 million, $0.8 million, and $2.3 million respectively; and, (iii) goodwill adjustment net of change in deferred tax assets and liabilities of $0.4 million.

Cash used by investing activities was $3.7 million in the nine months ended December 31, 2005, primarily reflecting capital expenditures for new test equipment and software upgrades. For the nine months ended December 31, 2004, net cash generated by investing activities was $2.4 million, comprised of $3.5 million of capital expenditures related primarily to purchase and implementation of internal-use software and building improvements, offset by the proceeds of $5.9 million related to the sale of equipment from our MOD II wafer fabrication facility.

Cash provided by financing activities was $0.1 million for the nine months ended December 31, 2005 and consisted of proceeds for issuances of stock to employees under our employee stock purchase plan offset by $0.1 million for the repurchase of restricted common stock from a former employee. Cash used for financing activities for the nine months ended December 31, 2004 of $6.0 million primarily reflects liquidation of short term debt, and re-purchases of common stock on the open market of $4.3 million and $5.0 million, respectively, offset by net proceeds from the balance of our 2004 stock offering and the issuance of common stock under stock purchase plans of $2.8 million and $0.5 million, respectively.

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

•      Termination and exit charges, and

•      MOD III and MOD II closure costs.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Reconciliation of net loss to EBITDA:
Net loss	$(3.1)	$(9.3)	$(14.0)	$(18.5)
Depreciation and amortization	1.2	1.6	3.5	4.9
Interest expense, net	(0.2)	(0.1)	(0.6)	(0.3)
Income tax expense (benefit)	—	1.6	1.3	1.6
EBITDA	$(2.1)	$(6.2)	$(9.8)	$(12.3)

Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$(2.1)	$(6.2)	$(9.8)	$(12.3)
Interest expense, net	0.2	0.1	0.6	0.3
Benefit (provision) for income taxes and liabilities	—	(1.6)	(1.3)	(1.6)
Goodwill adjustment and liabilities	0.4	0.9	0.4	8.3
Deferred income tax assets and liabilities	(0.2)	1.4	(0.2)	(7.9)
Gain on sale of MOD II assets	—	(1.7)	—	(1.7)
Asset impairments	—	—	—	5.4
Loss on asset disposal	—	0.1	—	0.2
Stock-based compensation	0.1	0.5	0.6	1.6
Changes in operating assets and liabilities and liabilities	(0.3)	(0.6)	3.9	9.0
Net cash provided (used) by operating activities	$(1.9)	$(7.1)	$(5.8)	$1.3

Our cash needs during the nine months ended December 31, 2005 primarily includes funding operating losses, working capital, special charges and capital expenditures.  In April 2004, we announced the closure of our MOD II wafer fabrication facility which resulted in the elimination of approximately 150 positions.  In May 2005, we commenced a consolidation of our support activities.  We anticipate the remaining cash costs of this action will be approximately $0.3 million of stay-on entitlements, severance benefits and other cash costs to be paid primarily during the three months ending March 31, 2006.  We currently anticipate that available cash will be adequate to satisfy our cash requirements for at least the next twelve months.

We expect fiscal 2006 capital expenditures will total approximately $3.7 million to $4.2 million, primarily for new semiconductor test equipment to support our embedded flash production and sales, building improvements and internal use software.  Decisions related to cash requirements for investing activities are influenced by our expected cash provided by or used in operations, our existing cash reserves and the investment needs of the business as we continue to expand our development activities.

Contractual Obligations.

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2006 through fiscal 2010. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. We have not entered into any material new vendor supply agreements or lease commitments or indemnifications during the nine months ended December 31, 2005.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods included in these financial statements.

Seasonality

Sales typically increase in the quarter ending June 30 and peak in the quarter ending September 30 driven by increased holiday demand from our customers in the home entertainment and consumer products markets.  Our revenues are generally lower in the quarters ending March 31 and December 31compared to the remainder of the year.  We believe that this historical seasonal trend could be impacted in the current year by general economic conditions and reduction in sales of our legacy and other product portfolios. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  The requirements of SFAS No. 123R will become effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption.  The Company is currently evaluating the impact adopting SFAS No.123R, but expects the adoption of SFAS No. 123R will result in significant stock compensation expense.

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

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $95.6 million for the calendar year ended December 31, 2004, compared to $103.6 million in the calendar year ended December 31,2003.  In addition, our net sales for the nine months ended December 31, 2005 were $58.7 million, compared to net sales of $69.6 million for the same period in 2004. We anticipate that sales of our legacy products will continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products.  In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our new eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new products now represent approximately 11% of our net sales and we currently expect the contribution of these products to continue to grow.  If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected.  In addition, as we introduce new products, including our flash and IR products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our flash products to be as strong as those on our legacy products for the foreseeable future. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 57% of our net sales for the three months ended December 31, 2005, 56% of our net sales for the nine months ended December 31, 2005, and 50% of our net sales for 2004. In addition, our five largest distributors accounted for approximately 43% of our net sales for the three months ended December 31, 2005, 44% of our net sales for the nine months ended December 31, 2005 and 41% of net sales for 2004. One distribution customer accounted for approximately 24% of our net sales for the nine months ended December 31, 2005, and 21% in 2004 and was our number one customer for both 2005 and 2004. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers.  Our inability to obtain accurate and timely reports and to successfully manage these relationships could adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products. During the quarter ended December 31, 2005, our European distributors merged with another company. As a result of this transition, personnel assigned to the ZiLOG account may be reallocated or the level of service or amount of our product that is carried could change. Any such changes or future consolidation activity by our distributors could harm our results of operations.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 34% and 32% of our net sales for the three and nine months ending December 31, 2005, respectively, 37% of our net sales for 2004, and approximately 38% of our net sales for 2003.  For the three months ended December 31, 2005, we had one distribution customer that accounted for approximately 24% of our net sales and one OEM customer that accounted for approximately 12% of our net sales.  For the nine months ended December 31, 2005 we had one distribution customer that accounted for 23% of our net sales and one OEM customer that accounted for 10% of our net sales.  Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict.  Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments upon 30 days notice for standard products and 60 days notice for custom products without paying a cancellation or rescheduling charge. Customers may still cancel or reschedule within these time periods, however they routinely incur a cancellation or rescheduling charge. This cancellation risk is increased because our customers can purchase some similar products from our competitors. If any of our large customers choose to exit the business we supply or partner with or acquire any of our competitors our results of operations would likely be harmed. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 59% of our net sales for the nine months ended December 31, 2005, approximately 48% of our net sales for 2004, and approximately 42% of our net sales for 2003, calculated consistent with revenue recognition of distribution revenue on a deferred (re-sale) basis were made to foreign countries. These sales to foreign customers will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

We have had a history of losses for each of the years in the five-year period ended December 31, 2004, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We were not profitable in the nine-months ended December 31, 2005. We may not be profitable in the future.

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

We have implemented significant cost cutting measures in the past, including during the nine months ended December 31,2005. These cost cutting efforts have included:

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

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as our pending sale of certain assets of MOD II and the remaining assets of our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

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

December 31, 2004 Sarbanes-Oxley Section 404 Report:

In the course of our assessment of the effectiveness of our internal control financial reporting as of December 31, 2004, which assessment was conducted during the three months ended December 31 2004 and March 31, 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item 9A, Controls and Procedures in our Form 10-K for the year ended December 31, 2004.

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

Moreover, we continue to operate with a relatively small accounting staffing level and use supplemental resources such as contractors and consultants to provide additional accounting and finance support.  The loss of accounting personnel, particularly our chief financial officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.  Additionally, we are migrating certain accounting functions from the U.S. to our Philippines operations.  Failure to properly hire, train and supervise the work of our accounting staff, including those in the Philippines, could adversely impact our control environment and our internal controls, including internal controls over financial reporting.

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

Change in fiscal calendar and Sarbanes-Oxley Section 404 report:

On December 29, 2005, the Company’s Board of Directors unanimously adopted resolutions to change its fiscal year end from December 31 to March 31. The Company revised its fiscal year so that its audit work can be performed during non-peak periods with its independent accountants which the Company believes will result in cost savings over the long-term. The Company has also identified deficiencies in its information technology controls, including the need to better segregate duties as it relates to the use of its Oracle Information Systems modules and to improve its General Computing Controls compliance and documentation. The Company has not determined whether these deficiencies in its internal controls over financial reporting would constitute material weaknesses, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, as of December 31, 2005. The change in fiscal year will provide the Company with additional time to review, improve and remediate activities and operations around these controls although no assurance can be made that such deficiencies will be successfully remediated by March 31, 2006.  The Company is currently evaluating the impacting of adopting SFAS No.123R, but expects the adoption of SFAS No. 123R will result in significant stock compensation expense.

In December, 2005 the Securities and Exchange Commission adopted a change in its accelerated filer rules such that a company with a market capitalization, that is the number of shares outstanding multiplied by its trading value per share, of less than $50 million may be considered a non-accelerated filer and as such is exempt from the management confirmation and independent auditor attestation requirements under the Sarbanes-Oxley 404. At September 30, 2005, the Company was below this measure and as such will not be an accelerated filer for fiscal 2006 and will not include the management certification and independent auditor attestation over internal controls over financial reporting in its Form 10-K for the year ending March 31, 2006

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude some expense of stock options from our financial statements, effective for fiscal years beginning in 2006, the Company will be required to include the expenses of these options and the 15% discount employees receive on purchase under the employee stock purchase plan in the income statement in accordance with FAS 123R.  Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages.  Because we will soon be required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants on our employee stock option program may negatively impact our ability to attract and retain qualified employees.  The impact may adversely effect our reported financial results.

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

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America.  Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis.  For the nine months ended December 31, 2005 and 2004, Future purchased approximately $16.0 million and $13.5 million, respectively, contributing approximately 23% to our net sales.  Future Electronics distributes products of our competition that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C., funds managed by Capital Research and Management Company beneficially owned approximately 32% of our outstanding common stock, in the aggregate, as of December 31, 2005.  As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of these stockholders may differ from those of our other stockholders, including our future public stockholders.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio.  We do not use derivative financial investments in our investment portfolio.  Our primary investment objectives are to preserve capital and maintain liquidity.  These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company.  Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments.  As of December 31, 2005, our cash and cash equivalents of $24.1 million were invested in bank time deposits and money market funds.  We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.  The annualized average fixed interest rate for the three months ended December 31, 2005 was approximately 3.0 to 4.0%.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, James Thorburn, and the Company’s Chief Financial Officer, Perry J. Grace, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, except as disclosed below, Mr. Thorburn and Mr. Grace concluded that the Company’s disclosure controls and procedures operated effectively as of December 31, 2005 to ensure that information was properly compiled, communicated and analyzed by management of the Company on a timely basis so that quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

Changes in Internal Controls

As disclosed in the Company’s 8-K filed on December 29, 2005, the Company identified deficiencies in its information technology controls, including the need to better segregate duties as it relates to the Company’s Oracle modules and to improve access compliance. The Company has not as yet determined whether these deficiencies in its internal controls over financial reporting would constitute material weaknesses, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, as of December 31, 2005. Recently, the Company engaged independent consultants to assist in the review of the Company’s internal controls surrounding its information systems including a review with recommendations for change and the implementation of such changes to; 1) eliminate identified conflicts associated with Segregation of Duties in the use of its information systems, and 2) improve the documentation and compliance surrounding its General Computer Controls.

Other than these corrective measures, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. . In January, 2006, the Company filed a request for the re-examination of these patents with the United States Patent and Trademarks Office. The U.S. PTO usually takes up to 90 days to determine and advise as to their decision on undergoing such re-examination

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flow.

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

On July 29, 2004, ZiLOG announced that its board of directors has authorized a stock repurchase program pursuant to which ZiLOG may repurchase up to $5,000,000 in market value of its outstanding shares of common stock. ZiLOG’s common stock trades on the NASDAQ National Market and purchases under the program are made, from time-to-time, in the open market, through block trades or otherwise. Depending upon market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of December 31, 2005, the Company had repurchased a total of 572,100 shares costing $4.4 million, however, no shares were repurchased during the three months ended December 31, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a)             Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit
Number	Description

2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1 (d)	Form of Restricted Stock Purchase Agreement.

4.2 (d)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.3 (d)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.4 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Grant.

4.5 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Date of Hire.

4.6 (e)	Form of 2004 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2006.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2006.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2006.

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on May 15, 2002.

(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(c)	Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on November 17, 2005.

(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002

(e)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2004.

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

Date: February 9, 2006