Form 10-K
period 2006-03-31
ZILOG INC
filed 2006-06-26
CIK 319450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                  to

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

Common Stock, $0.01 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

As of September 30, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $19,224,134 based on the closing sale price for shares of the Registrant’s Common Stock as reported on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

At May 31, 2006, 16,584,407 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2006 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

•       estimates of market growth;

•       capital expenditures;

•       the adequacy of available cash; the cost or outcome of any litigation pending or threatened;

•       any gross margin improvement resulting from our research and development efforts;

•       the cost of compliance with environmental laws; and

•       the shipment dates for our 32-bit ARM products;

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to:  continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; the merger or acquisition of any key customers or distributors; our ability to sell and/or recover the carrying value of our assets held for sale; and anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility in Nampa, Idaho; and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.”

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

Unless otherwise specified as a forward-looking statement, the information contained in this report is historical in nature and speaks as of the date of this report unless otherwise clearly indicated. We disclaim any obligation to update this information for subsequent events.

Period Comparisons

Our results of operations from May 1, 2002 are not comparable to our results of operations prior to May 1, 2002, due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy as prescribed by the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, we have, in certain circumstances, combined results of our Predecessor and Successor Company’s operations for fiscal year 2002. Our combined results for 2002 are presented for convenience of annual comparison and are not meant to be a presentation in accordance with generally accepted accounting principles.

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Saturday of each calendar quarter with the exception of the last quarter, which ends on March 31 beginning in fiscal 2006. In accordance with the fiscal calendar in place at that time, the three month transition period ended on March 27, 2005 and the comparative period ended on March 28, 2004. For financial reporting purposes and convenience of reference, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, “ZiLOG,” “the Company,” “our,” “us,” “we,” and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.’s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore!, Z8Encore!XP, and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

PART I

ITEM 1.                BUSINESS

BUSINESS

Our Business

We are a fabless semiconductor supplier of 8-bit microcontroller semiconductor devices. A microcontroller is a computer-on-a-chip that is optimized to control electronic devices such as motors, remote controllers and user interfaces on appliances. A microcontroller is essentially a pc on a chip and typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller is offered as a complete solution because it incorporates application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software.

ZiLOG was founded in 1974 by Federico Faggin who co-invented the microprocessor. We design, develop, test and market a portfolio of these devices for a variety of applications used in; consumer electronics, home appliances, security systems, point of sale terminals, personal computer peripherals, personal health and medical products.

We introduced our first products in the mid-1970’s and have since established a globally recognized brand. We sell our devices directly to a diverse customer base of Original Equipment Manufacturers (“OEMs”) for general purpose use or for use in application specific end markets.  Additionally, we sell our devices to distributors who generally provide logistical and post sales support to these customers.

Since 2002, we have invested heavily in refurbishing our portfolio and have introduced our Z8 Encore!, Z8Encore!XP, Motor control and eZ80 Acclaim! these devices are designed to incorporate reprogrammable flash memory and enhanced peripherals with features that may allow such functionality as power management, secure transactions and/or connectivity.

Our Industry

Microcontroller devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances, security systems, point of sale terminals, personal computer peripherals as well as industrial and automotive applications. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16 and 32-bit architectures are typically higher performance, they can be too expensive for many high-volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. Manufacturers will choose the appropriate microcontroller based on cost, performance and functionality. Microcontrollers are used broadly in over 100 different market categories for specific and general purpose applications.

Analysts estimate the 8 bit market to be approximately $4 billion per year. We believe that 8-bit microcontrollers are generally perceived as the most cost-effective embedded control solution for high volume requirements. High-volume microcontrollers available today are typically Read Only Memory (“ROM”) or One-Time Programmable (“OTP”), which typically require longer delays and greater costs in order to implement customer application code changes as compared to reprogrammable flash, generally resulting in longer lead times, for delivery of such microcontrollers. In addition to delayed product introduction, these longer lead times can result in potential inventory obsolescence and disruptions to customers’ factory production when changes in the application code are required by the customer. To address some of these issues, some suppliers offer OTP-based microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus minimizing lead-time and inventory risks if the customer’s application code requires changes. Furthermore, flash memory offers the flexibility of in-product re-programmability. While these flash-based microcontrollers were initially expensive relative to ROM and OTP-based microcontrollers, manufacturing technology has evolved over the past several years to the point where the premium for flash microcontrollers over ROM and OTP-based microcontrollers is minimal.

Our Strategy

The key elements of our strategy are:

Deliver Complete Solutions to Our Customers

We are focused on providing advanced semiconductor solutions that assist our customers in adding functionality and enhancing the performance of their products.

Partner with third party manufacturers to leverage scale

Our manufacturing strategy is to utilize third party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technologies and to reduce our manufacturing costs. This strategy allows us to focus greater resources on product design, systems and software development and customer support. In line with this strategy, during 2002 and 2004 we closed our wafer manufacturing facilities in Nampa, Idaho, and migrated production of these products to our wafer foundry suppliers. Our new products are sourced from TSMC and UMC in Taiwan and our legacy products are primarily sourced from X-FAB in Lubbock, Texas.

Products and Applications

We design, develop, and market a broad portfolio of micrologic semiconductor devices for embedded control and communication applications used in consumer electronics, home appliances, security systems, point of sale terminals and personal computer peripherals, as well as industrial and automotive applications.

Our products offer our customers the ability to integrate peripheral functions (such as network connectivity, timers, serial communication, analog/digital conversion, infrared data transmission and display drivers) on our micrologic devices. These additional functions enhance the capabilities of the customer’s end product, which can lower their overall systems costs. These peripherals incorporate functionality that might otherwise be found in a separate chip on the printed circuit board to which the micrologic device is attached.

We combine different microprocessors, memories and peripheral functions to create devices specifically tailored to meet the requirements of targeted vertical markets.

Customers, Sales and Marketing

Introduction

To market our products, we utilize a well-trained, direct and distribution sales force, a customer-centric website, technical documentation that includes product specifications and application notes, development tools and reference designs, sales promotional materials, targeted advertising and public relations activities, and involvement in key trade shows and technical conferences in North America, Europe and Asia. Our direct sales force and our sales representatives cover various geographic locations in the Americas, Europe and Asia.

Sales Process

Through direct sales and distributors, we have developed relationships with customers, including large OEMs and end users. By collaborating with customers in an interactive product design and development process, we have been able to establish long-standing relationships, which help us solidify our customer base and define our next generation products

We work closely with our customers in identifying opportunities for the customer to pursue end product designs using our devices. The customer’s decision to design an end product using our devices is based upon technical and financial factors, including microprocessor performance, memory, peripheral options, pre-existing customer relationships, financial stability and pricing. Typically, a customer’s product architects and design engineers will then use our proprietary development tools over a period of many months or longer to design an end product and test the design using our devices before making a decision.

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

Direct Sales Force

Our direct sales force focuses on the Americas, Europe and Asia. We have offices located in the metropolitan areas of  San Jose, Seattle, Hong Kong, London, Munich, Seoul, Shanghai, Shenzhen (China), Singapore, Taipei and Toronto. The percentage of net sales derived directly from sales to OEM’s is included in Table 1 below, including one OEM customer, SMK, which represented 10%, 12%, 12% and less than 10% of the net sales for the twelve months ended March 31, 2006, the three months ended March 31, 2005 and the years ended December 31, 2004 and December 31, 2003, respectively. Additionally, from time to time we engage sales representative firms to further augment our own direct sales force.

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

Table 1—Percentage of Sales by Channel	Direct to OEM’s	Through Distributors
Twelve months ended Mar. 31, 2006	44%	56%
Three months ended Mar. 31, 2005	50%	50%
Twelve months ended Dec. 31, 2004	51%	49%
Twelve months ended Dec. 31, 2003	53%	47%

Distribution Partners

We entered into a distributor agreement with Future Electronics, effective October 23, 2002. This agreement provides that Future Electronics will be our exclusive full-service distributor within North America and will also serve as a non-exclusive distributor for the rest of the world. Either party may terminate the agreement upon 30 days’ prior written notice to the other party. Future Electronics is a private Canadian-based company with an extensive and well-integrated international distribution infrastructure. Their ability to cover a broad spectrum of market opportunities, especially in embedded flash-based products, continues to provide significant value and opportunities for our new flash product portfolio. Future Electronics’ value-added services to us have not increased our costs, and include a significant number of sales representatives focused on our business, seminars and workshops to train design engineers about our products, direct mail advertising, collateral materials and web site pages dedicated to our products. Net sales through our distribution channel are included in Table 1 above. In the twelve months ended March 31, 2006, three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003, Future Electronics accounted for approximately 24%, 20%, 20% and 18% of net sales, respectively.  Additionally, we use various distributors to support both our Asia and European markets. Distributors in these regions tend to specialize based on the country serviced. We have no exclusive arrangements in these regions and have distributor agreements for the supply and support of product sales to their customers.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technology, reduce our research and development costs and reduce our manufacturing costs. We source our wafer requirements from third-party foundries located in Taiwan and the United States. Wafers for our new products are supplied by TSMC and UMC and our legacy products are provide by X-FAB in Lubbock, Texas. Our assembly operations are performed by subcontractors located throughout Asia including Indonesia, Thailand and the Philippines, while a significant amount of our wafer probe and final product testing is conducted at our facility located in Manila, Philippines.

The SGS International Certification Services AG of Zurich, Switzerland granted an ISO 9001 certification to our Philippines test facility. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

Research and Development

Our research and development expenditures have been focused on development of flash-based microcontrollers, including our Z8 Encore! and eZ80 Acclaim! families of products. Additionally, we have focused our development resources on expanding our Crimzon family of devices for the remote control market and development of our new 32 bit ARM based family of products.

Research and development expenditures were $21.0 million, $5.2 million, $20.9 million and $18.0 million in the twelve months ended March 31, 2006, the three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003, representing 27%, 26%, 22% and 17% of net sales, respectively. In the twelve months ended March 31, 2006, the three month transition period ended March 31, 2005, and the years ended December 31, 2004, and 2003, our research and development expenditures were focused largely on our new embedded flash products, including our latest family of flash-based microcontrollers as well as new devices and software features for our Crimzon line of consumer solution products concentrated in the infrared remote control market segment   Additionally, in February 2006, we announced the release of our 32 bit ARM based family of microcontroller products initially focused on the point of sale and security based target markets.

Competition

The semiconductor industry is highly competitive and is characterized by price erosion and rapid technological change in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also expected to increase their participation in the semiconductor market.

We compete on a global basis with other micrologic device manufacturers who target the same specific market segment. We believe the primary bases for competition in this market include: price, technological sophistication, customer relationships, support tools, familiarity with micrologic architecture, and existing customer investment in system software based on a particular architecture. In many instances our competitors have similar competitive strengths to us, and they have significantly more resources than we do. Many of our competitors are much larger than we are, with broad product offerings in many sectors.

Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Intel, Microchip, Freescale, Renasas, STMicroelectronics and Texas Instruments, among others.

Backlog

Our total backlog of cancelable customer orders was $17.3 million at March 31, 2006, $13.0 million at March 31, 2005, $13.6 million at December 31, 2004 and $10.0 million at December 31, 2003. Our sales are generally made pursuant to short-term cancelable purchase orders that are cancelable upon 30 to 60 days notice rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period. Additionally, during times of economic downturn there tends to be excess capacity in the marketplace, driving shorter lead time expectations, which often results in a higher percentage of book-ship (or turns) business in the period.

Patents and Licenses

We currently have 170 U.S. and non-U.S. patents as of March 31, 2006, which expire between fiscal years 2007 and 2026.

We employ a combination of patents, copyrights, mask-work rights, trademarks and trade secrets, as well as contractual restrictions, to protect the proprietary aspects of our business and devices. In addition to our own intellectual property, we license technologies and products from others as necessary to provide second sources for standard products or to obtain rights to cores, cells or other technology. We often enter into agreements to incorporate into our designs the intellectual property of third parties. Such agreements may impose certain obligations or limitations on our use or disclosure of such intellectual property or the enforcement of our own intellectual property. We hold numerous U.S. and foreign patents and have additional U.S. and foreign patent applications pending. We also hold numerous mask works, copyrights to protect proprietary software employed in our devices, and trademarks. We intend to continue investing in the protection of our intellectual property through the filing of patent applications and, if appropriate, the registration of copyrights, mask-works and trademarks. Nevertheless, we believe that our continued success depends primarily on the technological skills and innovative abilities of our personnel and our ability to rapidly commercialize product developments. Thus, we believe that the loss of any one of our patents or trade secrets would not materially affect our core business.

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

From time to time we have received, and may in the future receive communications from third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the third party and/ or require a license thereto. With respect to those third party communications that are currently pending but which have not yet been filed as a lawsuit, we believe, after having consulted with counsel, that either (i) we have meritorious defenses, (ii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iii) we can modify our products to avoid such rights, but in any case, we may be sued and assessed damages for past infringement. Indeed, licenses may not be available on commercially reasonable terms, or at all. In addition, we have certain indemnification obligations to customers with respect to such claims of infringement of third party intellectual property rights by our devices. Should it become necessary to engage in litigation to defend against such assertions, such litigation could be expensive and time consuming. There can be no assurance that the ultimate resolution of these matters would not have a material adverse affect on our business.

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including our Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006 we filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all three patents. On March 13, 2006, we were informed that our motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

Employees

As of March 31, 2006, we had 501 full time employees, comprised of approximately 237 in manufacturing-related activities; 152 in engineering; 66 in sales and marketing; and 46 in general and administrative functions.

Our employees are not represented by any collective bargaining organization.

Environmental

Until 2005 we operated a wafer fabrication facility. Our manufacturing processes required us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers used large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us or other penalties. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.

Recently, laws and regulations have been enacted in several European Union member countries, including several jurisdictions in which we operate, restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Specifically, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If we are deemed to be a manufacturer of covered products, we may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. We may also incur substantial costs to change our contract partners manufacturing processes, redesign or reformulate, and obtain substitute components for, our products that are deemed covered products under the ROHS directive. If we fail to timely provide RoHS-compliant products, we will not be able to offer our products within European Union, and we may be subject to civil or criminal liabilities. Similar laws have been proposed and may be enacted in other locations where we sell our products, including various jurisdictions within the United States. We will need to ensure that we comply with such laws and regulations as they are enacted, and ensure, as appropriate or required, that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such laws, we could face sanctions for such noncompliance and our customers further may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.

With respect to environmental remediation, we could incur substantial costs for the clean up of contaminated properties, either those we own or operate or to which we have sent wastes in the past. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for cleanup costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could materially adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigation of environmental or employee health and safety matters.

Financial Restructuring and Reorganization

We filed a pre-packaged Chapter 11 reorganization plan with the United States Bankruptcy Court for the Northern District of California on February 28, 2002. The court confirmed the plan on April 30, 2002, and it became effective on May 13, 2002.

Pursuant to our reorganization plan, we extinguished $325.7 million of liabilities, which included $280.0 million in principal amount of our former 9 1/2% Senior Secured Notes due 2005, $27.2 million in accrued interest due on the notes and $18.5 million of dividends payable on our former series A preferred stock. Each holder of senior notes received, in exchange for its senior notes, it’s pro rata share of:

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

On February 28, 2002, we along with MOD III, Inc. filed voluntary petitions with the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11. The bankruptcy court confirmed the reorganization plan by its order entered on April 30, 2002, and the reorganization plan became effective on May 13, 2002.

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

Alternatively, you may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or access the information on the SEC’s website at http://www.sec.gov. Additional information regarding operation for the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

In addition, you may request a copy of these filings (including exhibits) at no cost by writing us at our principal offices at 532 Race Street, San Jose, CA 95126, attention: Investor Relations, or by calling (408) 558-8500.

ITEM 1A.        RISK FACTORS

RISK FACTORS

Risks Related to Our Business and Industry

The following risk factors should be considered carefully in addition to the other information in the Form 10-K. The risks described below are the ones we deem to be material to our business, but are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of these risks actually occurs, our business could be harmed materially.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales and gross margins.

In each of the past three years our net sales have declined significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $78.8 million for the twelve months ended March 31, 2006, $95.6 million for the calendar year ended December 31, 2004, and $103.6 million for the calendar year ended December 31, 2003. We anticipate that sales of our legacy products will continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on the next generation of micrologic products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. In November 2002 we launched our new 8-bit Z8 Encore! micrologic product, in February 2003 we launched our eZ80 Acclaim! micrologic product and in March 2004 our enhanced Z8 Encore! XP flash product family. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new flash products represented approximately 9% of our net sales for the year ended March 31, 2006, and we currently expect the contribution of these products to continue to grow. If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our new 8-bit micrologic products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products, including our flash and IR products, we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our flash products to be as strong as those on our legacy products for the foreseeable future. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues of our legacy products.

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

We may require additional capital in the future, and additional funds may not be available on terms acceptable to us.

Based on our existing financial plans and forecasts we believe that our existing cash and cash equivalents will be sufficient to meet our planned capital needs for the next 12 months. However, it is possible that we may need to raise additional capital to fund our future activities. We may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

We could be required to incur significant capital expenditures for test and information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business.

Our capital expenditures were $4.2 million for the twelve months ended March 31, 2006, $4.4 million and $1.9 million for the twelve months ended December 31, 2004 and 2003, respectively. We may be required to increase our future capital expenditures to meet increased demand.

Semiconductor manufacturing has historically required, and in the future is likely to continue to require, a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Even though we outsource our manufacturing, we are required to spend funds on mask designs and process technology improvements to remain competitive. We maintain certain of our own test facilities, which have required and will continue to require significant investments test technology and equipment.

We also may incur significant costs to implement new test equipment and information technologies to increase our productivity and efficiency. Any such implementation, however, can be negatively impacted by failures or inadequacies of the new test or information technology and unforeseen delays in its implementation, any of which may require us to spend additional resources to correct these problems or, in some instances, to conclude that the new technology implementation should be abandoned. In the case of abandonment, we may have to recognize losses for amounts previously expended in connection with such implementation that have been capitalized on our balance sheet.

We cannot assure you that we will have sufficient capital resources to make necessary investments in test equipment or information technology and equipment.

Interruptions in information technology systems could affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business, especially between the Philippines and our San Jose, California headquarters. Any significant system or network disruption, including but not limited to computer viruses, security breach, and energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

If we are unable to prevail in a patent litigation lawsuit we may incur substantial monetary liability and may be required or change our business practices.

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, the Company filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all three patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

We may be unable to make the substantial research and development investments required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We are committed to maintaining spending on new product development in order to stay competitive in our markets. There can be no assurances that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive.

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

We operate in the highly cyclical semiconductor industry, and have experienced a downturn in the business cycle, which has materially adversely affected our revenues and cash generation.

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the quarter ended December 31, 2000, we experienced a three-year downturn in our business cycle. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. Similar economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors accounted for approximately 56% of our net sales for the twelve months ended March 31, 2006, 50% for the three months ended March 31, 2005, and 49% and 47% of our net sales for the twelve months ended December 31, 2004 and 2003, respectively. In addition, our five largest distributors accounted for approximately 44% of our net sales for the twelve months ended March 31, 2006, 40% for the three months ended March 31, 2005, and 37% of net sales for 2004. One distribution customer accounted for approximately 24% of our net sales for the twelve months ended March 31, 2006, 20% for the three months ended March 31, 2005, and 20% and 18% for the twelve months ended December 31, 2004 and 2003, respectively. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could materially adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products. During the quarter ended December 31, 2005, one of our European distributors merged with another company. As a result of this transition, personnel assigned to the ZiLOG account may be reallocated or the level of service or amount of our product that is carried could change. Any such changes or future consolidation activity by our distributors could harm our results of operations.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 33% of our net sales for the twelve months ended March 31, 2006, 31% for the three months ended March 31, 2005, and 37% and 38% for the twelve months ended December 31, 2004 and 2003, respectively.  For the twelve months ended March 31, 2006, three months ended March 31, 2005, and the twelve months ended

December 31, 2004 and 2003, we had one distribution customer that accounted for 24%, 20%, 20% and 18% of our net sales, respectively.  For the twelve months ended March 31, 2006, three months ended March 31, 2005, and the twelve months ended December 31, 2004 and 2003, we had one OEM customer that accounted for 10%, 12%, 12% and 11% of our net sales, respectively.

Concentration of net sales to particular customers may change from period to period, but we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenues in any particular period for the foreseeable future. We have very few long-term contracts with our customers, and, like us, our customers typically compete in cyclical industries. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. Thus, our customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns on short notice, particularly because substantially all of our sales are made on a purchase order or sales order acknowledgment basis, which permits our customers to cancel, change or delay product purchase commitments.

Any of our large customers may choose to exit the business we supply or partner with or acquire product from our competitors. Should this occur our results of operations would likely be harmed. The loss of one or more major customers or any reduction, delay or cancellation of orders by any of these customers or our failure to market successfully to new customers could result in a significant reduction in net sales during one or more periods, excess inventory or write-downs of inventory.

Our revenue may decline if customers for whom we are sole source providers seek alternative sources of supply.

We serve as the sole source provider for some of our OEM customers. Those customers may choose to reduce their dependence on us by seeking second sources of supply, which could reduce our revenue. To remain a sole source provider, we must continue to demonstrate to our customers that we have adequate alternate sources for components, that we maintain adequate alternatives for production, and that we can deliver value added products on a timely basis.

Our international operations subject us to risks inherent in doing business in foreign countries that could impair our results of operations.

Approximately 60% of our net sales for the twelve months ended March 31, 2006, approximately 66% of our net sales for the three months ended March 31, 2005, approximately 66% and 66% of our net sales for the twelve month periods ended December 31, 2004, and, 2003, respectively, calculated consistent with revenue recognition of distribution revenue on a deferred (re-sale) basis were made to foreign countries. These sales to foreign customers will continue to represent a significant portion of our net sales in the future. We maintain significant operations or rely on a number of contract manufacturers in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include:

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

In addition, our activities outside the United States are subject to risks associated with fluctuating currency values and exchanges rates, hard currency shortages and controls on currency exchange. While our sales are primarily denominated in U.S. dollars, worldwide semiconductor pricing is influenced by currency rate fluctuations, and such fluctuations could harm our operating results materially.

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

We have had a history of losses for each of the years in the six-year period ended March 31, 2006, excluding the one-time gain on extinguishment of debt and fresh-start adjustments in 2002. We may not be profitable in the future.

We depend on key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business.

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our bankruptcy filing could impair our ability to recruit and retain employees. We do not have employment contracts with any of our executive officers.

As employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting. At times, our stock price has declined substantially, reducing the effectiveness of these incentives.

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

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Any such litigation may be unsuccessful and could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may harm our business materially.

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

Because the design and production process for semiconductors is highly complex, we may produce products whose design deviates from published specifications. In addition, one or more of our products may be found to contain production defects after we have already shipped such products. These production defects could be caused by either raw materials or errors in the production process. If errors or production defects are discovered after we have already shipped one or more of our products in volume, we could be materially adversely affected in one or more of the following ways:

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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. For example, in 1999 and 2000, a number of our customers changed the designs of computer mouse pointing devices that they manufactured, and as a result, these devices no longer contain our products. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. For example, net sales of our computer mouse pointing devices and other computer peripheral products decreased substantially from approximately $15.4 million in 2000 to approximately $4.9 million in 2001, approximately $2.4 million in 2002,  approximately $0.7 million for 2003,  approximately $0.1 million for 2004 and less than $0.1 for fiscal 2006. These reduced sales due to design changes have harmed us in the past, and additional design changes could result in lower revenues in the future.

We may forecast the future demand for our products incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

Since we must order products and build inventory substantially in advance of product shipments, we may forecast incorrectly and produce excess or insufficient inventories of particular products. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. As part of our business strategy, we maintain a substantial inventory of sorted wafers in a die bank but limit our investment in finished goods. We may have adequate wafer inventory to meet customer needs but may be unable to finish the manufacturing process prior to the delivery date specified by the customer. Demand for our products is volatile and customers often place orders with short lead times. Our inventory may not be reduced by sufficient demand of customer orders and in the future we may produce excess quantities of our products.

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of changes in estimated demand for our various products, we have taken charges for write down of inventories. For example, we recorded inventory write-down charges of $1.9 million in December 31, 2004, for excess inventories associated with the closure of our MOD II wafer fabrication facility in July 2004. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of our inventory, resulting in inventory write downs or other adverse consequences.

We have implemented significant cost cutting measures, and we may be required to implement additional cost cutting measures depending upon our future revenues and operating results.

We have implemented significant cost cutting measures in the past, including during the twelve months ended March 31, 2006. These cost cutting efforts have included:

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

From time to time, we evaluate our strategic alternatives with respect to our facilities and we may take actions, such as our sales of certain assets of MOD II and the remaining assets of our MOD III subsidiary, which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

We are subject to various environmental laws and regulations that could have a material adverse effect on us.

Until 2005 we operated a wafer fabrication facility. Our manufacturing processes required us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers used large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Our failure to comply with present or future laws and regulations or the loss of any permit required to conduct our business could result in fines being imposed on us or other penalties. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, have a materially adverse affect on our financial condition and results of operations, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.

Recently, laws and regulations have been enacted in several European Union member countries, including several jurisdictions in which we operate, restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Specifically, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS,

and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If we are deemed to be a manufacturer of covered products, we may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. We may also incur substantial costs to change our contract partners manufacturing processes, redesign or reformulate, and obtain substitute components for, our products that are deemed covered products under the ROHS directive. If we fail to timely provide RoHS-compliant products, we will not be able to offer our products within European Union, and we may be subject to civil or criminal liabilities. Similar laws have been proposed and may be enacted in other locations where we sell our products, including various jurisdictions within the United States. We will need to ensure that we comply with such laws and regulations as they are enacted, and ensure, as appropriate or required, that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such laws, we could face sanctions for such noncompliance and our customers further may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

With respect to environmental remediation, we could incur substantial costs for the clean up of contaminated properties, either those we own or operate or to which we have sent wastes in the past. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for cleanup costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could materially adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigation of environmental or employee health and safety matters.

We may engage in acquisitions and other forms of business combinations or partnerships that could materially adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we have made acquisitions in the past and may do so in the future. Acquisitions and other forms of business combinations or partnerships involve a number of risks that could harm our business and result in the acquired business not performing as expected, including:

•     insufficient experience with technologies and markets in which the acquired or combined business is involved, which may be necessary to successfully operate and integrate the business;

•     problems integrating the acquired or combined operations, personnel, technologies or products with the existing business and products;

•     diversion of management time and attention from our core business to the acquired or combined business;

•     potential failure to retain key technical, management, sales and other personnel of the acquired or combined business;

•     difficulties in retaining relationships with suppliers and customers of the acquired or combined business; and

•     subsequent impairment of the acquired or combined assets, including intangible assets.

In addition, acquisitions and other forms of business combinations or partnerships could require investment of significant financial resources and may require us to obtain additional equity financing, which may dilute our stockholders’ equity, or to incur additional indebtedness.

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

Sarbanes-Oxley Section 404:

In the course of our assessment of the effectiveness of our internal control financial reporting as of December 31, 2004, we identified two material weaknesses in our internal control over financial reporting which are more fully described under Item 9A, Controls and Procedures in our Form 10-K for the year ended December 31, 2004.

In addition, in the course of our ongoing 2005 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified a failure to record and thereby disclose in our 2004 Form 10-K certain grants of options to purchase: (1) 160,000 shares of our common stock at an exercise price of $12.44 and; (2) 45,884 shares of our common stock at an exercise price of $5.20. These grants were issued to our Chief Executive Officer in the quarter ended June 30, 2004 as more fully described under Item 4, Controls and Procedures, of our Form 10-Q for the period ended June 30, 2005. A footnote to the beneficial ownership table explaining the beneficial ownership of certain stock options held by our CEO was also incorrect. This reporting deficiency and the above material weaknesses in our internal control over financial reporting disclosed previously in our 2004 Form 10-K, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could materially adversely affect our ability to report our financial results on a timely and accurate basis.

Moreover, we operate with a relatively small accounting staffing level and use supplemental resources such as contractors and consultants to provide additional accounting and finance support. The loss of accounting personnel, particularly our chief financial officer, could materially adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting. Additionally, we have migrated certain accounting functions from the U.S. to our Philippines operations. Failure to properly hire, train and supervise the work of our accounting staff, including those in the Philippines, could materially adversely impact our control environment and our internal controls, including internal controls over financial reporting.

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

Change in fiscal calendar and Sarbanes-Oxley Section 404 report:

On December 29, 2005, our Board of Directors unanimously adopted resolutions to change our fiscal year end from December 31 to March 31. We revised our fiscal year so that our audit work can be performed during non-peak periods with our independent registered public accountants, which we believe will result in cost savings over the long-term. During the on-going reviews of our internal controls, during the three month period ended December 31, 2005, we identified deficiencies in our information technology controls, including the need to better segregate duties as it relates to the use of our Oracle Information Systems modules and to improve our General Computing Controls compliance and documentation. We have completed a thorough review of our control environment and have made improvements to our information technology controls in the areas where these deficiencies were identified. Although remediation of our information technology controls continue, our findings to date have not uncovered any errors, misstatements or acts of fraud that would lead us to conclude that we have any material weaknesses as of March 31, 2006.

In December, 2005 the Securities and Exchange Commission adopted a change in its accelerated filer rules such that a company with a market capitalization, that is the number of shares outstanding multiplied by its trading value per share, of less than $50 million may be considered a non-accelerated filer and as such is exempt from the management confirmation and independent registered public accountant’s attestation requirements under the Sarbanes-Oxley 404. At September 30, 2005, our market capitalization was below this measure and as such we will not be an accelerated filer for our fiscal year ended March 31, 2006 and will not include the management certification and our independent registered public accounting firm attestation over internal controls over financial reporting in this Form 10-K.

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

Changes in accounting principles generally accepted in the United States may materially adversely affect our reported financial results or otherwise harm our business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude some expense of stock options from our financial statements, effective for fiscal years beginning in 2007, the Company will be required to include the expenses of these options and the 15% discount employees receive on purchase under the employee stock purchase plan in the income statement in accordance with FAS 123R.  Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. Because we will soon be required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants on our employee stock option program may negatively impact our ability to attract and retain qualified employees. The impact may materially adversely affect our reported financial results.

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

In October 2002, we engaged Future Electronics as our exclusive full-service distributor in North America. Additionally, Future Electronics provides distributor support to us in Europe and Asia on a non-exclusive basis. For the twelve months ended March 31, 2006, Future purchases were approximately $18.6 million or 24% of net sales. For the twelve months ended December 31, 2004 and 2003, Future purchased approximately $19.3 million and $18.3 million or 20% and 18% of net sales, respectively. Future Electronics distributes products of our competition that may directly compete with our product offerings. If Future Electronics chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future Electronics were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

Our directors, named executive officers and our two largest stockholders, who beneficially own approximately 36% of our common stock in the aggregate, may have interests that conflict with the interests of our other stockholders.

Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C., and funds managed by Capital Research and Management Company beneficially owned approximately 36% of our outstanding common stock, in the aggregate, as of March 31, 2006. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of our largest institutional stockholders may differ from those of our other stockholders, including our future public stockholders.

ITEM 2.                PROPERTIES

San Jose, California

Our corporate headquarters are located in a 41,000 square foot facility in San Jose, California, which we occupy under a lease through January 31, 2008. There is no option to extend the lease beyond this date.

Nampa, Idaho

We currently own a 108,000 square foot building and 13.03-acres of developed land located in Nampa, Idaho, which we call MOD II. In July 2004, MOD II manufacturing operations ceased. In October 2004 we sold substantially all of its manufacturing assets, which were located within the MOD II facility for $6 million. The MOD II land and buildings are currently held for sale. In February 2006 we sold 19.9 acres of undeveloped land to Micron Technologies, Inc.

Meridian, Idaho

In May of 2004, we entered into a 5-year lease for a 15,500 square foot facility in Meridian, Idaho, which can be extended at our option for an additional 3 years. This facility is used as our Idaho Technology Center and supports our foundry supplier partnerships, product and design engineering, failure analysis and customer manufacturing support activities.

Shanghai, China

In February of 2004, we entered into a 3-year lease for a 5,900 square foot facility in Shanghai, China, which can be extended for an optional term with 3 months advanced notice. This facility is used as our China Design Center and supports our design engineering and development activities, focused on the expanding Asian market.

Bangalore, India

We currently lease a 17,710 square foot facility in Bangalore, India, under three separate leases expiring in December 2007, November 2008 and April 2010. This facility is used as our India Design Center and supports our software engineering and tools development activities.

Manila, Philippines

A majority of our product testing, inventory warehousing and logistics, resides in a 64,000 square foot facility located in the Philippines. In October 2003, we executed a new lease agreement for the Philippines facility through March 2009.

Short Term Leases

We have short-term leases for sales offices located in the U.S., Canada, England, Germany, Korea, Malaysia, and the People’s Republic of China (including Hong Kong), Singapore and Taiwan.

We believe that all of our properties currently are adequate to meet our needs.

MOD III Transferred Assets to ZiLOG MOD III, Inc.

In January 2002, we closed our MOD III facility, which is approximately 158,000 square feet building residing on 15 acres of developed land and 4 acres of undeveloped land. In connection with our plan of reorganization, we transferred the assets of the MOD III facility to ZiLOG MOD III, Inc. In September of 2004, we sold substantially all of its manufacturing assets for $26.0 million to STMicroelectronics. The holders of our former senior notes received $20.2 million in net proceeds from this sale in October of 2004.

In July of 2004, ZiLOG MOD III, Inc. sold its production equipment to STMicroelectronics, Inc. At the completion of the sale in September, 2004, ZiLOG, Inc. received approximately $4.9 million for reimbursement of sustaining costs incurred, which was recorded as an offset to special charges.

In February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc. for a total consideration net of closing costs of $4.6 million. These assets included the dormant 8” wafer fabrication facility and associated land owned by ZiLOG Mod III, Inc. and vacant property owned by ZiLOG, Inc. ZiLOG MOD III, Inc. shareholders have voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The distribution of the net proceeds includes $1.1 million to ZiLOG, Inc. for the vacant property, $0.7 million to ZiLOG, Inc. for reimbursement of sustaining and maintenance costs incurred and $0.1 million and $0.2 million set aside for estimated remaining sustaining costs and estimated liquidation costs, respectively. The remaining $2.5 million is anticipated to be distributed to holders of ZiLOG MOD III, Inc. Series A Preferred stock on the liquidation of MOD III, Inc. and has been recorded as a liability in the consolidated financial statements at March 31, 2006.

ITEM 3.     LEGAL PROCEEDINGS

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we are infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products, including our Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all three patents. On March 13, 2006, we were informed that our motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices. Either of these consequences could have a material adverse effect on our financial position, results of operations or cash flow.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) was adopted by the compensation committee of our Board of Directors on December 17, 2003 and approved by our stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The 2004 Plan authorizes the grant of up to 1,500,000 shares of our common stock, par value $0.01.

The Company’s Employee Stock Purchase Plan (“2004 ESPP”) was adopted by the compensation committee of our Board of Directors on December 17, 2003 and approved by our stockholders on February 12, 2004. The 2004 ESPP became effective on May 15, 2004. A total of 1,250,000 shares of common stock have been reserved for issuance under the 2004 ESPP to eligible employees. At March 31, 2006 a total of 134,153 shares of our common stock have been purchased under the 2004 ESPP, leaving a total of 1,115,847 shares available to be purchased.

On February 18, 2004, our Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split. In addition, we reclassified $200,000 from “Common stock” to “Additional paid-in capital” in the Company’s balance sheet at both December 31, 2003 and 2002.

On March 12, 2004, our common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently on April 6, 2004 through the exercise of an over allotment option, we raised approximately $24.4 million through the sale of 2,252,100 shares of our common stock at a price of $12.50 per share in a registered public offering of our stock. Subsequent to our May 2002 financial restructuring and prior to our March 2004 stock offering, our stock was traded on the OTC-Bulletin board.

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

	High	Low
2003 Calendar Year
First Quarter	$6.40	$3.38
Second Quarter	$6.96	$3.32
Third Quarter	$8.00	$5.62
Fourth Quarter	$11.68	$6.70
2004 Calendar Year
First Quarter	$14.98	$10.44
Second Quarter	$13.85	$8.77
Third Quarter	$10.96	$7.35
Fourth Quarter	$8.00	$5.10
2005 Transition Period
January 1—March 27, 2005	$8.15	$4.96
2006 Fiscal Year
April 1—June 30, 2005	$5.58	$3.58
July 1—September 30, 2005	$4.49	$2.40
October 1—December 31, 2005	$3.25	$2.35
January 1—March 31, 2006	$3.23	$1.99

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of March 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column A	Weighted-average exercise price of outstanding options, warrants and rights Column B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)(2)	1,803,309	$6.50	1,121,381
Equity compensation plans not approved by security holders	—	—	—
Total	1,803,309	$6.50	1,121,381

(1)          The ZiLOG 2002 Omnibus Stock Incentive Plan was originally approved under the terms of our plan of reorganization on May 13, 2002.

(2)          The ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholders on February 12, 2004.

See Note 12 of the notes to the consolidated financial statements for a discussion of related party transactions. As of March 31, 2006, we had approximately 9 holders of record of our common stock. We have not paid any dividends and currently intend to retain any future earnings for investment in our business.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the twelve months ended March 31, 2006 and the three month transition period ended March 31, 2005 and the consolidated balance sheet data as of March 31, 2006 and March 31, 2005 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K which have been audited by Armanino McKenna, LLP, an independent registered public accounting firm. Financial statements and data related to the three month period ended March 31, 2004 are unaudited. The consolidated statement of operations data for the twelve months ended December 31, 2004 and 2003 and the consolidated balance sheet data as of  December 31, 2004 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K, which have been audited by KPMG, LLP, an independent registered public accounting firm.

Upon emergence from Chapter 11 proceedings in May, 2002, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7. In connection with the adoption of fresh-start reporting, our reorganization value has been allocated to our assets and liabilities on a basis which is substantially consistent with the purchase method of accounting. Our financial statements for periods subsequent to adoption of fresh-start reporting are not comparable with those prepared before our plan was confirmed because they are, in effect, those of a new entity. Consequently, the consolidated balance sheet data at March 31, 2006, March 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002 and at May 1, 2002 are labeled “Successor Company,” and reflects the effect of our reorganization plan and the associated fresh-start adjustments. Periods presented prior to May 1, 2002 have been designated “Predecessor Company.”

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

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31 beginning in fiscal 2006. In accordance with the fiscal calendar in place at that time, the fiscal

2005 year ended on March 27, 2005 and the comparative period ended on March 28, 2004. For financial reporting purposes and convenience of reference, fiscal periods are labeled as ending on calendar month-end.

	Successor Company			Combined	Successor Company	Predecessor Company		Successor Company
	Twelve Months Ended				Eight Months Ended	Four Months Ended	Twelve Months Ended	Three Months Ended
(In millions, except per share data)	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2002	Apr. 30, 2002	Dec. 31, 2001	Mar. 31, 2005	Mar. 31, 2004
Consolidated Statement of Operations Data:

Net sales	$78.8	$95.6	$103.6	$139.6	$93.6	$46.0	$172.3	$20.2	$26.0
Cost of sales	45.4	52.2	55.2	77.3	51.2	26.1	130.1	12.5	12.6
Cost of sales—fresh-start inventory adjustment	—	—	—	3.9	3.9	—	—	—	—
Gross margin	33.4	43.4	48.4	58.4	38.5	19.9	42.2	7.7	13.4
Gross margin percent of sales	42%	45%	47%	42%	41%	43%	24%	38%	52%
Operating expenses:
Research and development	21.0	20.9	18.0	17.9	11.1	6.8	28.7	5.2	5.1
Selling, general and administrative	23.7	29.6	27.6	33.4	22.6	10.8	46.1	7.4	6.8
Special charges and reorganization items(1), net	2.4	5.9	3.8	9.7	2.8	6.9	54.3	0.4	0.5
Amortization of intangible assets	1.9	4.2	6.8	7.9	7.9	—	—	0.6	1.1
In-process research and development	—	—	—	18.7	18.7	—	—	—	—
Total operating expenses	49.0	60.6	56.2	87.6	63.1	24.5	129.1	13.6	13.5
Operating loss	(15.6)	(17.2)	(7.8)	(29.2)	(24.6)	(4.6)	(86.9)	(5.9)	(0.1)
Other income (expense):
Fresh-start adjustments	—	—	—	83.7	—	83.7	—	—	—
Net gain on discharge of debt	—	—	—	205.7	—	205.7	—	—	—
Interest income	0.8	0.3	0.3	0.3	0.2	0.1	1.1	0.2	0.1
Interest expense(2)	—	(0.2)	(0.4)	(5.5)	(0.5)	(5.0)	(33.7)	—	(0.1)
Other, net	(0.1)	—	0.5	0.6	0.5	0.1	(0.8)	(0.1)	(0.1)
Total other income (expense)	0.7	0.1	0.4	284.8	0.2	284.6	(33.4)	0.1	(0.1)
Income (loss) before reorganization items, provision (benefit) for income taxes, equity method investment loss	(14.9)	(17.1)	(7.4)	255.6	(24.4)	280.0	(120.3)	(5.8)	(0.2)
Reorganization items	—	—	—	4.0	—	4.0	—	—	—
Provision (benefit) for income taxes	1.9	1.4	(1.5)	1.7	1.6	0.1	0.5	0.8	(0.2)
Equity method investment loss	—	—	—	—	—	—	7.2	—	—
Net income (loss)	(16.8)	(18.5)	(5.9)	249.9	(26.0)	275.9	(128.0)	(6.6)	—
Less: preferred stock dividends accrued	—	—	—	1.9	—	1.9	5.1	—	—
Net income (loss) attributable to common stockholders	$(16.8)	$(18.5)	$(5.9)	$248.0	$(26.0)	$274.0	$(133.1)	$(6.6)	$—
Basic and diluted net loss per share(3)	$(1.02)	$(1.16)	$(0.41)		$(1.82)			$(0.41)	$—
Weighted-average shares used in computing basic and diluted net loss per share(4)	16.4	16.0	14.3		14.3			16.2	14.7

(1)          Special charges and reorganization items consist of asset impairments, restructuring charges, net reimbursement of MOD III sustaining and maintenance costs and debt restructuring fees in all periods presented.

(2)          Excludes contractual interest of $4.2 million in the four months ended April 30, 2002, which was not recorded during the reorganization.

(3)          Loss per share for the Predecessor Company is not presented because the common stock was not traded on an established trading market.

(4)          Share data has been restated for a 1 for 2 reverse split effected in 2004.

	As of March 31,		As of December 31,
(In millions)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27.0	$33.6	$37.7	$22.0	$29.4
Working capital	22.9	36.9	41.6	21.0	19.1
Total assets	71.6	92.4	98.1	133.9	168.8
Current liabilities	23.9	25.3	24.9	27.4	35.1
Total liabilities	29.8	34.6	34.2	43.2	72.0
Stockholders’ equity	41.8	57.8	63.9	60.7	66.8

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled “Risk Factors” and in other sections of this Form 10-K.

The following is management’s discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the twelve months ended March 31, 2006,  December 31, 2004 and 2003,  the three month transition period ended March 31, 2005 and the three months ended March 31, 2004 for comparative purposes. This discussion and analysis should be read in conjunction with the section entitled “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto included elsewhere herein. Management’s discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of thirteen weeks in duration ending on the last Saturday of each calendar quarter with the exception of the last quarter, which ends on March 31 beginning in fiscal 2006. In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005 and the prior year comparative period ended on March 28, 2004. For financial reporting purposes and convenience of reference, we have labeled our interim fiscal periods as ending on calendar month-end. The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

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

Like many companies in our industry, during the December quarter of 2000 we began to experience declining sales. During the first half of 2001 our previous CEO resigned and our current CEO, Jim Thorburn, joined the Company to restructure our operations, financials and product portfolio with the goal of eliminating the debt, positioning the Company for growth and returning the Company to profitability. Under this leadership, we implemented a three-phase plan with the objective of establishing and maintaining financial stability, reclaiming the Company’s traditional 8 bit microcontroller markets and customers and investing in innovative products.

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

2004 Stock Offering

On February 18, 2004, our Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All common shares and per-share figures presented herein have been retroactively restated to reflect this one-for-two reverse stock split.

On March 12, 2004, our common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently on April 6, 2004 through exercise of the underwriters’ over allotment option, we raised approximately $24.4 million through the sale of 2,252,100 shares of our common stock at a price of $12.50 per share in a registered public offering of our stock. Subsequent to our May 2002 financial restructuring and prior to our March 2004 stock offering, our stock was traded on the OTC-Bulletin board.

2004 and 2006 Asset Sales

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

On September 24, 2004, we sold all of our wafer manufacturing equipment and certain other manufacturing support-related assets of our MOD II facility in Nampa, Idaho, to STM for an aggregate cash consideration of $5.9 million net of selling costs and expenses. A net gain of $1.7 million was recorded in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings which have been classified as assets held for sale on our balance sheet as of March 31, 2006.

In February 2006, ZiLOG MOD III, Inc., a special purpose subsidiary created for the economic benefit of our former bondholders, completed the sale of the remaining assets of MOD III to Micron Technology, Inc for a total consideration of $3.8 million. These assets included the dormant 8” wafer fabrication facility and associated land owned by ZiLOG Mod III, Inc. ZiLOG MOD III, Inc.’s shareholders have voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The costs to liquidate ZiLOG Mod III, Inc. are estimated to be $0.2 million. We anticipate that approximately $2.5 million will be distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock on the liquidation of the subsidiary and accordingly this estimated distribution amount due has been recorded in our consolidated financial statements at March 31, 2006. A summary of the proceeds, transaction costs and distributions appears in Table 2, Item 2 under the heading MOD III Transferred Assets to ZiLOG MOD III, Inc.

Stock Repurchase Programs

As of March 31, 2006, total stock repurchases under the 2003, 2004 repurchase plans and other purchases total 1,087,388 shares with a net aggregate cost of $7.2 million as summarized below:

	Treasury Shares Outstanding
	3/31/06	3/31/05	12/31/04	12/31/03
2003 Plan	405,164	405,164	405,164	382,664
2004 Plan	572,100	572,100	572,100	—
Other Repurchases	110,124	92,735	92,735	—
Ending Balance	1,087,388	1,069,999	1,069,999	382,664

2003 Stock Repurchases

On April 17, 2003, our Board of Directors approved a stock repurchase program under which we could repurchase up to 500,000 shares of our outstanding common stock at market value.

We generally had the right of first refusal to repurchase shares of common stock issued under our stock plan to certain employees, former employees and contractors which expired on March 12, 2004. This right of first refusal became exercisable when the shares were offered for sale or upon termination of employment.

A summary of the activity under this program is as follows ($ in millions):

	Shares	Net Cost	Loan Repayment
2003 repurchases from open market	125,000	$ 0.5	$ —
2003 repurchases from former executive officer	50,000	$ 0.2	$ 0.1
2003 repurchases from other and former employees	207,664	$ 0.6	$ 0.5
2003 Total repurchases	382,664	$ 1.3	$ 0.6
2004 repurchases from other and former employees	22,500	$ 0.1	$ 0.1
Total repurchases through March 31, 2006	405,164	$ 1.4	$ 0.7

As of March 31, 2006, the Company had repurchased 405,164 shares under this program at an aggregate cost of $2.1 million.

2004 Stock Repurchase Program

On July 29, 2004, our Board of Directors approved the 2004 stock repurchase program pursuant to which we could repurchase up to $5.0 million in market value of our outstanding shares of common stock. Pursuant to this program, during 2004 we purchased 572,100 shares of our common stock at a net aggregate cost of $4.4 million. No other purchases have occurred under this program.

Other Stock Repurchases

On November 17, 2004, our Board of Directors, in conjunction with the resignation of a former officer, Michael Burger, approved the repurchase of 92,735 shares of common stock from Mr. Burger at a fair market purchase price of $6.20 per share in consideration for the repayment of his loans payable to us totaling $0.6 million.

During fiscal 2006, the company repurchased 17,389 shares from former employees in consideration for the repayment of loans payable to us totaling $0.1 million.

During the three month transition period ended March 31, 2005 there were no stock repurchases.

Critical Accounting Policies and Estimates

We believe our critical accounting policies are as follows:

•       estimating sales returns and allowances;

•       estimating allowance for doubtful accounts;

•       estimating write-downs of excess and obsolete inventories;

•       asset impairments; and

•       fresh-start reporting.

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

Estimating Sales Returns and Allowances

Our net sales to OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. We then evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales and accounts receivable could be materially adversely affected.

Our net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users of our devices. At the time that we recognize distributor re-sales as revenue, we record a reserve for estimated price adjustments that the distributors will reclaim from us on the merchandise they resold to end users. These reserves are recorded as a reduction to our net sales and a reduction to our accounts receivable. To estimate this distributor price adjustment reserve, we analyze our historical price adjustment payments, price adjustments taken by distributors but not processed by us and pending price adjustments that have been authorized by us but have not yet been claimed by our distributors. Because our distributor allowance reserve is based upon our judgments and estimates, such reserves may not be adequate to cover actual distributor price allowances. If our reserves are not adequate, our net sales and accounts receivable could be materially adversely affected.

Estimating Allowance for Doubtful Accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our selling, general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we consider the aging of our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and, to a lesser extent, current economic trends and changes in our customer payment terms. Historically, we have not experienced material bad debt write-offs. If the financial condition of one or more of our customers unexpectedly deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could materially adversely affect our operating results.

Estimating Write-Downs of Excess and Obsolete Inventories

Each inventory component, excluding raw materials, is assessed for excess or obsolescence by using an algorithm that we have established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally reserve work-in-process inventories based upon aging and finished goods inventory quantities in excess of our current backlog or historical demand. In addition to analyzing the results of our reserve algorithm calculations, we also review known exposures, market conditions and other relevant factors to determine whether our inventory reserves are appropriate based on our best estimates. Reserves for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could materially adversely impact our cost of sales and operating results.

Asset Impairments

We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•       significant changes in the manner of our use of the acquired assets;

•       significant changes in the strategy for our overall business; and

•       significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of discounted future cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations.

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy in 2002, consist of existing technology and brand name, as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the forecast discounted cash flows from such assets. The goodwill is not subject to amortization.

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of fiscal 2006, and we perform this test in the third quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

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

Period Comparisons

Our results of operations from May 1, 2002 and our consolidated balance sheets at December 31, 2003, December 31, 2002 and May 1, 2002 are not comparable to our results of operations prior to May 1, 2002 and our consolidated balance sheet at December 31, 2001, due to our adoption of “fresh-start” reporting upon our emergence from bankruptcy. Differences in our results of operations relate to depreciation of property, plant and equipment, amortization of intangible assets, interest expense and restructuring and reorganization expenses. Additionally, these differences in our balance sheets relate to inventory, in-process research and development, property, plant and equipment, intangible assets, conversion of senior notes to common stock, and minority interest. Certain figures, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared combined results of our Predecessor and Successor Company’s operations for fiscal year 2002 to the Predecessor Company’s results for fiscal year 2001. Our combined results for 2002 are presented for convenience of annual comparison and are not meant to be a presentation in accordance with generally accepted accounting principles.

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which will end on March 31 beginning in fiscal 2006. In accordance with the fiscal calendar in place at that time, the fiscal 2005 year ended on March 27, 2005 and the comparative period ended on March 28, 2004. For financial reporting purposes and convenience of reference, fiscal periods are labeled as ending on calendar month-end.

Results of Operations

Our net sales by region, by channel, and by business line are summarized in dollars for each period indicated, as follows (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005	Mar. 31, 2004
					(unaudited)
Net sales by region:
Americas	$ 31.9	$ 49.4	$ 59.7	$ 9.4	$ 14.0
Asia (including Japan)	36.4	33.5	30.9	8.2	8.0
Europe	10.5	12.7	13.0	2.6	4.0
Net sales	$ 78.8	$ 95.6	$ 103.6	$ 20.2	$ 26.0
Net sales by channel:
OEM	$ 34.8	$ 44.7	$ 44.0	$ 10.1	$ 13.5
Distribution	44.0	47.3	48.5	10.1	12.3
Foundry services	—	3.6	11.1	—	0.2
Net sales	$ 78.8	$ 95.6	$ 103.6	$ 20.2	$ 26.0
Net sales by business line:
Micrologic
Flash	$ 6.8	$ 3.2	$ 1.0	$ 1.1	$ 0.4
Non-Flash	53.4	65.1	67.0	13.7	19.1
Micrologic	60.2	68.3	68.0	14.8	19.5
Other Devices
Serial Communications Controllers	12.8	14.4	13.7	2.8	4.0
Modems	1.0	2.8	3.1	1.6	0.6
IrDA Transceivers	1.1	2.1	2.4	0.3	1.0
Television, PC Peripherals and Other	3.7	4.4	5.3	0.7	0.7
Other Devices	18.6	23.7	24.5	5.4	6.3
Subtotal—Base business	78.8	92.0	92.5	20.2	25.8
Foundry services	—	3.6	11.1	—	0.2
Net sales	$ 78.8	$ 95.6	$ 103.6	$ 20.2	$ 26.0

Other key indices

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of Mar. 31,		As of Dec. 31,
	2006	2005	2004	2003
Days sales outstanding	42	56	38	46
Net sales to inventory ratio	11	8	8	11
Weeks of inventory at distributors	10	13	13	14
Current ratio	1.9	2.5	2.7	1.8

We calculate each of these key metrics based on annual results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. At March 31, 2006, DSO’s were 42 days, March 31, 2005 were 56 days as compared to 38 at December 31, 2004. The March 31, 2006, DSO’s reflect a higher mix of distribution customers that generally tend to pay faster than the average of our OEM customers.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to 11 times annual sales in fiscal 2006 reflecting higher sales rates on our new Flash products and a continued reduction in inventory levels.

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

Comparison of Financial Results

Twelve Months Ended March 31, 2006 and Year Ended December 31, 2004

Unless otherwise indicated, references in this section to 2006 are to the twelve months ended March 31, 2006, and references to 2004 are to the twelve months ended December 31, 2004.

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

Net sales were $78.8 million in 2006, as compared to net sales of $95.6 million in 2004. Excluding foundry services, net sales for our base business were $78.8 million for 2006, as compared to $92.0 million in 2004. Micrologic sales decreased in 2006 over 2004 which included an overall decrease in non flash microcontrollers of $11.7 million partially offset by an increase in net sales of our new flash-based products from $3.2 million in 2004 to $6.8 million in 2006. Net sales of our embedded flash products continue to increase reflecting higher levels of sales in Z8Encore!, Z8Encore!XP and EZ80Acclaim devices.

Net sales of our other devices decreased by $5.1 million reflecting a $1.6 million decrease in serial communication controllers, $1.8 million decrease in net sales of modem products, driven by a technology migration by our largest modem OEM customer from a hardware-driven solution to an internally developed software- operated modem; and a $0.6 million decrease in net sales of our television and peripheral products. The television and peripheral products were de-emphasized prior to 2001 and have continued to decline as customers have migrated away from 8-bit analog devices to alternative solutions for digital TV.

There were no net sales from our foundry services in 2006 as compared to $3.6 million in 2004. As stated previously, subsequent to the closure of our MOD II manufacturing facility in Nampa, Idaho in July, 2004, foundry sales have been insignificant.

Gross Margin

Our cost of sales primarily represents the cost of producing our products, including wafer fabrication, assembly and test expenditures. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing efficiency and productivity of our test operation, product mix, and product yield performance. Gross margin as a percent of net sales was 42% in 2006 as compared to 45% in 2004. Our gross margin decline in 2006 reflects the reduction in sales of higher margin legacy products coupled with the increase of flash-based microcontroller products which currently generate lower gross margin than some of our more mature product offerings. Gross margins on these flash products continue to improve as sales demand and volumes grow, allowing us to obtain lower wafer pricing from our suppliers. Additionally, we intend to improve the gross margins on our flash based microcontrollers as we continue to expand the peripherals and feature sets integrated into these microcontroller solutions.

We have focused on manufacturing cost controls, yield enhancements and price management and have continued to consolidate and streamline our manufacturing activities, closing our 8-inch MOD III wafer facility in January, 2002 and our 5 inch MOD II wafer facility in July, 2004. We are now fully fabless, and outsource all of our wafer manufacturing needs from foundries in the United States and Taiwan. Additionally, we now have greater flexibility to use lower geometry fab processes for design, allowing us to reduce the physical size of our flash products which we believe will allow us to improve our margins on such products and may even allow us added access to the higher volume and lower priced Asian consumer markets for these products.

We have continued to multi-source our product assembly activities with several Asian suppliers to enhance our supply source flexibility and obtain continued competitive vendor pricing.

Research and Development Expenses

Research and development expenses were $21.0 million in 2006, as compared to $20.9 million in 2004. Our research and development efforts were, and continue to be, primarily directed towards development of core micrologic devices and associated design tool development, including our Z8 Encore! and eZ80Acclaim! families of 8-bit embedded-flash micrologic devices. Additionally we continue to focus our development on our Crimzon consumer solutions family of products targeted at the Universal remote control market and we also developed our newly announced 32 bit ARM architecture family of products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.7 million in 2006, as compared to $29.6 million in 2004. The lower SG&A expenses in 2006 compared to 2004 is primarily due to savings from cost reduction programs to reduce headcount in our sales and marketing support functions, as well as savings from the consolidation of certain administrative functions in our Philippines operations. These savings were partially offset by higher marketing costs associated with new products and their market introductions, increased costs to support Sarbanes-Oxley activities and incremental legal costs including costs related to the Microchip lawsuit.

Special Charges

Special charges for the twelve months ended March 31, 2006, three month transition period ended March 31, 2005, and the twelve months ended December 31, 2004 and 2003 were as follows (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
Asset impairments:
Test and probe equipment written-off	$—	$—	$0.2	$—
MOD II asset impairment(a)	0.5	5.4	—	—
MOD II assets, gain on sale of equipment(a)	—	(1.7)	—	—
Equity investment write-down	—	—	0.2	—
Restructuring of operations:
Employee severance and termination benefits, other	1.7	0.3	1.5	—
MOD II employee severance and termination benefits	—	1.8	—	—
MOD II costs to close facility	0.7	3.2	—	0.3
MOD III sustaining costs for post-closure maintenance	0.4	1.7	1.3	0.1
MOD III reimbursement of maintenance costs(a)	(0.8)	(4.9)	—	—
Professional fees (reimbursement) for debt restructuring	(0.1)	0.1	0.6	—
Total Special Charges	$2.4	$5.9	$3.8	$0.4

(a)           Asset impairments and reimbursements were not included in the provision accruals in the following table.

The following table details special charge accrual activity and ending accrual balances for the year ended March 31, 2006, the three month transition period ended March 31, 2005, and the year ended December 31, 2004. (in millions):

	Severance and Termination Benefits	Debt Restructuring	MOD III Closure Costs	MOD II Closure Costs	Total
Balance at December 31, 2003	—	—	0.1	—	$0.1
Provisions to special charges	2.1	0.1	1.7	3.2	7.1
Provisions to cost of sales relating to MOD II closure	0.4	—	—	0.1	0.5
Cash payments	(2.2)	(0.1)	(1.8)	(2.6)	(6.7)
Balance at December 31, 2004	0.3	—	—	0.7	$1.0
Cash payments	(0.2)	—	—	(0.4)	(0.6)
Balance at March 31, 2005	0.1	—	—	0.3	$0.4
Provisions to special charges	1.7	(0.1)	0.4	0.7	2.7
Cash payments	(1.8)	0.1	(0.4)	(0.9)	3.0
Balance at March 31, 2006	$—	$—	$—	$0.1	$0.1

Fiscal 2006 Activities

In April 2005, the Company initiated a plan of action to consolidate certain of its support activities and transfer certain of these activities to its Philippines operations. These activities have resulted in lower overall support costs. The total severance and benefits cost of this action to date has been $1.7 million which has been recorded as special charges related to a reduction-in-force and support activity consolidation implemented and effectively completed as of March 31, 2006. In addition, the Company continues to incur period expenses to sustain the dormant MOD II facility included in assets held for sale on the balance sheet as of March 31, 2006. Our estimates used to determine the fair value of MOD II land and buildings that remain held for sale at March 31, 2006, are based on an independent appraisal from a third party. There can be no assurance that the value we will realize from the ultimate sale or disposition of these assets will be equal to the estimated fair values. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the carrying value of $1.8 million, our future results of operations could be materially adversely impacted.

During fiscal 2006, we incurred $2.4 million in special charges, including the net reimbursement of $0.8 million of MOD III sustaining and maintenance costs. ZiLOG MOD III, Inc. completed the sale of the remaining assets to Micron Technology, Inc. and the shareholders have voted to liquidate the special purpose entity.

Calendar 2004 Activities

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

Approximately $0.1 million of special charges during 2004 relate to third-party professional legal service fees associated with our debt and equity restructuring of May 2002, and $0.3 million severance and termination benefits related to our continued efforts to align infrastructure costs to business-level requirements.

Stock-Based Compensation

During 2006 we recognized $0.7 million of stock-based compensation expense, as compared to $2.0 million during 2004, primarily in connection with the award of restricted stock and stock options to certain executives, employees and consultants at exercise prices below their deemed fair market on the dates of award. This non-cash stock-based compensation expense is primarily included in our selling, general and administrative expenses. Compensation expense for employee stock awards was measured on the award date and is being recognized over the vesting period of these awards. During 2004, we issued stock below the then fair market value to Mr. Thorburn and cancelled restricted stock which was awarded during May 2002 along with other employee restricted stock and option awards, in accordance with our shareholder approved plan of reorganization. Additionally, compliance with SFAS NO.123 R requirements in fiscal 2007 will require us to record stock based compensation expense greater than current levels. (See recent accounting pronouncements)

Amortization of Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value and if appropriate, record an impairment charge. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill at September 30, 2004 and at March 31, 2006, and no impairment charge was recorded as no impairment of the carrying value was indicated. We perform this test in the third quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current Technology	Brand Name	Total
Gross carrying amount	$17.0	$9.2	$26.2
Less:
Accumulated amortization	16.5	4.9	21.4
Book value at March 31, 2006	$0.5	$4.3	$4.8

The anticipated remaining amortization schedule for these assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
2007	0.3	0.9	1.2
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	—	0.7	0.7
2011	—	0.7	0.7
2012	0.4	0.4
Total	$0.5	$4.3	$4.8

The amortization expense for intangible assets recorded in 2006 was $1.9 million as compared to $4.2 million recorded in 2004. The amortization was recorded consistent with the schedules and amounts determined at May, 2002.

Other Expense

Other expense was $0.1 million in 2006 as compared to none in 2004. Other expense includes income or loss on the sale of securities, currency translation gains and losses and other miscellaneous items.

Interest Expense

There was no interest expense in 2006, as compared to $0.2 million in 2004. During 2004, our interest expense was associated with debt outstanding on our revolving line of credit. The outstanding debt was repaid in 2004 and the facility expired on May 13, 2005.

Income Taxes

Our provision for income taxes during the twelve months ended March 31, 2006, and the year ended December 31, 2004 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. Additionally, the provision includes non-cash amortization of deferred charges associated with the Company’s legal entity structure. In accordance with fresh start reporting, future reductions in our valuation allowance will be recorded as a reduction to fresh-start goodwill. In addition, net deferred tax assets will only be recognized to the extent of deferred tax liabilities until such time as the realization of deferred tax assets becomes more likely than not.

Year Ended December 31, 2004 and Year Ended December 31, 2003

Net Sales

Net sales were $95.6 million in 2004, as compared to net sales of $103.6 million in 2003. Excluding foundry services, net sales for our base business was $92.0 million for 2004, as compared to $92.5 million in 2003.

Net sales of our other devices totaled $23.7 million in 2004 as compared to $24.5 million in 2003. This decrease primarily reflects a $0.9 million decrease in net sales of our television and peripheral products. The television and peripheral products were de-emphasized prior to 2001 and have continued a steady decline as customers have migrated away from 8-bit analog devices to alternative solutions.

Net sales from our foundry services in 2004 were $3.6 million as compared to $11.1 million in 2003. As stated previously, subsequent to the closure of our MOD II manufacturing facility in Nampa, Idaho in July 2004, foundry sales have been insignificant.

Gross Margin

Gross margin as a percent of net sales was 45% in 2004, as compared to 47% in 2003. Our gross margin in 2004 includes the impact of lower margins on our embedded flash products as well as a $2.5 million charge primarily related to excess inventories built in support of the closure of our MOD II manufacturing facility. Details of these items are discussed below:

•       Our embedded flash products were beginning the process of converting from design win to sales. They were at volume levels that require higher purchased costs of the wafers from our suppliers which reduced our overall gross margins. In 2004 we experienced the impact of higher wafer cost until we significantly increased our production volume. Additionally, we have programs in development which should allow us to reduce the size of certain of these products and lower the overall cost; and

•       $2.5 million in charges primarily associated with the reserve of certain inventory items built in our MOD II wafer manufacturing facility prior to its closure in July, 2004 and transfer of the production to our new wafer fab supplier, X-FAB in Lubbock, Texas. Inventories were built based on anticipated customer needs and were estimated using historical run rates and judgments based on inputs and expectations. The inventory builds were to protect our customers and distributors from shortages of product during the transitional period. These reserves were recorded to reflect excess inventory over the anticipated needs in periods subsequent to December 31, 2003 and were based on anticipated demand estimates for these products.

Research and Development Expenses

Research and development expenses were $20.9 million in 2004, as compared to $18.0 million in 2003. Our research and development efforts in both years were, and continue to be, primarily directed towards development of core micrologic devices and associated design tool development, including our Z8 Encore! and eZ80Acclaim! families of 8-bit embedded-flash micrologic devices and our Crimzon consumer solutions family of products focused on the Universal remote control market. During 2004, we announced the opening of our China design center in Shanghai to allow us to more closely align to the growing Asian region and the rapidly growing China market. We also expanded our software development group in Bangalore, India to support our growing product portfolio especially for our remote control products. Additionally, we transferred our engineering groups from Nampa, Idaho to a new technology center in Meridian, Idaho.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.6 million in 2004 as compared to $27.6 million in 2003. The higher SG&A expenses in 2004 reflect the higher marketing costs associated with new products and their market introductions, as well as the incremental costs of compliance with Sarbanes-Oxley requirements.

Special Charges and Reorganization Items

2004 Activities

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

2003 Activities

Special charges in 2003 totaled $3.8 million and the primary components of these special charges were $1.5 million of employee severance and termination benefits related to the termination of employees, $1.3 million of MOD III closure costs and professional fees of $0.6 million in connection with ongoing bankruptcy related court matters and our Securities and Exchange Commission S-1 registration statement for the registration of certain common stock required by our May 2002 reorganization plan, which became effective in July 2003. The employee severance and termination benefits primarily relate to the elimination of certain manufacturing positions at our MOD II wafer fabrication facility and our Manila, Philippines test facility that took place in February and September 2003, respectively. The $1.3 million of MOD III closure costs were ongoing costs for the maintenance of the idled MOD III eight-inch wafer manufacturing facility in Nampa, Idaho. We also had long-lived asset impairments of $0.2 million and an equity investment impairment of $0.2 million.

Stock-Based Compensation

During 2004 and 2003, we recognized, $2.0 million and $1.5 million of stock-based compensation expense, respectively, primarily in connection with the award of restricted stock and stock options to certain executives, employees and consultants at exercise prices below their deemed fair market value for accounting purposes on the dates of award. This non-cash stock-based compensation expense is primarily included in our selling, general and administrative expenses. Compensation expense for employee stock awards was measured on the award date and will be recognized over each of the next two years as these awards vest. Based on the employee restricted stock and option awards we made during May 2002, and cancellation of restricted stock and issuance of in the money options to Mr. Thorburn in 2004.

Amortization of Intangible Assets

Effective January 1, 2002, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the quarter ended September 30, 2004 and 2003 and no impairment charge was recorded as no impairment of the carrying value was indicated. We plan to perform this test in the third quarter of each year unless the existence of triggering events indicates that an earlier review should be performed.

Other Expense

There was no other expense in 2004 as compared to $0.5 million in other income in 2003. Other income expense includes income or loss on the sale of securities, currency translation gains and losses and other miscellaneous items.

Interest Expense

Interest expense was $0.2 million in 2004, as compared to $0.4 million in 2003. During 2004, and 2003, our interest expense was associated with the outstanding debt on our revolving line of credit.

Income Taxes

Our provision for income taxes in 2004 and 2003 reflects the estimated income tax rate for the year, including foreign income taxes for the jurisdictions in which our business was profitable as well as foreign withholding taxes and state minimum taxes. In connection with the May 2002 reorganization plan, the subsequent cancellation of debt and issuance of new common shares to primarily new stockholders, we generated significant income for book and tax purposes. This taxable income was offset by the use of all available net operating losses, both current and carryforward with any remaining taxable income offset by reducing the tax attributes of certain of our non-current assets. Subsequent to the financial restructuring in May 2002, we completed in 2003, a tax reorganization of our worldwide legal entities.

Three Month Transition Period Ended March 31, 2005 and Three Months Ended March 31, 2004

Net Sales

Net sales were $20.2 million for the three months ended March 31, 2005, as compared to $26.0 million for the same period of 2004.

Net sales of our Micrologic devices decreased to $14.8 million for the three months ended March 31, 2005 compared to $19.5 million for the three months ended March 31, 2004. Our new embedded flash sales increased to $1.1 million for the three months ended March 31, 2005 as compared to $0.4 million for the three months ended March 31, 2004. The increases in our flash sales were offset by declines in our non-flash micrologic business of 28%. The decline in the non-flash micrologic products reflects lower sales in our IR remote-control business, reflecting lower demand in the Satellite TV market, and reduced sales of our Z8 products, reflecting slower sales in the consumer and security markets and generally slower economic conditions.

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

We had no sales related to foundry services for the three months ended March 31, 2005, compared to $0.2 million for the same period of 2004 as we effectively exited this business when we closed our MOD II 5-inch wafer manufacturing facility in July 2004 and transferred production to our foundry supplier X-fab. This was the final stage of our migration to a fully fab-less manufacturing model.

Gross Margin

Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly and product testing operations. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 38% for the three months ended March 31, 2005, down from gross margin of 52% for the same period of 2004. During the three months ended March 31, 2005, our gross margin was materially adversely impacted by increased sales of lower margin modem devices, $0.3 million of product transfer costs associated with the closure of our MOD II wafer fab and under utilization of our test operations as we lowered our production volumes and reduced our inventory levels.

Research and Development Expenses

Research and development expenses were $5.2 million for the three months ended March 31, 2005, reflecting a 2% increase from the $5.1 million in research and development expenses reported for the three months ended March 31, 2004. Research and development spending reflected continued investments in new products, including our latest line of Flash-based Microcontrollers, the Z8Encore!XP™, IR remote control and general purpose Microcontrollers. We have also invested heavily to add peripheral features to our Z8Encore! and eZ80Acclaim! product lines as well as new devices and software features for our Crimzon line of consumer solution products.

Selling, General and Administrative Expenses

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

Special Charges and Reorganization Items

Special charges for each period indicated were as follows (in millions):

	Three Months Ended
	March 31, 2005	March 31, 2004
Restructuring of operations:
Employee severance and termination benefits	$—	$0.1
MOD II sustaining costs for post closure maintenance	0.3	—
MOD III sustaining costs for post closure maintenance, net of recovery	0.1	0.3
Other	—	0.1
	$0.4	$0.5

56

The following table summarizes activity in accrued special charges (in millions):

	Total	Severance and Termination Benefits	MOD II Closure Costs
Balance at December 31, 2004	$ 1.0	$ 0.3	$ 0.7
Cash paid before MOD III reimbursement	(0.6)	(0.2)	(0.4)
Balance at March 31, 2005	$ 0.4	$ 0.1	$ 0.3

During the three month transition period ended March 31, 2005, special charges totaled $0.4 million, comprised of $0.3 million and $0.1 million associated with sustaining costs of our MOD II and MOD III wafer fabs. During the three months ended March 31, 2004, we sold certain assets of MOD II totaling $0.1 million which were recorded through special charges and certain assets of MOD III totaling $0.1 million, the recovery of which was recorded as an offset to the maintenance costs of the facility.

Stock-Based Compensation

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

Goodwill and Intangible Assets

Amortization expense for intangible assets recorded in the three months ended March 31, 2005 was $0.6 million as compared to $1.1 million for the three months ended March 31, 2004. The amortization was recorded consistent with the schedules and amounts determined at May, 2002.

Income Taxes

Our income tax provision for the three months ended March 31, 2005 reflects amortization of deferred tax charges and tax expense in its profitable foreign jurisdictions. Our income tax benefit for the quarter ended March 31, 2004 reflected our anticipated effective tax rate for the entire year of 2004. Additionally, our tax provision for the three months ended March 31, 2004 included taxable income in the U.S. resulting from items that were expensed for book purposes but were nondeductible for tax including amortization of intangible assets.

Quarterly Results (Unaudited)

The following table presents unaudited quarterly financial information for each of the quarters in the eight-quarter period ended March 31, 2006, with the exception of the audited three month transition period ended March 31, 2005. The Company’s fiscal year-end is March 31 effective with the reporting date of March 31, 2005, with interim results based on fiscal quarters of thirteen weeks of duration ending on the last Saturday of each quarter. For financial reporting purposes and ease of reference, interim fiscal periods are labeled as ending on calendar-month end.

	For the Quarters Ended
	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004
	(In millions)
Net sales	$ 20.1	$ 17.6	$ 20.5	$ 20.6	$ 20.2	$ 18.9	$ 22.8	$ 27.9
Cost of sales	11.3	9.7	12.4	12.0	12.5	13.0	12.4	14.2
Gross margin	8.8	7.9	8.1	8.6	7.7	5.9	10.4	13.7
Gross margin as a percentage of net sales	44%	45%	40%	42%	38%	31%	46%	49%
Operating Expenses:
Research and development	5.0	5.2	5.6	5.2	5.2	5.4	5.2	5.3
Selling, general and administrative	6.0	5.0	5.6	7.1	7.4	7.8	7.2	7.7
Special charges and reorganization items	(0.1)	0.3	0.7	1.5	0.4	(0.4)	(1.9)	7.7
Amortization of intangible assets	0.3	0.6	0.5	0.5	0.6	1.0	1.0	1.1
Operating loss	(2.4)	(3.2)	(4.3)	(5.7)	(5.9)	(7.9)	(1.1)	(8.1)
Other income (expense):
Interest income	0.2	0.2	0.2	0.2	0.2	0.1	0.1	0.1
Interest expense	—	—	—	—	—	—	(0.1)	(0.1)
Other, net	—	(0.1)	—	—	(0.1)	0.1	—	—
Loss before provision (benefit) for income taxes	(2.2)	(3.1)	(4.1)	(5.5)	(5.8)	(7.7)	(1.1)	(8.1)
Provision (benefit) for income taxes	0.6	—	0.7	0.6	0.8	1.6	0.9	(0.9)
Net loss	$ (2.8)	$ (3.1)	$ (4.8)	$ (6.1)	$ (6.6)	$ (9.3)	$ (2.0)	$ (7.2)
Net loss per share—basic & diluted	$ (0.16)	$ (0.19)	$ (0.29)	$ (0.38)	$ (0.41)	$ (0.57)	$ (0.12)	$ (0.44)

Our net sales declined in the September and December quarters in 2004 reflecting an overall decline in business activities and the end of our foundry business after closing our MOD II wafer facility in July 2004.

Overall, our gross margin as a percentage of net sales generally improved on a sequential quarterly basis from the quarter ended December 31, 2004 through the quarter ended March 31, 2006. In quarter ended December 31, 2004, we recorded a $1.9 million charge associated excess inventory stemming primarily from the bridge inventory builds prior to closing MOD II as well as lower margins on our embedded flash sales as we began to increase our sales of these new products. Gross margins on these flash products continue to improve as sales demand and volume increases allowing us to obtain lower wafer pricing from our suppliers.

Our research and development expenses have remained relatively consistent since the June quarter of 2004 reflecting our product development efforts on our new embedded flash-based microcontroller devices, our remote control devices and our new 32 bit ARM based products. Additionally, we have added a development design center in Shanghai, China for support of the growing Asian market, which was opened in September 2004 and we have expanded our Bangalore, India software development center for the increased needs of our growing remote control product portfolio. Also, in June 2004, we opened a new technology development center in Meridian, Idaho to support our design capabilities and our wafer fabrication sourcing strategies.

Our selling, general and administrative expenses were generally lower during the quarterly periods of 2006 as compared with 2005 and 2004 levels primarily due to savings from cost reduction programs to reduce headcount in our sales and marketing support functions, as well as savings from the transition and consolidation of certain administrative functions in our Philippines operations. These savings were partially offset by costs to support Sarbanes-Oxley activities and incremental costs associated with the Microchip lawsuit as well as higher legal and administrative costs in the quarter ended June 30, 2004 associated with implementation and administration of employee stock plans subsequent to our registered public offering.

Our special charges for the eight quarterly periods ended March 31, 2006 are summarized below:

	For the Quarters Ended
	Mar. 31 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar 31, 2005	Dec. 31 2004	Sep. 30, 2004	Jun. 30, 2004
Asset impairments:
MOD II assets write-down, net	$ 0.5	$ —	$ —	$ —	$ —	$ (1.7)	$ —	$ 5.4
Restructuring of operations:
Employee severance and termination benefits, other	0.1	0.1	0.5	1.1	—	0.2	—	—
MOD II employee severance and termination benefits	—	—	—	—	—	—	—	1.8
MOD II sustaining cost for post-closure maintenance	0.1	0.1	0.1	0.3	0.3	0.8	2.3	0.1
MOD III sustaining cost for post-closure maintenance	—	0.1	0.1	0.2	0.1	0.4	0.6	0.4
MOD III reimbursement of maintenance costs	(0.7)	—	—	—	—	(0.1)	(4.8)	—
Professional fees for debt restructuring	(0.1)	—	—	(0.1)	—	—	—	—
Total	$ (0.1)	$ 0.3	$ 0.7	$ 1.5	$ 0.4	$ (0.4)	$ (1.9)	$ 7.7

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

Liquidity and Capital Resources

We previously had a three-year $15.0 million senior secured revolving credit facility with a commercial lender which expired May 13, 2005 and was not renewed. Under the facility, the borrowings bore interest at a rate per annum equal, at our option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. We elected the LIBOR interest rate option, which, as of December 31, 2004 was 4.6%. As of December 31, 2004, we had no outstanding borrowings under the facility and had issued standby letters of credit of $0.2 million.

At March 31, 2006, we had cash and cash equivalents of $27 million, compared to $37.7 million at December 31, 2004 and $33.6 million at March 31, 2005. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts.

Cash flows from operating activities

During fiscal 2006, cash used by operating activities of $6.4 million primarily reflects our net loss of $16.8 million offset by non-cash charges of $7.6 million and certain net asset and liability changes of $2.8 million. Non-cash charges include increases related to amortization of fresh start intangibles of $1.9 million, $2.6 million in depreciation and other amortization charges, goodwill adjustments of $1.9 million, stock-based amortization expense of $0.7 million and an asset impairment charge on our remaining assets held for sale of $0.5 million. Reduction of inventories of $3.0 million, reduction of accounts receivable of $2.9 million, and a reduction of prepaid expenses and other current and non-current assets of $2.1 million all provided cash from operating activities and were offset by decreases in accounts payable of $1.7 million and accrued and other current and non-current liabilities of $3.6 million.

During 2004, cash used by operating activities of $0.5 million primarily reflected our net loss of $18.5 million offset by net non-cash charges of  $11.5 million and certain net asset and liability changes totaling $6.5 million. Non-cash charges included $8.3 million in goodwill adjustments, $4.2 million for amortization of fresh start intangible assets, $3.0 million in depreciation and other amortization charges, $5.6 million of asset impairments and loss on disposal of assets, and stock-based compensation expense of $2.0 million, offset by reductions related to deferred income tax assets and liabilities of $9.9 million and a net gain on the sales of MOD II assets of $1.7 million. Reductions in accounts receivable of $3.0 million, prepaid expenses of $2.8 million,  an increase in accounts payable of $3.7 million and accrued and other liabilities of $0.9 million provided cash from operating activities in 2004 and were offset by a use of cash for the increase of inventories of $2.5 million and reduction in deferred income on shipments to distributors of $1.4 million.

During the three months ended March 31, 2005, our cash used by operating activities primarily reflected the net loss of $6.6 million offset by non-cash charges of $1.5 million and certain net asset and liability changes of $1.0 million. Non-cash charges included amortization of intangible assets of $0.6 million, depreciation and other amortization of $0.6 million and $0.3 million of stock-based compensation expenses. The reduction in inventories of $1.5 million, reduction of prepaid expenses and other current and non-current assets of $1.6 million and an increase of $1.2 million in accrued and other current and non-current liabilities all provided cash from operations and were offset by an increase in accounts receivable of $2.5 million and a reduction of accounts payable of $0.8 million.

Cash flows from investing activities

Cash used by investing activities in fiscal 2006 of $0.3 million, reflects capital expenditures of $4.2 million and  reimbursement of MOD III sustaining costs of $0.7 million offset by the proceeds from the disposal MOD III assets and assets held for sale of $4.6 million. The capital expenditures primarily reflect the addition of test capacity driven by increased demand of our new flash based products and software purchases related to the upgrade of manufacturing software and hardware and software related to continued research and development investments.

Cash used by investing activities in 2004 reflected the proceeds from the disposal of MODII assets of $5.9 million offset by capital expenditures of $4.4 million. In 2004, capital expenditures reflected software purchases for our expanding research and development group and included design circuit software support.

Cash used by investing activities was $0.2 million and $0.7 million for the three month periods ended March 31, 2005 and 2004, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building improvements, software and equipment. Cash used by investing activities during the three month transition period ended March 31, 2005, also includes the cash received from the sale of MOD II assets.

Cash flows from financing activities

Cash provided by financing activities was $0.1 million in fiscal 2006 as compared to cash provided of $14.7 million in 2004 and $0.2 million for the three months ended March 31, 2005. Cash provided by financing activities in 2006 reflects cash used for the purchases of common stock of $0.1 million offset by proceeds from the sales of common stock under employee stock purchase and stock option plans of $0.2 million.

Cash provided by financing activities of $14.7 million in 2004 reflected the net proceeds from public stock offerings of $24.4 million and from the sale of common stock under employee stock purchase and stock option plans of $0.5 million offset by the repayment of short-term debt related to the revolving credit facility of $5.0 million and purchases of common stock of $5.2 million.

Cash provided by financing activities of $0.2 million in the three months ended March 31, 2005, reflected the proceeds from the sale of common stock under employee stock and stock option purchase plans.

Off-Balance Sheet Arrangements

As of March 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP EBITDA Measure

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for certain non-cash items, interest and income taxes.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under generally accepted accounting principles) for each unaudited period presented, with the exception of the audited three month transition ended March 31, 2005,  is as follows (in millions):

	For the Quarters Ended
	Mar. 31 2006	Dec. 31, 2005	Sep 30, 2005	Jun. 30, 2005	Mar 31, 2005	Dec. 31 2004	Sep. 30, 2004	June 30, 2004
	(in millions)
Reconciliation of net income (loss) to EBITDA:
Net loss	$ (2.8)	$ (3.1)	$ (4.8)	$ (6.1)	$ (6.6)	$ (9.3)	$ (2.0)	$ (7.2)
Depreciation and amortization	0.9	1.3	1.2	1.1	1.2	1.6	1.7	1.6
Interest expense (income), net	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	—	—
Provision (benefit) for income taxes	0.6	—	0.7	0.6	0.8	1.6	0.9	(0.9)
EBITDA	$ (1.5)	$ (2.0)	$ (3.1)	$ (4.6)	$ (4.8)	$ (6.2)	$ 0.6	$ (6.5)
Reconciliation of EBITDA to net cash by operating activities cash flow:
EBITDA	$ (1.5)	$ (2.0)	$ (3.1)	$ (4.6)	$ (4.8)	$ (6.2)	$ 0.6	$ (6.5)
Interest income (expense), net	0.2	0.2	0.2	0.2	0.2	0.1	—	—
Benefit (provision) for income taxes	(0.6)	—	(0.7)	(0.6)	(0.8)	(1.6)	(0.9)	0.9
Goodwill adjustment and liabilities	1.5	0.4	—	—	—	—	—	—
Deferred income tax assets and liabilities	—	—	—	—	—	0.1	(6.8)	(2.5)
Asset impairments	0.5	—	—	—	—	0.1	0.1	5.4
Stock-based compensation	0.1	0.1	0.1	0.4	0.3	0.5	0.5	0.6
Net gain on sale of MODII assets held for sale	—	—	—	—	—	(1.7)	—	—
Changes in operating assets and liabilities	(0.9)	(0.6)	1.2	3.1	1.0	1.8	17.1	0.1
Net cash provided (used) by operating activities	$ (0.7)	$ (1.9)	$ (2.3)	$ (1.5)	$ (4.1)	$ (6.9)	$ 10.6	$ (2.0)

Our expected cash needs for fiscal 2007 primarily represent working capital and capital expenditures.

As of March 31, 2006 we had no firm commitments for capital expenditures. We currently estimate fiscal 2007 capital expenditures will be approximately 3% - 4% of sales, primarily for test equipment, and internal use software. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations. We currently anticipate that available cash and cash to be used by operating activities will be adequate to satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2007 through fiscal 2011. These facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases which are not included in the table below. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $2.4 million, $2.6 million, and $2.7 million, respectively, for the fiscal years 2006, 2004 and 2003 and $0.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2006 (in millions):

Payment due by period
	Total	Within 1 year	1-3 years	3-5 years
Operating lease obligations	$ 5.3	$ 2.0	$ 2.8	$ 0.5
Purchase obligations	7.1	6.9	0.2	—
Total	$ 12.4	$ 8.9	$ 3.0	$ 0.5

From time to time we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2006. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2006, no such amounts are accrued.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods presented in this report.

Seasonality

Sales typically increase in the quarter ended June 30 and peak in the quarter ended September 30 driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our sales are generally lower in the quarter ended March 31 and December 31 compared to the remainder of the fiscal year as was evident in the December quarter 2005 and 2004. In 2004, our quarterly trend was significantly impacted by the closure of our fab and the subsequent decline in foundry service sales as well as general slowing economics in the second half of 2004.We believe that this historical seasonal trend could also be impacted on an ongoing basis by general economic conditions and reduction in sales of our legacy and other product portfolios. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. We are currently evaluating these transition methods and the potential impact on our consolidated financial statements.

In March 2005, the FASB issued FSP No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003).” FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005). We adopted FIN 46R on January 1, 2004, which resulted in the de-consolidation of our subsidiary, ZiLOG MOD III, Inc. Subsequently a significant portion of the assets were sold and management received authorization from the stockholders of ZiLOG MOD III, Inc to sell the remaining assets without further stockholder approval and consequently the final results of ZiLOG MOD III, Inc. were included in our financial results.

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

Although MOD II represents a unique group of assets that would only have utility to a select number of semiconductor manufacturing companies, we believed that MOD II could have been sold for the fair market value as determined by the Key Assets appraisal. Previously, our five-inch wafer fabrication facility had been separately held for sale at a negotiated selling price of $3.0 million, based on a non-binding purchase offer received from a potential buyer in December 2000. Management agreed to the terms of the December 2000 purchase offer for several reasons including: monetary and human cost savings compared with closing and decommissioning the facility, as well as terminating the employees; and the acquirer was also willing to assure an uninterrupted source of supply of wafers manufactured in the MOD II facility until alternative sources could be qualified. Following a change in strategy, the MOD II assets were put back into service in June 2001. In June 2001, management determined that the fair value of the MOD II assets was $3.0 million. We did not obtain an independent appraisal of MOD II in June of 2001, but determined that the fair value of MOD II had not changed materially during the six-month period between the non-binding purchase offer received in December 2000 and the decision to place MOD II back into service in June of 2001. This decision was made after consideration of the shift in our strategy to refocus on our core 8-bit micrologic business developed under the leadership of our new chief executive officer, as well as financial difficulties the Company was experiencing at the time, and the relatively short period of time between receiving the non-binding purchase offer and our decision to place MOD II back into service.

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

The in-process research and development was expensed on May 1, 2002. The inventory was amortized over two months consistent with the turnover of our inventory. The brand name and existing technology was amortized using the pattern-of-use method consistent with underlying discounted cash flows supporting the assets. The goodwill was not amortized but is subject to ongoing impairment reviews consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” See the section entitled “Recent Accounting Pronouncements” below for more information on SFAS No. 142.

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

On July 16, 2004, the shareholders of MOD III, Inc. approved the sale of substantially all of the manufacturing equipment of MOD III, Inc. to STMicroelectronics, Inc. for an aggregate amount of $26.0 million. The sale closed and was funded on July 16, 2004. In September 2004, MOD III, Inc. paid dividends and redeemed a portion of the 28,000 Preferred Series A shares outstanding for a net consideration of approximately $20.2 million after paying for reimbursements totaling approximately $4.9 million to us and $0.9 million for transaction costs related to the sale, including brokerage fees, legal fees and other professional services costs. Reimbursements to us were to pay certain costs of maintaining MOD III, Inc. in a saleable condition on MOD III, Inc.’s behalf that had been previously recorded in special charges and credits (see Note 4, 2004 Special Charges).

On September 27, 2004, we announced the sale of all of our wafer manufacturing equipment and related assets of our MOD II facility in Nampa, Idaho, to STMicroelectronics, Inc. for an aggregate consideration of $5.9 million net of selling costs and expenses which resulted in a gain on assets held for sale of $1.7 million. On completion of the sale, the remaining assets of MOD II consisted of land and buildings with a carrying value of $3.6 million classified as assets held for sale on the Company’s balance sheet as of December 31, 2004. We have subsequently sold $0.2M of miscellaneous equipment, $1.1million of vacant land and recorded additional impairment charges of $0.5 million. The current carrying value of MOD II assets held for sale as of March 31, 2006 is $1.8 million.

On February 16, 2006, ZiLOG MOD III, Inc. a special purpose entity created largely for the economic benefit of our former bondholders, completed the sale of certain assets and sold substantially all of its remaining assets to Micron Technology, Inc for a total consideration of $3.8 million. These assets included the dormant 8” wafer fabrication facility and associated undeveloped land. The cost of the transaction was $0.3 million and has been apportioned on a prorated basis to the related assets sold.

This transaction represents the sale of the remaining assets of ZiLOG Mod III Inc. and, as such, ZiLOG MOD III, Inc. shareholders have voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The costs to liquidate ZiLOG Mod III, Inc. are estimated to be $0.2 million. It is anticipated that approximately $2.5 million will be distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock on the liquidation of the subsidiary and accordingly, this estimated distribution amount due has been recorded in the consolidated financial statements of the Company at March 31, 2006. The estimated distribution to the ZiLOG Mod III, Inc. shareholders is net of reimbursement to ZiLOG of costs it has incurred totaling approximately $0.8 million. These costs include sustaining costs incurred by ZiLOG on behalf of ZiLOG Mod III, Inc. since the last sale of assets and distribution to Series A Preferred shareholders in 2004.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2006, our cash and cash equivalents of $27.0 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities.

The table below presents principal amounts and related interest rates for our cash equivalents as of March 31, 2006 (dollars in millions):

	Carrying Value	Fair Value
Cash Equivalents:
Fixed rate	$27.0	$27.0
Average interest rate	3.2%	—

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:

Page
Report of Armanino McKenna LLP, Independent Registered Public Accounting Firm	69
Report of KMPG LLP, Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets as of March 31, 2006, March 31, 2005 and December 31, 2004	71
Consolidated Statements of Operations for the twelve months ended March 31, 2006, December 31, 2004 and December 31, 2003, and the three month transition period ended March 31, 2005	72
Consolidated Statements of Cash Flows for the twelve months ended March 31, 2006, December 31, 2004 and December 31, 2003, and the three month transition period ended March 31, 2005	73
Consolidated Statements of Stockholders’ Equity for the twelve months ended March 31, 2006, December 31, 2004 and December 31, 2003, and the three month transition period ended March 31, 2005	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. and subsidiaries (the Company) as of March 31, 2006 and March 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the twelve months ended March 31, 2006, and the three month transition period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a (2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of March 31, 2006, and March 31, 2005, and the results of their operations and their cash flows for the twelve months ended March 31, 2006 and the three month transition period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

/s/ Armanino McKenna LLP

San Ramon, California

June 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ZiLOG, Inc.:

We have audited the accompanying consolidated balance sheet of ZiLOG, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a(2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

March 29, 2005

ZiLOG, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27.0	$33.6	$37.7
Accounts receivable, less allowance for doubtful accounts of $0.2 at March 31, 2006 and 2005 and $0.3 at December 31, 2004	9.6	12.5	10.0
Inventories, net	7.6	10.6	12.1
Deferred income taxes	0.4	2.7	2.7
Prepaid expenses and other current assets	2.2	2.8	4.0
Total current assets	46.8	62.2	66.5
Assets held for sale	1.8	3.4	3.6
Property, plant and equipment, net	7.5	5.9	6.1
Goodwill	6.7	8.6	8.6
Intangible assets, net	4.8	6.7	7.3
Other assets	4.0	5.6	6.0
Total assets	$71.6	$92.4	$98.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9.9	$11.5	$12.3
Accrued compensation and employee benefits	2.5	3.0	2.6
Payable to ZiLOG-Mod III Inc. Series A Preferred shareholders	2.5	—	—
Other accrued liabilities	2.9	4.8	4.0
Deferred income on shipments to distributors	6.1	6.0	6.0
Total current liabilities	23.9	25.3	24.9
Deferred taxes liability	0.4	2.7	2.7
Other non-current liabilities	5.5	6.6	6.6
Total liabilities	29.8	34.6	34.2
Stockholders’ equity:
Common stock, $0.01 par value; 60.0 million shares authorized: 16.6 million, 16.3 million and 16.2 million shares issued and outstanding at March 31, 2006, March 31, 2005 and December 31, 2004, respectively	0.2	0.2	0.2
Deferred stock compensation	(0.6)	(0.4)	(0.7)
Additional paid-in capital	123.2	122.1	121.9
Treasury stock	(7.2)	(7.1)	(7.1)
Accumulated deficit	(73.8)	(57.0)	(50.4)
Total stockholders’ equity	41.8	57.8	63.9
Total liabilities and stockholders’ equity	$71.6	$92.4	$98.1

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
Net sales	$78.8	$95.6	$103.6	$20.2
Cost of sales	45.4	52.2	55.2	12.5
Gross margin	33.4	43.4	48.4	7.7
Operating Expenses:
Research and development	21.0	20.9	18.0	5.2
Selling, general and administrative	23.7	29.6	27.6	7.4
Special charges and reorganization items, net	2.4	5.9	3.8	0.4
Amortization of intangible assets	1.9	4.2	6.8	0.6
Total operating expenses	49.0	60.6	56.2	13.6
Operating loss	(15.6)	(17.2)	(7.8)	(5.9)
Other income (expense):
Interest income	0.8	0.3	0.3	0.2
Interest expense	—	(0.2)	(0.4)	—
Other, net	(0.1)	—	0.5	(0.1)
Total other income	0.7	0.1	0.4	0.1
Loss before provision (benefit) for income taxes	(14.9)	(17.1)	(7.4)	(5.8)
Provision (benefit) for income taxes	1.9	1.4	(1.5)	0.8
Net loss	$(16.8)	$(18.5)	$(5.9)	$(6.6)
Basic and diluted net loss per share	$1.02	$(1.16)	$(0.41)	$(0.41)
Weighted-average shares used in computing basic and diluted net loss per share	16.4	16.0	14.3	16.2

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16.8)	$(18.5)	$(5.9)	$(6.6)
Adjustment to reconcile net loss to net cash used by operating activities:
Amortization of fresh-start intangibles	1.9	4.2	6.8	0.6
Depreciation and other amortization	2.6	3.0	5.5	0.6
Deferred income tax assets and liabilities	—	(9.9)	(12.4)	—
Goodwill adjustment	1.9	8.3	17.7	—
Loss on disposal of fixed assets	—	0.2	—	—
Asset impairments	0.5	5.4	0.4	—
Net gain of sale of MOD II assets held for sale	—	(1.7)	—	—
Stock-based compensation	0.7	2.0	1.5	0.3
Current change in operating assets and liabilities:
Accounts receivable, net	2.9	3.0	(2.2)	(2.5)
Inventories	3.0	(2.5)	1.1	1.5
Prepaid expenses and other current and non-current assets	2.1	2.8	—	1.6
Accounts payable	(1.7)	3.7	(1.6)	(0.8)
Deferred income on shipments to distributors	0.1	(1.4)	—	—
Accrued and other current and non-current liabilities	(3.6)	0.9	(12.8)	1.2
Net cash used by operating activities	(6.4)	(0.5)	(1.9)	(4.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets held for sale & MOD III assets	4.6	5.9	—	0.2
Net reimbursement of MOD III sustaining	(0.7)	—	—	—
Capital expenditures	(4.2)	(4.4)	(1.9)	(0.4)
Net cash provided (used) by investing activities	(0.3)	1.5	(1.9)	(0.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt	—	(5.0)	(1.9)	—
Purchase of common stock	(0.1)	(5.2)	(1.9)	—
Proceeds from public stock offering, net of offering costs	—	24.4	—	—
Proceeds from sales of common stock per employee stock purchase plans and stock options	0.2	0.5	0.2	0.2
Net cash provided (used) by financing activities	0.1	14.7	(3.6)	0.2
Increase (decrease) in cash and cash equivalents	(6.6)	15.7	(7.4)	(4.1)
Cash and cash equivalents at beginning of period	33.6	22.0	29.4	37.7
Cash and cash equivalents at end of period	$27.0	$37.7	$22.0	$33.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATIONS:
Interest paid during the period	$—	$0.3	$0.4	$—
Income taxes paid during the period	$0.2	$1.5	$1.8	$0.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dollar value of shares repurchased through employee loan cancellations	$—	$0.6	$0.7	$0.1

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In millions)

	Common Stock		Deferred Stock Compen-	Additional Paid-in	Treasury	Accumu- lated	Total Stock- holders’ Equity
	Shares	Amount	sation	Capital	Stock	Deficit	(Deficiency)
Balance at December 31, 2002	14.9	$0.1	$(4.6)	$97.3	—	$(26.0)	$66.8
Issuance of common stock under stock option plans, including tax benefit of $0.1	—	—	—	0.2	—	—	0.2
Amortization of deferred stock compensation	—	—	1.2	0.3	—	—	1.5
Deferred stock compensation cancellations	—	—	1.4	(1.4)	—	—	—
Purchase of treasury shares	(0.4)	—	—	—	(1.9)	—	(1.9)
Net loss and comprehensive loss	—	—	—	—	—	(5.9)	(5.9)
Balance at December 31, 2003	14.5	$0.1	$(2.0)	$96.4	$(1.9)	$(31.9)	$60.7
Common stock issued in public offering, net of offering costs	2.3	—	—	24.4	—	—	24.4
Issuance of common stock under stock option plans	—	—	—	0.1	—	—	0.1
Issuance of common stock under employee stock purchase plan	0.1	0.1	—	0.3	—	—	0.4
Deferred stock compensation	—	—	(0.5)	0.5	—	—	—
Deferred stock compensation cancellations	—	—	0.2	(0.2)	—	—	—
Amortization of deferred stock compensation	—	—	1.6	—	—	—	1.6
Purchase of treasury shares	(0.7)	—	—	—	(5.2)	—	(5.2)
Stock-based compensation expense	—	—	—	0.4	—	—	0.4
Net loss and comprehensive loss	—	—	—	—	—	(18.5)	(18.5)
Balance at December 31, 2004	16.2	$0.2	$(0.7)	$121.9	$(7.1)	$(50.4)	$63.9
Issuance of common stock under stock option plans	0.03	—	—	0.1	—	—	0.1
Issuance of common stock under employee stock purchase plan	0.02	—	—	0.1	—	—	0.1
Amortization of deferred stock compensation	—	—	0.3	—	—	—	0.3
Net loss and comprehensive loss	—	—	—	—	—	(6.6)	(6.6)
Balance at March 31, 2005 (Transition Period)	16.3	$0.2	$(0.4)	$122.1	$(7.1)	$(57.0)	$57.8
Issuance of restricted shares	0.2	—	(0.6)	0.6	—	—	—
Issuance of common stock under employee stock purchase plan	0.1	—	—	0.2	—	—	0.2
Deferred stock compensation cancellations	—	—	0.1	(0.1)	—	—	—
Amortization of deferred stock compensation	—	—	0.2	—	—	—	0.2
Amortization of restricted shares	—	—	0.1	—	—	—	0.1
Purchase of treasury shares	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	—	—	0.4	—	—	0.4
Net loss and comprehensive loss	—	—	—	—	—	(16.8)	(16.8)
Balance at March 31, 2006	16.6	$0.2	$(0.6)	$123.2	$(7.2)	$(73.8)	$41.8

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

Fresh-Start Reporting

On February 28, 2002, ZiLOG filed and received confirmation from the United States Bankruptcy Court for the Northern District of California of its and ZiLOG-MOD III, Inc.’s (“MOD III, Inc.”) joint reorganization plan (the “Reorganization Plan”) filed pursuant to Chapter 11 of the United States Bankruptcy Code. The Reorganization Plan became effective on May 13, 2002.

As a result of the court’s confirmation of ZiLOG’s Reorganization Plan, the Company adjusted its financial statements as prescribed by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). The reporting requirements of SOP 90-7 are referred to as “fresh-start” reporting, which resulted in material changes to ZiLOG’s Consolidated Balance Sheet as reported for the year ended December 31, 2002. This approach requires the recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of intangible assets including goodwill (see Note 2).

Change in Fiscal Year End

Effective December 29, 2005, the Company changed its fiscal year end from December 31 to March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31 beginning in fiscal 2006. In accordance with the fiscal calendar in place at that time, the new fiscal 2005 year ended on March 27 and the comparative 2004 period ended on March 28. For financial reporting purposes and convenience of reference, interim fiscal periods are labeled as ending on calendar month-end. The operating results for any period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Revenue Recognition

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

Fair Value of Financial Instruments, Concentration of Credit Risk

Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts. The carrying amount on the balance sheet for cash and cash equivalents at March 31, 2006, March 31, 2005, December 31, 2004, and December 31, 2003 were $27.0 million, $33.6 million, $37.7 million and $22.0 million, respectively, which approximates fair value, due to their short maturities.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and current liabilities, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and limits its exposure to financial losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. As of March 31, 2006, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable.

Accounts Receivable and Allowances

The Company maintains an allowance for losses it may incur as a result of its customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in selling, general and administrative expenses. In establishing this allowance and evaluating the adequacy of the allowance for doubtful accounts, the Company considers the aging of accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and, to a lesser extent, current economic trends and changes in customer payment terms.

The Company’s sales to OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, the Company analyzes historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

The Company’s net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users. At the time that the Company recognizes distributor re-sales as revenue, it records a reserve for estimated price adjustments that the distributors may reclaim from the Company on the merchandise they resold to end users. These reserves are recorded as a reduction to net sales and a reduction to accounts receivable. To estimate this distributor price adjustment reserve, the Company analyzes its historical price adjustment payments, price adjustments taken by distributors but not processed by the Company and pending price adjustments that have been authorized by the Company but have not yet been claimed by its distributors.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess and obsolete inventory are released only upon sale, scrap or other disposition of reserved inventory. Inventories, net of provisions, consist of the following

(In millions):

	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2004
Raw materials	$0.8	$0.6	$0.7
Work-in-process	7.3	11.3	12.2
Finished goods	5.0	6.0	6.2
Gross Inventory	13.1	17.9	19.1
Reserves	(5.5)	(7.3)	(7.0)
Net Inventory	$7.6	$10.6	$12.1

Property, Plant and Equipment

Property, plant and equipment were revalued at May 1, 2002 in accordance with the adoption of fresh-start reporting and SOP 90-F. At that time, accumulated depreciation was offset against cost and the resulting net book value was adjusted to the fair values. For periods prior to May 1, 2002 and for additions purchased after this date, property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment and 30 years for buildings.

We apply the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•       significant changes in the manner of our use of the acquired assets;

•       significant changes in the strategy for our overall business; and

•       significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying value, the carrying value of the assets are reduced to their estimated fair value. The estimated fair value is usually determined based on an estimate of discounted future cash flows. Asset impairments are recorded as a reduction in the asset value in our consolidated balance sheets and as special charges in our consolidated statements of operations.

The intangible assets created by the adoption of fresh-start accounting on our emergence from bankruptcy in 2002, consist of existing technology and brand name, as well as excess enterprise value, or goodwill. The existing technology and brand name are being amortized based on a pattern-of-use method in proportion to the forecast discounted cash flows from such assets. The goodwill is not subject to amortization.

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2004, and we perform this test in the third quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Significant impairments of property, plant and equipment were recorded in 2004 due to the write-down of the Company’s MOD II five-inch wafer fabrication facility in Nampa, Idaho to its expected realizable value (see Note 3) and subsequent transfer to assets held for sale. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense of property, plant and equipment was $2.6 million, $0.6 million, $3.0 million, and $5.5 million for the twelve months ended March 31, 2006, three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003, respectively. The Company did not have any assets leased under capital leases during the periods indicated.

Property, plant and equipment consist of the following (in millions):

	Mar. 31, 2006	Mar. 31, 2005	Dec. 31, 2004
Property, plant & equipment at cost:
Land, buildings and leasehold improvements	$2.6	$2.5	$1.2
Machinery and equipment	11.0	10.2	11.0
	13.6	12.7	12.2
Less accumulated depreciation and amortization	(6.1)	(6.8)	(6.1)
Net property, plant and equipment	$7.5	$5.9	$6.1

Other Accrued Liabilities

The following table further details “other accrued liabilities” (in millions):

	Mar. 31, 2006	Mar. 31, 2005	Dec. 31, 2004
Income taxes payable	$0.5	$1.2	$0.3
Accrued audit fees	0.2	0.7	0.8
Accrued legal costs	1.0	1.0	1.0
Accrued restructuring costs	0.1	0.4	0.8
Other	1.1	1.5	1.1
Other accrued liabilities	$2.9	$4.8	$4.0

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net sales and expense during the reporting periods. Significant estimates made in preparing these financial statements include, but are not limited to, excess and obsolete inventories, tax valuation allowance, allowance for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

Advertising Expenses

The Company accounts for advertising costs as expense for the period in which they are incurred. Advertising expenses were approximately $1.4 million, $0.2 million, $1.5 million, and $1.0 million, for the twelve months ended March 31, 2006, three month transition period ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in cost of sales.

Research and Development Expenses

The Company’s policy is to record all research and development expenditures with no future alternative use, as period expenses, when incurred. Research and development expenditures incurred and expensed were $21.0 million for the twelve months ended March 31, 2006, $5.2 million for the three months ended March 31, 2005 and $20.9 million and $18.0 million for the twelve months ended December 31, 2004 and 2003, respectively.

Stock Awards

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25,” to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” established accounting and disclosure requirements using a fair-value method of accounting, and the Company has adopted only the disclosure requirements of SFAS 148. For purposes of both financial statement and pro forma disclosure, the amortization of the stock-based compensation is allocated over the vesting period on a straight-line basis. The Company has applied the principles of FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” Under this technical bulletin, the fair value method of accounting is used to account for shares issued to employees under the Company’s employee stock purchase plan. For stock option grants issued with an exercise price equal to the fair market value of the stock at the date of the grant, the Company recognizes no compensation expense.

For the period between May 13, 2002, the effective date of the Company’s plan of reorganization and March 11, 2004, the Company’s common stock was traded on the Over -the-Counter Bulletin Board. As a result of our public offering of stock, our common stock commenced trading on the NASDAQ National Market on March 12, 2004 under the symbol “ZILG”. Generally, stock option awards for the financial periods presented were granted based on the closing price of the relevant market on the day of the grant approved by the Board of Directors. However, certain equity based grants which have required recording of compensation expense were approved as follows:

(i)            On May 13, 2002, in accordance with the shareholder approved plan of re-organization, the Company granted certain options and restricted shares to employees (excluding its CEO) at grant prices below the fair market value at the time of the grants.

(ii)        On May 13, 2002, in accordance with the shareholder approved plan of re-organization, the Company granted certain restricted shares to its CEO in accordance with his employment agreement at grant prices equal to par value of $0.01 per share with certain vesting schedules. Subsequent to the enactment of Sarbanes—Oxley act of 2002, the Company converted the remaining unvested restricted shares with grant prices of $0.01 to the then, equivalent fair market value numbers of options at new grant prices of $2.00 and $5.20. All of these restricted shares and options were fully vested at March 31, 2006.

(iii)    On November 10, 2005, a total of 220,000 restricted shares were granted to the CEO and certain executive officers in conjunction with change in control agreements. These grants were priced at par value of $0.01 per share and vests at the earlier of 3 years from grant date or change in ownership of the company, whichever is the earliest.

Pro Forma Stock-Based Compensation

The table below illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in millions):

	Twelve Months Ended Mar 31	Twelve Months Ended Dec. 31,		Three Months Ended Mar. 31,
	2006	2004	2003	2005
Net loss, as reported	$(16.8)	$(18.5)	$(5.9)	$(6.6)
Add: stock-based employee compensation expense included in reported net loss	0.7	2.0	1.5	0.3
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all rewards	(2.0)	(4.3)	(2.5)	(0.7)
Net loss—pro forma	$(18.1)	$(20.8)	$(6.9)	$(7.0)
Loss Per Share
Basic and diluted—as reported	$(1.02)	$(1.16)	$(0.41)	$(0.41)
Basic and diluted—pro forma	(1.10)	(1.30)	(0.48)	(0.43)
Number of shares used in computing loss per share
Basic and diluted—as reported	16.4	16.0	14.3	16.2
Basic and diluted—pro forma	16.4	16.0	14.3	16.2

The fair value of options granted was estimated at the date of grant using the Black Scholes option pricing model. The following weighted-average assumptions were used:

	Twelve Months Ended Mar. 31,	Twelve Months Ended Dec. 31,		Three Months Ended Mar. 31,
	2006	2004	2003	2005
Annual average risk-free interest rate	4.9%	3.4%	3.0%	3.4%
Estimated life in years	5	5	5	5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	54.2%	51.8%	66.5%	52.2%

The weighted-average fair value of options granted and weighted-average fair value of employee stock purchases are as follows:

	Twelve Months Ended Mar. 31,	Twelve Months Ended Dec. 31,		Three Months Ended Mar. 31,
	2006	2004	2003	2005
Weighted-average fair value of options granted during the period	$2.80	$9.77	$5.60	$5.07
Weighted-average fair value of employee stock purchases under employee stock purchase plan during the period	$3.05	$6.09	$5.52	$4.70

The fair value of shares purchased under the 2004 Employee Stock Purchase Plan was estimated at the date of each offering period, using the Black-Scholes pricing model. The following assumptions were used:

	Twelve Months Ended Mar. 31,	Twelve Months Ended Dec. 31,		Three Months Ended Mar. 31,
	2006	2004	2003	2005
Risk-free interest rate	3.92%	1.81 to 2.75%	—	3.4%
Estimated life in years	0.5	0.5	—	0.5
Dividend yield	0.0%	0.0%	—	0.0%
Volatility	54.2%	50.7%	—	52.2%

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning in 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123R or only to interim periods in the year of adoption. The Company is currently evaluating the impact adopting SFAS No. 123R, but expects the adoption of SFAS No. 123R will result in significant stock compensation expense.

NOTE 2.   GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). At the time of adoption, the Company had no amounts of goodwill recorded in the balance sheet. Therefore the initial adoption had no material effect to the Company.

Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. The Company did not have any impairment of goodwill in the twelve months ended March 31, 2006, the three month transition period ended March 31 2005, the years ended December 31, 2004, and 2003. In connection with its reorganization in 2002, the Company recorded a valuation allowance against deferred tax assets and recorded deferred income tax liabilities and income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These tax contingencies were primarily attributable to the Company’s reorganization of MOD III. During 2004 and 2003, the Company reassessed and updated its deferred income tax liabilities and income tax contingencies requirements and reduced the associated liabilities as an adjustment to goodwill as presented in the table below. In addition, reductions in the valuation allowance that was established under fresh-start reporting are also recorded as a reduction in the carrying value of goodwill.

Changes in the carrying value of goodwill for the twelve months ended March 31, 2006, three month transition period ended March 31 2005, years ended December 31, 2004 and 2003 are as follows (in millions):

Balance at April 30, 2002	$—
Establishment of goodwill under SOP 90-7	34.6
Balance at December 31, 2002	34.6
Goodwill adjustments during 2003	(17.7)
Balance at December 31, 2003	16.9
Goodwill adjustments during 2004	(8.3)
Balance at December 31, 2004	8.6
Goodwill adjustments during 2005	—
Balance at March 31, 2005	8.6
Goodwill adjustments during 2006	(1.9)
Balance at March 31, 2006	$6.7

Intangible assets established in connection with the Company’s fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily related to existing technology and brand name), are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 3 to 10 years. Changes in the carrying value of separable intangible assets for the twelve months ended March 31, 2006, three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003 are as follows (in millions):

	Existing Technology	Brand Name	Total Amortization
Balance at December 31, 2002	10.2	8.1	18.3
Amortization for year ended December 31, 2003	(5.5)	(1.3)	(6.8)
Balance at December 31, 2003	4.7	6.8	11.5
Amortization for the year ended December 31, 2004	(2.9)	(1.3)	(4.2)
Balance at December 31, 2004	1.8	5.5	7.3
Amortization for three months ended March 31, 2005	(0.4)	(0.2)	(0.6)
Balance at March 31, 2005	1.4	5.3	6.7
Amortization for the year ended March 31, 2006	(0.9)	(1.0)	(1.9)
Balance at March 31, 2006	$0.5	$4.3	$4.8

The anticipated amortization schedule for the remaining years of these separable intangible assets is as follows (in millions):

Year	Current Technology	Brand Name	Total Amortization
2007	0.3	0.9	1.2
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	—	0.7	0.7
2011	—	0.7	0.7
2012		0.4	0.4
Total	$0.5	$4.3	$4.8

NOTE 3.   MOD III AND MOD II EQUIPMENT

We adopted FIN 46R on January 1, 2004, which resulted in the de-consolidation of our subsidiary, ZiLOG MOD III Inc. Subsequently a significant portion of the assets were sold and management received authorization from the stockholders of MOD III, Inc. to sell the remaining assets without further stockholder approval and consequently the final results of ZiLOG MOD III Inc. were included in our financial results.

On April 16, 2004, the Company announced the closure of its MOD II five-inch wafer manufacturing facility in Nampa, Idaho. In association with this decision, the Company recorded net special charges of $6.9 million reflecting the impairment of long lived assets and costs to cease operations, and $1.8 million for employee severance costs. MOD II production ceased on July 9, 2004 whereby the majority of the products previously manufactured in MOD II were transferred to X-FAB, in Lubbock, Texas. The Company is now operating under our stated strategy as a fabless semiconductor company.

On September 24, 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of our MOD II facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings which have been classified as assets held for sale on the Company’s balance sheet at March 31, 2006.

In July of 2004, ZiLOG MOD III, Inc. sold its production equipment to ST Microelectronics, Inc. At the completion of the sale in September, 2004, ZiLOG, Inc. received approximately $4.9 million for reimbursement of sustaining costs incurred, which was recorded as an offset to special charges.

In February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc for a total consideration net of closing costs of $4.6 million. These assets included the dormant 8” wafer fabrication facility and associated land owned by ZiLOG Mod III Inc. and vacant property owned by ZiLOG, Inc. ZiLOG MOD III, Inc. shareholders have voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The distribution of the net proceeds includes $1.1 million to ZiLOG, Inc for the vacant property, $0.7 million to ZiLOG, Inc. for reimbursement of sustaining and maintenance costs incurred and $0.1 million and $0.2 million set aside for estimated remaining sustaining costs and estimated liquidation costs, respectively. The remaining $2.5 million is anticipated to be distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock on the liquidation of MOD III, Inc. and has been recorded as a liability in the consolidated financial statements at March 31, 2006.

NOTE 4.   SPECIAL CHARGES AND REORGANIZATION ITEMS

Fiscal 2006 Special Charges Analysis

During the three months ended June 30, 2005, the Company initiated a plan of action to consolidate certain of its support activities and transfer certain of these activities to its Philippines operations. These activities have resulted in lower overall support costs. The total severance and benefits cost of this action to date has been $1.7 million which has been recorded as special charges related to a reduction-in-force and support activity consolidation implemented during the twelve months ended March 31, 2006, and the remaining amount will be recorded over the required service periods of the employees to be terminated and is expected to be completed during the quarter ending March 31, 2006. In addition, the Company continues to incur period expenses to sustain the remaining assets held for sale on the balance sheet as of June 30, 2006 totaling $1.8 million. There can be no assurance that the value we will realize from the ultimate sale or disposition of these assets will be equal to the estimated fair values. If the ultimate net value realized upon the disposition of the remaining MOD II assets is less than the estimated fair value, the Company’s future results of operations could be materially adversely impacted.

2004 Special Charges Analysis

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

As a result of the closure of MOD II in 2004, the Company incurred the following additional special charges: (1) employee severance and termination benefits of approximately $1.8 million related to the termination of 144 employees, and; (2) an asset impairment charge of $5.4 million related to the write-down of the MOD II long-lived assets and the subsequent gain on sale of assets of $1.7 million related to the sale of the wafer manufacturing equipment and related assets to STMicroelectronics, Inc. in the fourth quarter of 2004.

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

The Company’s estimates used to determine the fair value of MOD II land and buildings held for sale as of December 31, 2004, which was $3.6 million, were based on an independent appraisal from a third party.

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

The following table details the beginning accrual balance as of December 31, 2003 and the special charge accrual activity and ending accrual balances for the year ended March 31, 2006, the three month transition period ended March 31, 2005, and the year ended December 31, 2004. (in millions):

	Severance and Termination Benefits	Debt Restructuring	MOD III Closure Costs	MOD II Closure Costs	Total
Balance at Dec. 31, 2003	—	—	0.1	—	0.1
Provisions to special charges	2.1	0.1	1.7	3.2	7.1
Provisions to cost of sales relating to MOD II closure for retention bonus	0.4	—	—	0.1	0.5
Cash payments	(2.2)	(0.1)	(1.8)	(2.6)	(6.7)
Balance at Dec. 31, 2004	0.3	—	—	0.7	1.0
Cash payments	(0.2)	—	—	(0.4)	(0.6)
Balance at Mar 31, 2005	0.1	—)	—	0.3	0.4
Provisions to special charges	1.7	(0.1)	0.4	0.7	2.7
Cash payments	(1.8)	0.1	(0.4)	(0.9)	(3.0)
Balance at Mar. 31, 2006	$—	$—	$—	$0.1	$0.1

Special charges for the twelve months ended March 31, 2006, three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003 are as follows (in millions):

	Twelve Months Ended Mar. 31,	Twelve Months Ended December 31,		Three Months Ended Mar. 31,
	2006	2004	2003	2005
Asset impairments:
Test and probe equipment written-off	$—	$—	$0.2	$—
MOD II assets impairment(a)	0.5	5.4	—	—
MOD II assets, gain on sale(a)	—	(1.7)
Equity investment write-down	—	—	0.2	—
Restructuring of operations:
Employee severance and termination benefits, other	1.7	0.3	1.5	—
MOD II employee severance and termination benefits	—	1.8	—	—
MOD II costs to close facility	0.7	3.2	—	0.3
MOD III costs to close facility
MOD III sustaining costs for post-closure maintenance	0.4	1.7	1.3	0.1
MOD III reimbursement of maintenance costs(a)	(0.8)	(4.9)	—	—
Professional fees for debt restructuring	(0.1)	0.1	0.6	—
	$2.4	$5.9	$3.8	$0.4

a)                Asset impairment items and reimbursements were not included in the provision accruals in the first table above.

NOTE 5.   RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant’s deferral contribution, up to 1.5% of the participant’s compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were approximately $0.2 million for the twelve months ended March 31, 2006, $0.1 million for the three month transition period ended March 31, 2005, $0.3 million for the year ended December 31, 2004, and $0.4 million for the year ended December 31, 2003. There were no discretionary contributions made in fiscal 2006, the three month transition period ended March 31, 2005, or the years 2004 and 2003. The Company’s Philippines subsidiaries maintain a defined benefit pension plan for local employees, which is consistent with local statutes and practices. This benefit plan had no material impact on the Company’s financial statements for the periods presented.

NOTE 6.   STOCKHOLDERS’ EQUITY

Common Stock

The following description summarizes information regarding the Company’s capital stock after confirmation of the Reorganization Plan. This information is subject in all respects to applicable provisions of ZiLOG’s amended and restated certificate of incorporation and its amended and restated bylaws.

Stock Split

On February 18, 2004, the Board of Directors approved a reverse stock split in which every two shares of common stock was converted into one share of common stock, effective March 1, 2004. All Successor Company common shares and per-share figures have been retroactively restated to reflect this one-for-two reverse stock split. In addition, the Company reclassified $200,000 from “Common stock” to “Additional paid-in capital” in the Company’s balance sheet at December 31, 2003.

General

The Company’s authorized capital stock consists of 60,000,000 shares of Common Stock, par value $0.01 per share. The holders of outstanding shares of common stock are entitled to receive dividends or distributions as may be lawfully declared by the board of directors. In the event that the corporation is dissolved, the holders of common stock would be entitled to share ratably in all assets that may be available for distribution after the satisfaction of all liabilities. The Common Stock has no preemptive or conversion rights and is not subject to redemption. All outstanding shares of common stock are fully paid and non-assessable.

Voting

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The holders of a majority of the outstanding shares of common stock must approve all matters brought before the stockholders, except as otherwise required by the Delaware General Corporation Law and except as otherwise set forth below.

2004 Public Stock Offering

On March 12, 2004, the Company’s common stock was listed for trading on the NASDAQ National Market with a ticker symbol of ZILG. On March 18, 2004, and subsequently on April 6, 2004 through exercise of an over allotment option, the Company raised approximately $24.4 million through the sale of 2,252,100 shares of its common stock at a price $12.50 per share in a registered public offering of its stock.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“2004 ESPP”) was adopted by the compensation committee of the Company’s Board of Directors on December 17, 2003 and approved by the Company’s stockholders on February 12, 2004. The 2004 ESPP became effective on May 15, 2004. A total of 1,250,000 shares of common stock have been reserved for issuance under the 2004 ESPP to eligible employees. These shares will be either authorized as un-issued shares, or shares that have been reacquired by the Company. The 2004 ESPP is implemented by 12-month offering periods, each of which is composed of four 3-month purchase periods. Four overlapping offering periods generally commence during each fiscal year, with an offering period commencing on the first day of each fiscal quarter. Four purchase periods also commence during each fiscal year, with a purchase period commencing on the first day of each fiscal quarter. An eligible employee is granted an option at the start of the offering period to purchase shares of the Company’s common stock with payroll deductions ranging from 1% to 15% of their eligible compensation during the offering period. The payroll deductions are accumulated and, at the end of each purchase period, applied to purchase shares of common stock, unless the employee withdraws from the 2004 ESPP prior to such date. The purchase price will be the lower of 85% of the fair market value of the common stock either on the first business day of the applicable offering period or the last business day of the purchase period within such offering period.

At March 31, 2006 a total of 134,153 shares of the Company’s common stock have been purchased under the 2004 ESPP, leaving a total of 1,115,847 shares available to be purchased.

Stock Repurchase Programs

As of March 31, 2006, total stock repurchases for the 2003 and 2004 stock repurchase programs and other stock repurchases total 1,087,388 shares with a net aggregate cost of $7.2 million.

	Treasury Shares Outstanding
	3/31/06	3/31/05	12/31/04	12/31/03
2003 Plan	405,164	405,164	405,164	382,664
2004 Plan	572,100	572,100	572,100	—
Others	110,124	92,735	92,735	—
Ending Balance	1,087,388	1,069,999	1,069,999	382,664

2004 Stock Repurchase Program

The Company’s Board of Directors approved the 2004 stock repurchase program on July 29, 2004, pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock.

In August 2004, the Company purchased 415,300 shares of its common stock in the market for $3.2 million. In September 2004, it purchased 136,400 shares of common stock in the market for $1.1 million. And, in October 2004, the Company purchased 20,400 shares of its common stock in the market for $0.1 million.

As of March 31, 2006, the Company had repurchased 572,100 shares under this program at an aggregate cost of $4.4 million.

2003 Stock Repurchase Program

The Company’s Board of Directors approved a stock repurchase program on April 17, 2003, under which the Company may repurchase up to 500,000 shares of its outstanding common stock.

A summary of the activity under this plan is as follows ($ in millions):

	Shares	Net Cost	Loan Repayment
2003 repurchases from open market	125,000	$0.5	$—
2003 repurchases from former executive officer	50,000	$0.2	$0.1
2003 repurchases from other and former employees	207,664	$0.6	$0.5
2003 Total repurchases	382,664	$1.3	$0.6
2004 repurchases from other and former employees	22,500	$0.1	$0.1
Total repurchases through March 31, 2006	405,164	$1.4	$0.7

On May 30, 2003, ZiLOG’s Board of Directors approved the repurchase of 50,000 shares of common stock from ZiLOG’s President, Michael Burger, at the closing price on that day of $6.50 per share. The net cash paid to repurchase these shares from Mr. Burger was net of certain loan repayments made to the Company by Mr. Burger.

As of  March 31, 2006, the Company had repurchased 405,164 shares under this program from employees and former employees pursuant to repurchase rights at an aggregate cost of $2.1 million.

Other Stock Repurchases

On November 17, 2004, the Board of Directors, in conjunction with the resignation of a former executive, Michael Burger, approved the repurchase of 92,735 shares for the fair market purchase price of $6.20 per share in consideration for the repayment of his loans totaling $0.6 million.

During fiscal 2006, the Company repurchased 17,386 shares from former employees in consideration for the repayment of loans payable to us totaling $0.1 million.

Total stock repurchases for the 2003 and 2004 stock repurchases and other stock repurchases through March 31, 2006 total 1,087,388 shares with a net aggregate cost of $7.2 million.

2004 Omnibus Stock Incentive Plan

The 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) was adopted by the compensation committee of the Company’s Board of Directors on December 17, 2003 and approved by the Company’s stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The committee may grant incentive stock options (ISO”), non-statutory stock options (“NSO”) or restricted shares to certain employees, officers, directors, advisors and consultants of the Company who may purchase up to 1,500,000 shares of the Company’s common stock, par value $0.01 per share under the 2004 Plan.

In general, the options and shares granted pursuant to the 2004 Plan are exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable option agreement. The exercise price per share, payable upon the exercise of an option, is established by the committee at the time of the grant. But, is not less than par value per share of common stock on the date of the grant and in the case of an ISO generally is not less than 100% of the fair market value per share on the date of grant.

In general, restricted stock awards granted pursuant to the 2004 Plan are subject to the restricted stock award agreement that reflects terms, conditions and restrictions related to the restricted stock award. The agreement includes among other things, the period during which the restricted stock is subject to forfeiture, the imposition of any performance-based conditions or other restrictions on the award if any.

2002 Omnibus Stock Incentive Plan:

Common Stock

The 2002 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in May 2002. Subject to adjustment pursuant to the terms of the Omnibus Plan, the compensation committee of the Board of Directors may grant options to purchase up to an aggregate of 1,058,140 shares of common stock under the Omnibus Plan. Stock options granted under the Omnibus Plan were permitted to be: (1) incentive stock options or non-qualified stock options; (2) EBITDA-linked options and or non-EBITDA linked options. The term of a non EBITDA-linked option is determined by the Compensation Committee at the time of grant, but will not exceed ten years.

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

In accordance with Securities and Exchange Commission guidelines, EBITDA figures presented in this Form 10-K represent a non-GAAP measure of liquidity. EBITDA reflects net income adjusted for non-cash items, interest and income taxes. Management uses a separate “adjusted EBITDA” calculation for purposes of determining certain employees’ incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. This measure of adjusted EBITDA was approved as part of the Reorganization Plan. Adjusted EBITDA excludes interest, income taxes, effects of changes in accounting principles and equity adjustments and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. The differences between EBITDA and ZiLOG’s adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in adjusted EBITDA computations:

•       Employee retention bonuses, severance pay and termination benefits;

•       Professional fees for debt restructuring;

•       Lease termination costs;

•       Termination and exit charges; and

•       MOD III closure costs.

At March 31, 2006, 228,353 shares of common stock out of a total of 414,431 EBITDA-linked options granted, net of cancellations have vested. In no event will any EBITDA-linked options vest later than May 15, 2008, even if these adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times, and subject to such other terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

When an optionee exercises an option before the option is vested, then the optionee will receive shares of restricted stock equal to the number of shares exercised. If the optionee terminates employment or service before the restrictions on the restricted stock have lapsed, then the Company has the right to repurchase these shares as described below.

Restricted Stock

The Company was permitted to grant up to 1,220,930 restricted shares of common stock under the Omnibus Plan. The restricted shares generally vest 25% of the shares on the date of grant and an additional 25% on each of the first, second and third anniversaries of such grant date.

The Omnibus Plan authorizes the Compensation Committee to make loans available to participants with respect to certain restricted stock awards for the payment of any federal or state income tax attributable to the restricted stock subject to the award. Subsequent to the passing of the Sarbanes Oxley Act of 2002, the Company no longer will offer loans to employees for the payment of taxes on restricted stock. At March 31, 2006 and 2005, and December 31, 2004 and 2003, employee loans outstanding aggregated were $0.4 million, $0.5 million, $0.5 million, and $1.4 million, respectively, and these amounts are recorded as other assets in the accompanying balance sheet.

As of December 31, 2003, there were 365,128 shares of common stock that were subject to repurchase rights by the Company upon termination of employment by the holders. Following the Company’s public offering of stock in March 2004, the restrictions as to repurchase rights no longer apply. The restrictions on these shares lapsed in May 2005.

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

Deferred Stock Compensation

For the twelve months ended March 31, 2006, the three month transition period ended March 31, 2005, and for the years ended December 31, 2004 and 2003, ZiLOG recognized $0.7 million, $0.3 million, $2.0 million and $1.5 million, respectively, of stock-based compensation expense primarily in connection with the award of restricted stock, during May 2002 to certain employees, executives and consultants at purchase prices below their deemed fair market value at the date of grant. The restrictions on the shares of restricted stock lapsed 25% on the award date which was May 15, 2002 and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and is being recognized over three years as these restrictions lapse. Compensation expense for stock awards to consultants is re-measured at each balance sheet date until the awards vest and is being recognized over the vesting periods.

Stock Plan Activity

A summary of the Company’s stock plan activity for the twelve months ended March 31, 2006, twelve months ended December 31, 2004, and the three months ended March 31, 2005, are as follows:

	Shares Available for Grant	Options Outstanding	Weighted-Average Exercise Price
2002 and 2004 Omnibus Stock Incentive Plans
Balance as of December 31, 2003	249,700	1,222,485	$5.48
Options and shares reserved	1,500,000	—	—
Restricted shares granted	(37,730)	—	—
Options granted	(1,243,004)	1,243,004	9.77
Options exercised	—	(25,854)	8.18
Options cancelled	240,580	(240,580)	8.46
Restricted shares cancelled	176,465	—	0.02
Restricted shares repurchased	115,235	—	6.45
Balance as of December 31, 2004	1,001,246	2,199,055	$7.55
Restricted shares granted	(3,252)	—	—
Options granted	(25,250)	25,250	5.06
Options exercised	—	(22,572)	5.45
Options cancelled	59,123	(59,123)	7.51
Balance as of March 31, 2005	1,031,867	2,142,610	$7.61
Restricted shares granted	(267,176)	—	0.01
Options granted	(401,615)	401,615	2.80
Options cancelled	740,916	(740,916)	7.71
Restricted shares repurchased	17,389	—	4.60
Balance as of March 31, 2006	1,121,381	1,803,309	$6.50

A summary of the predecessor company’s stock plan activity for the four months ended April 30, 2002 and the eight months ended December 31, 2002 and the twelve months ended December 31, 2003 are as follows:

	Shares Available for Grant	Options Outstanding	Weighted-Average Exercise Price
Pre-2002 Option Plans
Balance as of December 31, 2001	6,506,214	6,498,730	$3.83
Options Cancelled	(6,506,214)	(6,498,730)	3.83
Balance as of April 30, 2002	—	—	—
2002 and 2004 Omnibus Incentive Plans
Options and shares reserved	2,279,070	—	$—
Restricted Shares granted	(931,233)	—	0.02
Shares Reserved for grant of restricted stock	(264,697)	—	0.02
Options granted	(1,049,333)	1,049,333	5.48
Restricted shares repurchased	78,250	—	2.66
Options cancelled	113,508	(113,508)	5.52
Balance as of December 31, 2002	225,565	935,825	$5.48
Options granted	(437,959)	437,959	—
Options exercised	—	(30,687)	0.02
Options cancelled	120,612	(120,612)	0.02
Restricted shares cancelled	88,232	—	0.02
Restricted shares repurchased	253,250	—	2.66
Balance as of December 31, 2003	249,700	1,222,485	$5.48

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.00-$2.28	127,609	7.42	$2.02	114,709	$2.00
$2.70-$2.70	305,065	9.44	2.70	—	0.00
$3.28-$5.19	103,705	8.18	4.10	40,285	4.20
$5.20-$5.20	275,304	8.12	5.20	275,304	5.20
$5.52-$5.52	434,985	7.09	5.52	191,489	5.52
$5.80-$9.30	124,189	7.80	7.08	77,824	7.00
$12.44-$12.44	408,852	8.08	12.44	160,503	12.44
$13.58-$13.58	16,850	8.04	13.58	10,189	13.58
$14.30-$14.30	6,750	7.81	14.30	3,927	14.30
$2.00-$14.30	1,803,309	8.02	$6.50	874,230	$6.43

Options that were exercisable as of March 31, 2006 and 2005, and December 31, 2004 and 2003 were 874,230, 739,981, 689,787, and 465,217, respectively.

The weighted average fair value of options granted for the twelve months ended March 31, 2006, the three month transition period ended March 31, 2005, and the years ended December 31, 2004 and 2003 were $2.80, $5.06, $9.77, and $5.60 per share, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model applying the following weighted average assumptions:

	Twelve Months Ended Mar. 31	Twelve Months Ended Dec. 31		Three Months Ended Mar. 31
	2006	2004	2003	2005
Annual average risk-free interest rate	4.9%	3.4%	3.0%	3.4%
Estimated life in years	5	5	5	5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	54.2%	5.8%	66.5%	52.2%

NOTE 7.   MINORITY INTEREST

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

Subsequent to the adoption of FIN 46R which resulted in the de-consolidation of the Company’s subsidiary, ZiLOG MOD III, Inc.,  Zilog Inc. management received authorization from the stockholders of ZiLOG MOD III, Inc. to sell the remaining assets without further stockholder approval and consequently the final results of ZiLOG MOD III, Inc. were included in the Company’s consolidated financial results.

Substantially all of the equipment of MOD III was sold on July 16, 2004. The remaining assets of MOD III consisted primarily of land and a building. Under the terms of the MOD III, Inc. Series A preferred stock liquidation preference, approximately $4.9 million of historical costs incurred by the Company on behalf of MOD III, Inc. to maintain its assets in saleable condition was reimbursed to the Company from the net proceeds received from the sale of the MOD III’s equipment. Such reimbursement is included within the caption special charges and reorganization items in the Company’s consolidated statement of operations for the year ended March 31, 2006.

On February 16, 2006, ZiLOG MOD III, Inc., a special purpose subsidiary created largely for the economic benefit of the Company’s former bondholders, completed the sale of its remaining assets to Micron Technology, Inc for a total consideration of $3.8 million. These assets included the dormant 8” wafer fabrication facility and associated land owned by ZiLOG Mod III Inc.. The cost of the transaction was $0.4 million and has been apportioned on a prorated basis to the related assets sold.

This transaction represents the sale of the remaining assets of ZiLOG Mod III Inc. and, as such, the shareholders voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The costs to liquidate ZiLOG Mod III, Inc. are estimated to be $0.2 million. It is anticipated that approximately $2.5 million will be distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock on the liquidation of the subsidiary and as such this estimated amount due has been recorded in our consolidated financial statements at March 31, 2006. The estimated distribution to the ZiLOG Mod III, Inc. shareholders is net of reimbursement to ZiLOG for costs it has incurred to maintain the facility totaling approximately $0.8 million. These costs include sustaining costs incurred by ZiLOG on behalf of ZiLOG Mod III, Inc. since the last sale of the equipment and distribution to Series A Preferred shareholders.

NOTE 8.   CREDIT FACILITY

Upon consummation of the Reorganization Plan, the Company entered into a senior secured financing facility (the “Facility”) with a commercial lender (the “Lender”), dated May 13, 2002, for a three-year $15.0 million senior secured revolving credit facility. Borrowings on the Facility bear interest at a rate per annum equal, at the Company’s option, to the commercial lender’s stated prime rate or LIBOR, plus 2.5%. At December 31, 2004, the Company had no borrowings outstanding under this facility. At December 31, 2003, the Company had borrowings outstanding of $5.0 million, at a LIBOR-based rate of 3.6%. This credit facility expired on May 13, 2005. As of March 31, 2006, March 31, 2005, December 31, 2004 and December 31, 2003, the Company had no standby credit, and had zero, $0.1 million, $0.2 and $0.3 million of standby letters of credit, respectively, issued to vendors under the Facility.

NOTE 9.   NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common for the periods indicated (in millions, except per share data):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
Net loss	$(16.8)	$(18.5)	$(5.9)	$(6.6)
Weighted-average shares outstanding	16.4	16.1	14.7	16.3
Less: Weighted-average shares subject to repurchase	—	(0.1)	(0.4)	(0.1)
Weighted-average shares used in computing basic and diluted net loss per share	16.4	16.0	14.3	16.2
Basic and diluted net loss per share	$(1.02)	$(1.16)	$(0.41)	$(0.41)

At March 31, 2006, March 31, 2005, and December 31, 2004, options to purchase 1.8 million, 2.1 million, and 2.2 million shares of common stock, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

NOTE 10.   INCOME TAXES

The components of loss before provision (benefit) for income taxes are as follows (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
United States	$(9.7)	$(7.0)	$(4.6)	$(2.2)
Foreign	(5.2)	(10.1)	(2.8)	(3.6)
	$(14.9)	$(17.1)	$(7.4)	$(5.8)

The provision (benefit) for income taxes is as follows (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
Federal
Current	$(0.6)	$0.3	$1.0	$0.2
Deferred	1.9	0.3	(2.6)	0.4
	1.3	0.6	(1.6)	0.6
State
Current	—	—	0.2	—
Deferred	—	—	(0.5)	—
	—	—	(0.3)	—
Foreign
Current	0.6	0.8	0.4	0.2
	0.6	0.8	0.4	0.2
Provision (benefit) for income taxes	$1.9	$1.4	$(1.5)	$0.8

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate of 34% to income before taxes. The provision (benefit) and tax effects of the differences are as follows (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005
Computed expected benefit	$(5.1)	$(5.8)	$(2.5)	$(2.0)
State taxes, net of federal benefits	0.0	0.0	0.2	0.0
Foreign taxes	0.6	0.8	0.2	0.1
Foreign losses (benefited)/not benefited	0.2	5.0	(0.1)	0.0
Deferred tax assets (benefited)/not benefited	4.6	(1.4)	(2.1)	1.2
Amortization of deferred income tax charge	1.7	1.7	1.7	0.4
Stock-based compensation not deductible	0.2	0.8	0.5	0.1
Non-deductible items	0.1	0.2	0.3	0.0
Other	(0.4)	0.1	0.3	1.0
	$1.9	$1.4	$(1.5)	$0.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in millions):

	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2004
Deferred tax liabilities:
Intangible assets	$(3.2)	$(4.1)	$(5.0)
Total deferred tax liabilities	(3.2)	(4.1)	(5.0)
Deferred tax assets:
Net operating loss carryforwards	12.1	5.2	1.5
Accruals and allowances not currently deductible	1.6	2.8	2.8
Deferred revenue	1.4	1.2	1.1
Inventory valuation adjustments	0.0	0.0	0.1
Tax credit carryforwards	3.4	1.2	1.2
Property, plant and equipment	4.4	0.7	0.7
Other	0.0	0.1	0.1
Total deferred tax assets	$22.9	$11.2	$7.5
Net deferred tax assets	19.7	7.1	2.5
Valuation allowance	(19.7)	(7.1)	(2.5)
Deferred income taxes	$0.0	$(0.0)	$0.0

Balance Sheet Presentation—Deferred Tax Assets & Liabilities

	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2004
Total deferred tax assets	$3.2	$5.0	$5.0
Less: non current portion—deferred tax asset	(2.8)	(2.3)	(2.3)
Net current deferred tax assets	$0.4	$2.7	$2.7
Total non-current deferred tax liabilities:	$(3.2)	$(5.0)	$(5.0)
Less: non-current portion—deferred tax asset	2.8	2.3	2.3
Net non-current deferred tax liability	$(0.4)	$(2.7)	$(2.7)

Realization of the net deferred tax assets is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of March 31, 2006, has been established to reflect this uncertainty. The valuation allowance increased by approximately $17.2 million for the fifteen months ended March 31, 2006 as compared to the year ended December 31, 2004. This net increase was primarily attributable to increases in the net operating loss carry-forwards, increases in the tax credit carryforwards, and an increase in the property, plant and equipment.

The Company has federal and state net operating loss carryforwards (“NOLs”) of $29.8 million and $32.9 million, respectively. The federal NOLs will expire in 2024, if not utilized, and the state NOL carryforwards will begin to expire in 2013, if not utilized.

The Company has federal and state research and development credit carryforwards of approximately $1.4 million and $1.2 million, respectively. If not utilized, the federal carryforward will begin to expire in 2024. The California credit can be carried forward indefinitely.

The reversal of $1.9 million in certain long term tax reserves in the fiscal year ended March 31, 2006, related to the release of certain tax reserves accrued in fresh start accounting items which are no longer required and resulted in a reduction in goodwill from $8.6 million at March 31, 2005 to $6.7 million as of March 31, 2006.

In connection with its reorganization in 2002, the Company recorded income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” These contingencies were primarily attributable to the Company’s reorganization of MOD III. During fiscal year ended March 31, 2006 and the years ended December 31, 2003 and 2004, the Company reassessed its deferred income tax liabilities and income tax contingencies and reduced the associated liabilities as an adjustment to goodwill. As of March 31, 2006, the remaining reserves associated with these fresh start accounting items were $4.5 million and are included in the accompanying balance sheet as other long-term liabilities.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. At March 31, 2006, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $0.7 million.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

Some of the Company’s leases for facilities and equipment are under non-cancelable operating leases, which expire in FY 2007 through FY 2011. The facility lease agreements generally provide for base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable operating leases at March 31, 2006 are as follows (in millions):

Operating Leases
FY 2007	$2.0
FY 2008	1.7
FY 2009	1.1
FY 2010	0.4
FY 2011	0.1
Total minimum lease payments	$5.3

Commitments

The Company is also responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $2.4 million, $2.6 million, and $2.7 million, respectively, for the twelve months ended March 31 2006, December 31, 2004, and December 31, 2003 and $0.6 million for the three month transition period ended March 31, 2005.

The Company generally makes purchases under cancelable purchase orders and does not enter into long-term supply agreements. Certain of its wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to the Company’s specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2006 (in millions):

	Total	Within 1 year	1-3 years	3-5 years
Operating lease obligations	$5.30	$2.00	$2.80	$0.50
Purchase obligations	7.1	6.9	0.2	—
Total	$12.40	$8.90	$3.00	$0.50

Contingencies

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the Company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys’ fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006 the Company filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend ourselves against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on its financial position, results of operations or cash flow.

The Company is participating in litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company’s management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard.

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2006. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2006, no such amounts are accrued.

NOTE 12.   RELATED PARTY TRANSACTIONS

In 2002, the Company entered into employment agreements with each of its then named executive officers. In June 2002, prior to the issuance of the Sarbanes Oxley Act, loans were made to executive officers and certain other employees and consultants to pay the income taxes due on the restricted shares of common stock that were granted to them. At March 31, 2006, March 31, 2005, December 31, 2004 and December 31, 2003, total loans outstanding were $0.4 million, $0.5 million, $0.5 million and $1.4 million, respectively. Each loan recipient pledged the shares of restricted stock as collateral for these loans pursuant to stock pledge agreements. All such loans come due five years from the date of issuance and they bear interest at 5.5% per annum.

On May 30, 2003, the Company repurchased 50,000 shares of common stock from a former executive officer for a purchase price of $6.50 per share, which was the closing price on the Over-the-Counter Bulletin Board on the date of repurchase net of the repayment of certain loans to the officer that were secured against the restricted stock. The amount of debt repaid was $161,245 with interest accruing at a rate of 5.5% per year. In conjunction with the resignation of a former officer, Michael Burger in 2004, the Company repurchased 92,735 shares for a fair market purchase price of $6.20 per share in consideration for the repayment of his loans totaling $574,956.

In June 2004, the Company’s CEO, James M. Thorburn paid $247,582 in cash to satisfy all of his outstanding loans and interest.

NOTE 13.   GEOGRAPHIC AND SEGMENT INFORMATION

Beginning in May 2002, ZiLOG consolidated its business segments into one reportable segment to reflect the change in the manner in which its chief operating decision maker allocates resources and assesses the performance of the Company’s business. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments. The Company’s operations outside the United States consist of a final test facility in the Philippines, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

The Company has two broad business lines called micrologic devices and other devices and foundry services within the Company’s one reportable segment.

The Company’s two broad business lines are based on product technologies and can be summarized as follows:

Products	Sample Uses
Micrologic Devices include:
Core 8-bit Microcontrollers and Microprocessors	Security systems, battery chargers, Universal Infrared remote controls, industrial controllers, POS terminal, motor control, communications products, treadmills
Other Devices include:
Serial Communications Controllers	Telephone switches/PBX
Modems	Satellite TV set-top box, POS card validation
IrDA transceivers	PDAs, cell phones
Television, PC peripheral and other products	TV, keyboard, pointing device
Foundry Services	Broadband access products

The following table, which summarizes the Company’s net sales by region, by channel, and by business line (in millions):

	Twelve Months Ended			Three Months Ended
	Mar. 31, 2006	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2005	Mar. 31, 2004
					(unaudited)
Net sales by region:
Americas	$31.9	$49.4	$59.7	$9.4	$14.0
Asia (including Japan)	36.4	33.5	30.9	8.2	8.0
Europe	10.5	12.7	13.0	2.6	4.0
Net sales	$78.8	$95.6	$103.6	$20.2	$26.0
Net sales by channel:
OEM	$34.8	$44.7	$44.0	$10.1	$13.5
Distribution	44.0	47.3	48.5	10.1	12.3
Foundry services	—	3.6	11.1	—	0.2
Net sales	$78.8	$95.6	$103.6	$20.2	$26.0
Net sales by business line:
Micrologic
Flash	$6.8	$3.2	$1.0	$1.1	$0.4
Non-Flash	53.4	65.1	67.0	13.7	19.1
Micrologic	60.2	68.3	68.0	14.8	19.5
Other Devices
Serial Communications Controllers	12.8	14.4	13.7	2.8	4.0
Modems	1.0	2.8	3.1	1.6	0.6
IrDA Transceivers	1.1	2.1	2.4	0.3	1.0
Television, PC Peripherals and Other	3.7	4.4	5.3	0.7	0.7
Other Devices	18.6	23.7	24.5	5.4	6.3
Subtotal—Base business	78.8	92.0	92.5	20.2	25.8
Foundry services	—	3.6	11.1	—	0.2
Net sales	$78.8	$95.6	$103.6	$20.2	$26.0

Net sales are attributable to the ship-to location of the Company’s customers as presented in the following table (In millions):

	Twelve Months Ended	Twelve Months Ended		Three Months Ended
	Mar. 31,	Dec. 31,		Mar. 31,
	2006	2004	2003	2005
United States	$25.0	$32.9	$34.8	$7.2
Hong Kong (including PRC)	15.0	15.7	14.4	3.1
Singapore	6.4	9.3	12.3	0.9
Germany	5.5	6.2	5.6	1.4
Taiwan	3.8	4.8	11.4	1.0
Korea	2.5	4.5	3.8	0.6
Other Foreign Countries	20.6	22.2	21.3	6.0
Total	$78.8	$95.6	$103.6	$20.2

The following table shows the location of long-lived assets (in millions):

	March 31,	December 31,		March 31,
	2006	2004	2003	2005
United States	$20.5	$29.4	$84.5	$27.9
Philippines	1.0	1.4	0.6	1.3
Other	3.3	0.8	0.4	1.0
Total	$24.8	$31.6	$85.5	$30.2

Major Customers

For the twelve months ended March 31, 2006, two customers, including one distribution customer and one OEM customer, accounted for approximately 24% and 10% of net sales, respectively. For the year ended December 31, 2004, two customers, including one distribution customer and one OEM customer accounted for 20% and 12% of net sales, respectively. For the year ended December 31, 2003, two customers, including one distribution customer and one OEM customer, accounted for 18% and 11% of net sales, respectively. For the three month transition period ended March 31, 2005 two customers, including one distribution customer and one OEM customer accounted for 20% and 12% of net sales, respectively.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 22, 2005, the Company engaged Armanino McKenna LLP as its principal independent registered public accounting firm, and dismissed KPMG LLP. The decision to engage Armanino McKenna LLP and dismiss KPMG LLP was approved by the Audit Committee of the Board of Directors, which subsequently advised the Board of Directors of its decision. There have been no disagreements with our current and predecessor independent registered public accounting firms.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       Other Information

In December 2005, the Securities and Exchange Commission issued a release permitting an accelerated filer with an aggregate worldwide market value of voting and non-voting common equity held by non-affiliates of less than $50 million to exit accelerated filer status at the end of the fiscal year in which it fails to meet that threshold as of the last business day of its second quarter. The aggregate worldwide market value of all equity held by non-affiliates of ZiLOG, Inc. was less than $50 million as of September 30, 2005, the last business day of our second fiscal quarter. Accordingly, we exited accelerated filer status as of March 31, 2006, and is therefore no longer subject to the rules and regulations applicable to accelerated filers, including those relating to internal controls over financial reporting and the filing of annual and periodic reports on an accelerated basis.

PART III

MANAGEMENT

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item relating to the Company’s directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from ZiLOG’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2006.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. You may request a copy of this code of ethics free of charge by sending a written request to ZiLOG, Inc. c/o Investor Relations at 532 Race Street, San Jose, California 95126.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference from ZiLOG’s Proxy Statement for its July, 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from ZiLOG’s Proxy Statement for its July, 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from ZiLOG’s Proxy Statement for its July, 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from ZiLOG’s Proxy Statement for its July, 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2006

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this report:

1.                 Consolidated Financial Statements and Supplementary Data:

Page
Report of Armanino McKenna LLP, Independent Registered Public Accounting Firm	69
Report of KPMG LLP, Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets as of March 31, 2006 and 2005 and December 31, 2004	71
Consolidated Statements of Operations for the Twelve Months Ended March 31, 2006, December 31, 2004, December 31, 2003 and the Three Months Ended March 31, 2005.	72
Consolidated Statements of Cash Flows for the Twelve Months Ended March 31, 2006, December 31, 2004, December 31, 2003 and the Three Months Ended March 31, 2005	73
Consolidated Statements of Stockholders’ Equity (Deficiency) as of March 31, 2006, December 31, 2004 and 2003 and the Three Months Ended March 31, 2005.	74
Notes to Consolidated Financial Statements	75

2.                 Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	106

All other schedules are omitted because the information required to be set forth therein is not applicable or is contained in the financial statements or notes to the financial statements.

(b)         Not Required

(c)          Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this annual report.

(d)         Financial Statements Schedule

See Item 15 (a)(2) above.

SCHEDULE II

ZiLOG, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at Ending of Period
Year ended March 31, 2006:
Allowance for doubtful accounts	$0.2	$0.1	$(0.1)	$0.2
Three months ended March 31, 2005:
Allowance for doubtful accounts	$0.3	$(0.1)	$—	$0.2
Year ended December 31, 2004:
Allowance for doubtful accounts	$0.3	$—	$—	$0.3
Year ended December 31, 2003:
Allowance for doubtful accounts	$0.5	$(0.2)	$—	$0.3

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES M. THORBURN	Chairman, Chief Executive Officer and	June 26, 2006
James M. Thorburn	Director
/s/ PERRY J. GRACE	Vice President, Chief Financial Officer	June 26, 2006
Perry J. Grace
/s/ FEDERICO FAGGIN	Director	June 26, 2006
Federico Faggin
/s/ RICHARD L. SANQUINI	Director	June 26, 2006
Richard L. Sanquini
/s/ ROBIN A. ABRAMS	Director	June 26, 2006
Robin A. Abrams
/s/ DAVID G. ELKINS	Director	June 26, 2006
David G. Elkins

EXHIBIT INDEX

Exhibit Number	Description
2.1(a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1(j)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2(k)	Amended and Restated Bylaws of ZiLOG, Inc
4.1(h)	Form of common stock certificate.
4. 2(c)	Form of Restricted Stock Purchase Agreement.
4.3(c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
10.1(d)	Contract of Lease, dated October 16, 2003, by and between ZiLOG Electronics Philippines, Inc. and Fruehauf Electronics Phils. Corporation.
10.1(g)	Lease, dated as of December 21, 2001, between ZiLOG, Inc. and the Sobrato Group.
10.2(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Perry Grace.
10.3(c)	Financing Agreement, dated May 13, 2002, between CIT Financing and ZiLOG, Inc.
10.4(c)	Contribution Agreement, dated May 13, 2002, between ZiLOG, Inc. and ZiLOG-MOD III, Inc.
10.5(e)	Services Agreement, dated May 13, 2002, between ZiLOG Inc. and ZiLOG-MOD III, Inc.
10.6(c)	Employment Agreement, dated May 14, 2002, between ZiLOG, Inc. and Norman G. Sheridan.
10.7(f)	Distributor Agreement, dated October 23, 2002, between ZiLOG, Inc. and Future Electronics, Inc.
10.8(f)	Form of Full-Recourse Promissory Note.
10.9(f)	Form of Stock Pledge Agreement.
10.10(i)	Summary of 2004 ZiLOG Incentive Plan.
10.11(b)	ZiLOG, Inc. 2002 Omnibus Stock Incentive Plan.
10.12(i)	ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan.
10.13(i)	ZiLOG, Inc. 2004 Employee Stock Purchase Plan.
10.14(m)	Amendment No. 1 to the ZiLOG, Inc. 2004 Employee Stock Purchase Plan
10.15(m)	Form of Indemnification Agreement between ZiLOG, Inc. and its Directors and Officers
10.16(m)	Employment Offer Letter dated as of December 17, 2004 between ZiLOG, Inc and Ramesh G. Ramchandani.
10.17	Employment Offer Letter dated as of April 4, 2006 between ZiLOG, Inc and Nick Antonopolous
10.18(l)	Form of Change of Control Agreement
21.1	Subsidiaries of ZiLOG, Inc.
23.1	Consent of Armanino McKenna LLP, independent registered public accounting firm.
23.2	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature pages of this Annual Report)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2006.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2006.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated June 26, 2006.

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

(k)   Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on November 17, 2005.

(l)    Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on December 20, 2005.

(m)  Incorporated herein by reference to the item of the same name filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.