Form 10-Q
period 2006-07-01
ZILOG INC
filed 2006-08-15
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number : 001-13748

ZiLOG, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

532 Race Street
San Jose, California    95126
(Address of Principal Executive Offices including Zip Code)

(408) 558-8500
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                           Accelerated filer    ☐                           Non-accelerated filer    ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 1, 2006
Common Stock, $0.01 par value per share	16,610,268 shares

Note: PDF provided as a courtesy

ZiLOG, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JULY 1, 2006
TABLE OF CONTENTS

Some of the statements under sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services at commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; our ability to sell and/or recover the carrying value of our assets held for sale at our Nampa, Idaho facility; anticipated costs in connection with the decommissioning of our MOD II wafer fabrication facility; and costs incurred in connection with the transfer of certain activities to our facility in Manila, Philippines. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "potential," "continue," or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in this 10-Q and in our Form 10-K for the year ended March 31, 2006."

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

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JULY 1, 2006
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net sales	$21.0	$20.6
Cost of sales	10.5	12.0
Gross margin	10.5	8.6

Operating expenses:
Research and development	5.2	5.2
Selling, general and administrative	6.0	7.1
Special charges and credits	0.1	1.5
Amortization of intangible assets	0.4	0.5
Total operating expenses	11.7	14.3

Operating loss	(1.2)	(5.7)

Other income:
Interest income	0.3	0.2
Loss before provison for income taxes	(0.9)	(5.5)
Provision for income taxes	0.6	0.6
Net loss	$(1.5)	$(6.1)

Basic and diluted net loss per share	$(0.09)	$(0.38)

Shares used in computing basic and diluted net loss per share	16.6	16.3

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	July 1,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$26.1	$27.0
Accounts receivable, less allowance for doubtful accounts of $0.2 at
July 1, 2006 and $0.2 at March 31, 2006	9.4	9.6
Inventories, net	9.2	7.6
Deferred tax assets	0.4	0.4
Prepaid expenses and other current assets	2.0	2.2
Total current assets	47.1	46.8

Assets held for sale	1.8	1.8
Property, plant and equipment, net	7.4	7.5
Goodwill	6.7	6.7
Intangible assets, net	4.4	4.8
Other assets	3.7	4.0
Total assets	$71.1	$71.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9.8	$9.9
Income taxes payable	0.4	0.5
Accrued compensation and employee benefits	2.9	2.5
Estimate due to ZiLOG-Mod III Inc. Series A Preferred shareholders	2.5	2.5
Other accrued liabilities	2.1	2.4
Deferred income on shipments to distributors	6.7	6.1
Total current liabilities	24.4	23.9

Deferred tax liabilities	0.4	0.4
Other non-current tax liabilities	5.6	5.5
Total liabilities	30.4	29.8

Stockholders' equity:
Common stock	0.2	0.2
Deferred stock compensation	-	(0.6)
Additional paid-in capital	123.0	123.2
Treasury stock	(7.2)	(7.2)
Accumulated deficit	(75.3)	(73.8)
Total stockholders' equity	40.7	41.8
Total liabilities and stockholders' equity	$71.1	$71.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	July 1,	June 26,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(1.5)	$(6.1)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangible assets	0.4	0.5
Disposition of operating assets	-	(0.2)
Depreciation and other amortization	0.7	0.6
Stock-based compensation	0.3	0.5
Current changes in operating assets and liabilities:
Accounts receivable, net	0.2	1.9
Inventories	(1.6)	0.6
Prepaid expenses and other current and non-current assets	0.6	0.6
Accounts payable	-	0.7
Accrued compensaion and employee benefits	0.5	(0.3)
Other accrued liabilities, deferred income on shipments to distributors,
income taxes and accrued special charges	0.1	(0.5)
Net cash used by operating activities	(0.3)	(1.7)

Cash Flows from Investing Activities:
Capital expenditures	(0.6)	(0.5)
Net cash used by investing activities	(0.6)	(0.5)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under stock purchase plans	-	0.1
Repurchase of common stock	-	(0.1)
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(0.9)	(2.2)
Cash and cash equivalents at beginning of period	27.0	33.6
Cash and cash equivalents at end of period	$26.1	$31.4

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2006 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended March 31, 2006, filed on June 26, 2006.

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

The condensed consolidated balance sheet at March 31, 2006 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue from product sales to Original Equipment Manufacturers ("OEM") customers is recognized when evidence of an agreement exists, customers or their agents receive the product and title transfers, and collection of amounts due is reasonably assured. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

The Company also licenses technology for certain of its products and receives payment in the form of royalties. Typically, licensees provide shipment and royalty information when the payment is remitted subsequent to the end of the quarter in which shipments are made. As such, the Company records these royalty revenues as net sales when the amounts can be reasonably estimated as earned or when the cash is received from the licensees.

Revenue on shipments to distributors who have rights of return and price protection on unsold merchandise held by them, is deferred until products are resold by the distributors to end users, referred to as the "sell-through" method for revenue recognition. Although revenue is deferred until resale, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as "Deferred income on shipments to distributors."

Accounts Receivable and Allowances. The Company maintains an allowance for losses it may incur as a result of its customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in selling, general and administrative expenses. In establishing this allowance and evaluating the adequacy of the allowance for doubtful accounts, the Company considers the aging of accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and, to a lesser extent, current economic trends and changes in customer payment terms.

The Company's sales to OEM customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and price allowances, the Company analyzes historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

The Company's net sales to distributors that have rights of return and/or price protection allowances on unsold merchandise held by them are deferred until such products are resold by the distributors to end users. At the time that the Company recognizes distributor re-sales as revenue, it records a reserve for estimated price adjustments that the distributors may claim from the Company on the merchandise they resold to end users. These reserves are recorded as a reduction to net sales and a reduction to accounts receivable. To estimate this distributor price adjustment reserve, the Company analyzes its historical price adjustment payments, price adjustments taken by distributors but not processed by the Company and pending price adjustments that have been authorized by the Company but have not yet been claimed by its distributors.

Assets Held for Sale. The remaining assets of MOD II, consisting primarily of land and buildings with a carrying value of $1.8 million at July 1, 2006, have been classified as asset held for sale on the Company's accompanying condensed consolidated balance sheet.

Goodwill and Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

Pursuant to SFAS 142, the Company performs its annual impairment test in the third quarter of each fiscal year. During the three months ended March 31, 2006, the Company reviewed its goodwill and intangible assets and determined that there was no impairment indicated. As of July 1, 2006, there was no indication of impairment of the Company's intangible assets carrying value.

Separable intangible assets that are deemed to have defined lives are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet as follows (in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.6	5.2	21.8
Book value at July 1, 2006	$0.4	$4.0	$4.4

The anticipated remaining amortization schedule for these assets is as follows (in millions):

	Current	Brand
Year	Technology	Name	Total
Remaining three quarters of fiscal 2007	$0.2	$0.7	$0.9
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.4	$4.0	$4.4

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

Research and Development Expenses. The Company's policy is to record all research and development expenditures with no future alternative use as period expenses when incurred.

Fair Value of Financial Instruments and Concentration of Credit Risk. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and current liabilities, approximates fair value due to their relatively short maturities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. As of July 1, 2006, there were two customers with net accounts receivable each comprising 10% or more of total net accounts receivable, with a balance of $1.1 and 1.3 million each.

Adoption of Accounting Standards. Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payments", requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended July 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123R. The total compensation expense recorded for the three month period ended July 1, 2006 was $0.3 million of which $0.1 million was included in research and development expenses and $0.2 million was recorded in selling, general and administrative costs. The amounts reflected in cost of goods sold and inventory were not significant. See Note 6 to the Company's consolidated financial statements for further detail, including the impact of the adoption to its consolidated statements of operations.

Stock-based compensation for options or restricted stock awards (RSA's) recorded in periods prior to April 1, 2006 reflects: 1) the difference between the stock price and the purchase price for options granted or RSA's issued where the grant price approved by the Board of Directors was lower than the fair market value of the award at the time of grant or 2) the then fair market value of stock issued to members of the Board of Directors for Board of Director services provided in lieu of cash in accordance with their shareholder approved compensation plans.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	July 1,	March 31,
	2006	2006
Raw materials	$0.8	$0.8
Work-in-progress	8.7	7.3
Finished goods	5.5	5.0
Gross inventory	15.0	13.1
Reserves	(5.8)	(5.5)
Net inventory	$9.2	$7.6

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Asset impairments:
MOD II assets	$-	$-

Restructuring of operations:
Employee severance, termination benefits
and transfer costs	$-	$1.1
MOD II period maintenance costs	0.1	0.3
MOD III period maintenance costs	-	0.1
	$0.1	$1.5

Following the closure of its remaining wafer manufacturing fab in July 2004 and completion of conversion to a fully fabless manufacturing model, the Company consolidated certain support activities in its Philippines facility in line with the expanding business opportunities in the Asia and China markets and streamlined operations to align its overall support costs to current business levels.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

MOD II
Closure
Costs
Balance at March 31, 2006	$0.1
Cash payments	(0.1)
Balance at July 1, 2006	$-

In addition, the Company continues to incur period expenses to sustain the remaining assets of MOD II in a saleable condition. MOD III costs reflect the maintenance costs associated with the MOD III facility that was sold in February 2006 at which time the Company was reimbursed for its out of pocket expenses for maintaining the fab. The ZiLOG MOD III, Inc. subsidiary is currently in the process of liquidation at which time the Company will distribute the cash generated on the sale of the MOD III assets to the preferred shareholders of the subsidiary. At July 1, 2006, $2.5 million has been recorded as a liability to be distributed upon liquidation.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment and the Company engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers ("OEM") in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a product test and logistics facility in the Philippines, sales and support centers in Asia and Western Europe and design centers in China and India. Domestic operations include product design and development, as well as the coordination of production planning, sales, marketing, general and administrative functions. The Philippine test facility is reimbursed for value added services in relation to test operations and other functions performed and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Sales by Product Category. The following table represents the net sales by business line for each of the periods indicated (dollars in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net sales by product category:
Micrologic:
Flash	$2.4	$1.3
Non-Flash	14.2	14.1
Micrologic	$16.6	$15.4

Other Devices
Serial Communications Controllers	$3.5	$3.5
Modems	0.2	0.6
IrDA transceivers	0.3	0.2
Television, PC peripheral and other	0.4	0.9
Other Devices	4.4	5.2
Total sales	$21.0	$20.6

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net sales by region:
Americas	$7.5	$8.3
Asia	10.4	9.6
Europe	3.1	2.7
Total sales	$21.0	$20.6

Net sales by channel:
OEM	$8.6	$9.3
Distribution	12.4	11.3
Total sales	$21.0	$20.6

Major customers: During the three months ended July 1, 2006, two customers accounted for greater than 10% of the Company's total net sales. These two customers accounted for approximately 26% and 11% of net sales, respectively.

NOTE 6. STOCK-BASED COMPENSATION

The Company has a stock-based compensation program that includes incentive and non-statutory stock options, and RSA's. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and vesting monthly thereafter over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of July 1, 2006, the Company had approximately 1,097,717 shares of common stock reserved for future issuance under our stock option plans and ESPP.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach as permitted by SFAS 123R and therefore have not restated its financial results for prior periods. Under this transition method, stock- based compensation expense for the three months ended July 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated using the Black-Scholes option pricing model in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

As a result of adopting SFAS 123R on April 1, 2006, the Company's net loss before income taxes and net loss for the three months ended July 1, 2006, were both $0.2 million greater than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Basic and diluted earnings per share for the three months ended July 1, 2006 are $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the Company's Condensed Consolidated Statements of Operations (in millions):

Three Months
Ended
July 1,
2006
Cost of sales	$-
Research and development	0.1
Selling, general and administrative	0.2
Stock-based compensation expense before income taxes	0.3
Income tax benefit	-
Total stock-based compensation expense after income taxes	$0.3

There were no stock option exercises during either of the three months ended July 1, 2006 or June 26, 2005. Accordingly, no income tax benefit was realized from stock option exercises during the three months ended July 1, 2006 and June 26, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock awards in accordance with APB 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25", issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described below. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation was allocated over the vesting period on a straight-line basis. The Company had applied the principles of FTB 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option." Under this technical bulletin, the fair value method of accounting was used to account for shares issued to employees under the Company's employee stock purchase plan.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based compensation during the three months ended June 26, 2005 (in millions, except per share amounts):

Three Months
Ended
June 26,
2005
Net loss - as reported	$(6.1)
Add: stock-based employee compensation expense
included in reported net loss, net of tax	0.5
Deduct: total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(0.7)
Net loss - proforma	$(6.3)

Net loss per share as reported	$(0.38)
Net loss per share - proforma	$(0.39)

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended
	July 1,	June 26,
	2006	2005
Expected life (in years)	5.24	5.00
Interest rate	5.1%	4.0%
Volatility	47.19%	52.00%
Dividend yield	-	-
Weighted-average fair value at grant date	$3.13	$4.14

Employee Stock Purchase Plan	Three Months Ended
	July 1,	June 26,
	2006	2005
Expected life (in years)	0.5	0.5
Interest rate	4.25%	3.75%
Volatility	31.40%	52.00%
Dividend yield	-	-
Weighted-average fair value at grant date	$3.38	$4.25

The computation of expected volatility for the three months ended July 1, 2006 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended July 1, 2006, is as follows (in millions, except per share and term amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at March 31, 2006	1,803,309	$6.50	8.02	*
Grants	110,150	2.99	-	-
Exercises	-	-	-	-
Forfeitures or expirations	(27,621)	6.61	-	-
Outstanding at July 1, 2006	1,885,838	$6.24	7.89	$0.4

Oustanding Vested and Expected to Vest
at July 1, 2006	1,710,386	$6.33	8.82	$0.4

Exercisable at July 1, 2006	930,252	$6.77	7.2	$0.2

* Due to our adoption of SFAS 123R effective April 1, 2006, aggregate intrinsic value as of March 31, 2006 is not applicable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 1, 2006. This amount may change based on the fair market value of the Company's stock. There were no options exercised for the three months ended July 1, 2006. Total fair value of options vested is $0.4 million for the three months ended July 1, 2006.

As of July 1, 2006, $1.8 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 1.5 years. The total unrecognized compensation costs related to RSA's as of July 1, 2006 is $0.4 million to be recognized over a weighted-average remaining period of 2.3 years.

NOTE 7. CONTINGENCIES

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the Company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006 the Company filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at July 1, 2006. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At July 1, 2006, no such amounts are accrued.

NOTE 8. INCOME TAXES

During the three-month period ended July 1, 2006, our income tax provision was $0.6 million, which primarily reflects amortization of a deferred charge and provisions for taxes in certain profitable foreign jurisdictions. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable. Our income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

The net tax expense recorded in the period ended June 26, 2005, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of MOD II assets which were reduced when we recorded the impairment associated with the announcement of the closure of the operations in Nampa, Idaho on April 16, 2005.

A valuation allowance is required to be recorded if in management's judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset balance to zero.  Deferred tax assets have been recognized only to the extent of deferred tax liabilities.

NOTE 9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net loss	$(1.5)	$(6.1)

Weighted-average shares outstanding	16.6	16.3
Less: weighted-average shares subject to repurchase	-	-
Weighted-average shares used in computing basic and
diluted net loss per share	16.6	16.3
Basic and diluted net loss per share	$(0.09)	$(0.38)

For the three months ended July 1, 2006 and June 26, 2005, options to purchase approximately 1.9 and 1.6 million shares of common stock at a weighted average exercise price of $6.24 and $7.40, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares were anti-dilutive. At July 1, 2006 and June 26, 2005, there were 16,610,268 and 16,279,735 common shares issued and outstanding, respectively.

NOTE 10. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three-month periods ended July 1, 2006 or June 26, 2005.

NOTE 11. MOD III Liquidation and MOD II Assets Held for Sale

MOD III Liquidation

In February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc for a total consideration net of closing costs of $4.6 million. These assets included the dormant 8" wafer fabrication facility and associated land owned by ZiLOG Mod III Inc. and vacant property owned by ZiLOG, Inc. ZiLOG MOD III, Inc. shareholders have voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The distribution of the net proceeds includes $1.1 million to ZiLOG, Inc for the vacant property, $0.7 million to ZiLOG, Inc. for reimbursement of sustaining and maintenance costs incurred and $0.1 million and $0.2 million set aside for estimated remaining sustaining costs and estimated liquidation costs, respectively. The remaining $2.5 million is anticipated to be distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock upon the liquidation of MOD III, Inc. and has been recorded as a liability in the consolidated financial statements at July 1, 2006.

MOD II Assets Held for Sale

In September 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings and are classified as assets held for sale with a carrying value of $1.8 million as of July 1, 2006.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in this quarterly report and in our Form 10-K for the year ended March 31, 2006 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three months ended July 1, 2006 as compared to the three months ended June 26, 2005. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2006 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31, beginning in fiscal 2006.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Critical Accounting Estimates

We believe our critical accounting estimates are as follows:

  estimating sales returns and allowances;
  estimating allowance for doubtful accounts;
  estimating write-downs of excess and obsolete inventories;
  asset impairments, and
  stock-based compensation expense.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments and stock-based compensation expense. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. A brief description of each of these policies is set forth below.

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

Estimating write-downs of excess and obsolete inventories. Each inventory component, excluding raw materials, is assessed for excess or obsolescence by using an algorithm that we established. This algorithm is based on historical trends, demand forecasts and inventory age. We review the result of this algorithm and generally record inventory reserves on work-in-process inventories based on aging and finished goods inventory quantities in excess of our current backlog or historical demand requirements. In addition, we review known exposures, market conditions and other relevant factors to determine whether our inventory reserves are appropriate based on our best estimates. Reserves for excess and obsolete inventories are reflected as a reduction to inventory values in the accompanying consolidated balance sheets, and an increase in cost of sales. If actual market conditions, selling prices or customer demand patterns are less favorable than, or inconsistent with our assumptions, we may be required to take further write-downs of our inventory value, which could adversely impact our cost of sales and operating results.

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
  decrease in our market value below our stockholders' equity book value;
  significant changes in the strategy for our overall business;
  significant negative sales, industry or economic trends; and
  periods of operating or cash flow losses.

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

Although goodwill is not amortized, it is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. The Company performs its annual impairment test for goodwill in the third quarter of each year, unless the existence of triggering events indicates that an earlier review should be performed. As of July 1, 2006, there was no indication of impairment of the Company's intangible assets carrying value.

Following the April 2004 announcement of the closure of our MOD II facility, we recorded asset impairment charges to reflect the excess of book value over the current estimated fair value of our MOD II fixed assets as prescribed under SFAS No. 144. There can be no assurance that the ultimate value that we will realize from the ultimate sale or disposition of these assets will be equal to the appraised fair value. As of June 26, 2005, the carrying value of MOD II assets held for sale was $3.4 million. The carrying value of MOD II assets held for sale at July 1, 2006 was $1.8 million. If the ultimate net realizable value on the disposition of MOD II assets is less than the estimated fair value, our future results of operations could be adversely impacted.

Adjustments to record additional impairment of our MOD II or other long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Stock based compensation expense. We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by business line are summarized for each period indicated, as follows (in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net sales by region:
Americas	$7.5	$8.3
Asia	10.4	9.6
Europe	3.1	2.7
Total sales	$21.0	$20.6

Net sales by channel:
OEM	$8.6	$9.3
Distribution	12.4	11.3
Total sales	$21.0	$20.6

	Three Months Ended
	July 1,	June 26,
	2006	2005
Net sales by product category:
Micrologic:
Flash	$2.4	$1.3
Non-Flash	14.2	14.1
Micrologic	$16.6	$15.4

Other Devices
Serial Communications Controllers	$3.5	$3.5
Modems	0.2	0.6
IrDA transceivers	0.3	0.2
Television, PC peripheral and other	0.4	0.9
Other Devices	4.4	5.2
Total sales	$21.0	$20.6

Other key indices relevant in understanding our business and financial performance include the following metrics:

	Three Months Ended
	July 1,	June 26,
	2006	2005
Days sales outstanding	41	47
Net sales to inventory ratio (annualized)	9.1	8.2
Weeks of inventory at distributors	10	10
Current ratio	1.9	2.3

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At July 1, 2006, our DSO was 41 days as compared to DSO of 47 days at June 26, 2005. This decrease in DSO is largely due to improvement in the linearity of our shipments in the three months ended July 1, 2006 thus allowing customer receivables to be collected during the three month period then ended.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased in the three months ended July 1, 2006 compared to the three months ended June 26, 2005 reflecting higher sales levels and declining inventory levels from the comparative period. We continued to focus on reducing our inventory levels to better enhance our working capital and at the same time have sufficient levels of inventory available to support our customers' needs.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 10 to 13 weeks of inventories at our distributors.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio, which is the ratio of current assets to current liabilities, as of July 1, 2006 was 1.9 times, a decline from 2.1 times as of June 26, 2005. This decline is primarily due to the reduction in cash and cash equivalents used to support our operating needs and capital purchases to support our test capacity requirements for our new products.

Three Months Ended July 1, 2006 Compared to Three Months Ended June 26, 2005

Net Sales. Net sales were $21.0 million for the three months ended July 1, 2006, as compared to net sales of $20.6 million for the three months ended June 26, 2005.

Net sales of our Micrologic devices increased by 8% to $16.6 million for the three months ended July 1, 2006 compared to $15.4 million for the three months ended June 26, 2005. This increase is primarily driven by increases in our embedded flash sales to $2.4 million for the three months ended July 1, 2006 as compared to $1.3 million for the three months ended June 26, 2005 due to higher sales of our Encore and XP products. Our non-flash micrologic sales, which consist of our Z8, Z80 and universal remote control products, were $14.2 million for the three months ended July 1, 2006 as compared to $14.1 million for the three months ended June 26, 2005.

Net sales of our other products for the three months ended July 1, 2006, declined $0.8 million or 15% to $4.4 million compared to $5.2 million for the three months ended June 26, 2005. The decrease in net sales of other products reflects an increase in sales of Serial Communications Controllers offset by a decline in sales of our modem and television products. Sales of modem and TV products for the three month period ended July 1, 2006 were $0.6 million as compared to $1.5 million for the three months ended June 26, 2005.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 50% for the three months ended July 1, 2006, up from gross margin of 42% for the three months ended June 26, 2005. During the three months ended July 1, 2006, our gross margin improvement was primarily the result of improved operating efficiencies, outsourcing, and reduced foundry wafer pricing.

Research and Development Expenses. Research and development expenses were $5.2 million for each of the three months ended July 1, 2006 and June 26, 2005, respectively. Research and development spending for the three months ended July 1, 2006 remains at relatively consistent levels to the three months ended June 26, 2005 and reflects development efforts on our embedded flash designs and continued investments in new products supporting universal infra red remote control solutions and our ARM based microprocessor family of products currently in development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6.0 million for the three months ended July 1, 2006 from $7.1 million for the three months ended June 26, 2005. The decrease in our selling, general and administrative spending reflects lower costs associated with Sarbanes-Oxley compliance activities and lower audit costs. In September, 2005, we changed our Independent Public Accountants from KPMG LLP to Armanino McKenna LLP and on December 29th, 2005 changed our fiscal year end from December 31 to March 31. Additionally, selling, general and administrative costs for the three months ended July 1, 2006 reflected lower stock based compensation expense as compared to the three months ended June 26, 2005. as certain options and restricted shares previously granted in connection with our recapitalization in 2002 have become fully amortized.

Special Charges and Credits. Special charges and credits for each period indicated were as follows (in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Asset impairments:
MOD II assets	$-	$-

Restructuring of operations:
Employee severance, termination benefits
and transfer costs	$-	$1.1
MOD II period maintenance costs	0.1	0.3
MOD III period maintenance costs	-	0.1
	$0.1	$1.5

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

MOD II
Closure
Costs
Balance at March 31, 2006	$0.1
Cash payments	(0.1)
Balance at July 1, 2006	$-

During the three months ended July 1, 2006, special charges totaled $0.1 million for sustaining costs of our MOD II facility in Idaho which is held for sale as of July 1, 2006. During the three months ended June 26, 2005, employee severance and termination costs totaled $1.1 million, sustaining costs for MOD II totaled $0.3 million and sustaining costs for MOD III totaled $0.1 million which were recorded through special charges.

Amortization of Intangible Assets. Effective January 1, 2002, ZiLOG adopted the provisions of FASB Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

Pursuant to SFAS 142, we perform our annual impairment test in the third quarter of each fiscal year. During the three months ended March 31, 2006, we reviewed our goodwill and intangible assets and determined that there was no impairment indicated. As of July 1, 2006, there was no indication of impairment of our intangible assets carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.6	5.2	21.8
Book value at July 1, 2006	$0.4	$4.0	$4.4

The anticipated remaining amortization schedule for these assets is as follows (in millions):

	Current	Brand
Year	Technology	Name	Total
Remaining three quarters of fiscal 2007	$0.2	$0.7	$0.9
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.4	$4.0	$4.4

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the three months ended July 1, 2006 was $0.3 million as compared to $0.2 million for the three months ended June 26, 2005. The higher interest income reflects interest earned on our cash invested in short term investments yielding higher interest rates. There was no interest expense in the quarters ended July 1, 2006 or June 26, 2005 as our credit facility expired in May 2005 and we elected not to renew the facility.

Income Taxes. For the three months ended July 1, 2006 and June 26, 2005, the income tax provisions were both $0.6 million, which primarily reflects amortization of a deferred charge and provisions for taxes in certain profitable foreign jurisdiction. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

Deferred tax assets have been recorded net of valuation allowances. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, we have concluded that a valuation allowance is necessary and have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Liquidity and Capital Resources

As of July 1, 2006, we had no debt or bank borrowings outstanding as our credit facility expired in May 2005 and we elected not to renew the facility. We had no standby letters of credit as of July 1, 2006 and $0.1 million as of June 26, 2005. At July 1, 2006, we had cash and cash equivalents of $26.1 million, compared to $31.4 million at June 26, 2005.

Cash Flows From Operating Activities. During the three months ended July 1, 2006, cash used by operating activities was $0.3 million reflecting our net loss of $1.5 million offset by non cash charges totaling $1.4 million which include depreciation of $0.7 million, amortization of intangible assets of $0.4 million and stock based compensation expense of $0.3 million. Cash from operating activities was negatively impacted by an increase in inventory of $1.6 million, partially offset by a decrease in accounts receivable of $0.2 million, a decrease in prepaid expenses of $0.6 million, increases in accrued compensation and benefits of $0.5 million and an increase in other accrued liabilities of $0.1 million. As a result of adopting SFAS 123R on April 1, 2006, our net loss for the three months ended July 1, 2006, was $0.2 million higher than if we had continued to account for share-based compensation under APB 25.

During the three months ended June 26, 2005, cash used by operating activities was $1.7 million primarily reflecting our net loss of $6.1 million, a $0.5 million decrease in other accrued liabilities and a decrease in accrued compensation and employee benefits of $0.3 million, partially offset by decreases in accounts receivable, inventories, and prepaid expenses and other current assets of $1.9 million, $0.6 million, and $0.6 million respectively, an increase in accounts payable of $0.7 million and non-cash charges of $1.4 million. Non-cash charges include a decrease in the disposition value of operating assets of $0.2 million and increases of $0.5 million in amortization of intangible assets, $0.6 million in depreciation and amortization charges and stock-based compensation expense of $0.5 million.

Cash Flows From Investing Activities. Cash used by investing activities was $0.6 million and $0.5 million for the three months ended July 1, 2006 and June 26, 2005, respectively. Cash used for investing activities in both of these periods reflects capital expenditures for building and infrastructure improvements, software and equipment.

Cash Flows From Financing Activities. No cash was used or provided from financing activities for the three months ended July 1, 2006 and June 26, 2005, respectively. During the three months ended June 26, 2005, $0.1 million was provided by proceeds from issuance of common stock under employee purchase plans and was offset by $0.1 million in repurchases of common stock.

Non-GAAP EBITDA Measure. The EBITDA amounts presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our Earnings Before Interest, Taxes, Depreciation and Amortization. Our management uses separate "adjusted EBITDA" calculations for purposes of determining certain employees' incentive compensation and, subject to meeting specified adjusted EBITDA amounts, for accelerating the vesting of EBITDA-linked stock options. Adjusted EBITDA, as we define it, excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, and stock-based compensation expense. It also excludes cash and non-cash charges associated with reorganization items and special charges, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. We believe the disclosure of such information helps investors more meaningfully evaluate our liquidity position by the elimination of non-cash related items such as depreciation and amortization. We believe that our investor base regularly uses EBITDA as a measure of the liquidity of our business. Our management uses EBITDA as a supplement to cash flow from operations as a way to assess the cash generated from our business available for capital expenditures and debt service. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

The differences between the EBITDA amounts below and our adjusted EBITDA relate to the following cash-settled reorganization and special items that are added-back in our adjusted EBITDA computations:

  Employee retention bonuses, severance pay and termination benefits related to restructuring;
  Professional fees and other costs associated with our debt restructuring;
  Lease termination and closure costs;
  Termination and exit charges, and;
  MOD III and MOD II closure costs and on-going maintenance charges.

Our EBITDA, reconciled to cash provided (used) by operations (the most directly comparable measure of liquidity under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):

	Three Months Ended
	July 1,	June 26,
	2006	2005
Reconciliation of net loss to EBITDA:
Net loss	$(1.5)	$(6.1)
Depreciation and amortization	1.1	1.1
Interest income	(0.3)	(0.2)
Provision for income taxes	0.6	0.6
EBITDA	$(0.1)	$(4.6)

Reconciliation of EBITDA to net cash used by
operating activities:
EBITDA	$(0.1)	$(4.6)
Provision for income taxes	(0.6)	(0.6)
Interest income	0.3	0.2
Stock-based compensation	0.3	0.5
Changes in operating assets and liabilities	(0.2)	2.8
Net cash used by operating activities	$(0.3)	$(1.7)

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

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non- cancelable purchase orders since they often provide products and services tailored to our specifications.

From time to time we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at July 1, 2006. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At July 1, 2006, no such amounts have been accrued.

Off Balance Sheet Arrangements

As of July 1, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K

Seasonality

Sales typically increase in the quarter ending June 30th and peak in the quarter ending September 30th driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the quarters ending March 31st and December 31st compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our legacy products. General world-wide economic, political and regional instabilities may impact our results of operations in any given period. . Introductions of our embedded flash products, universal remote control products and our ARM based family products may impact this seasonality trend in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of July 1, 2006, our cash and cash equivalents of $26.1 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate for the three months ended July 1, 2006 was approximately 4.1%.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 1, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 11th, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing has been scheduled for November 17th, 2005. On January 10, 2006 the Company filed a request for patent reexamination with the U.S. PTO which was granted in February and March for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

Item 1A. Risk Factors

Risk Factors.

In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K, have not materially changed other than as set forth below. The risk factors described in our Form 10-K, and those described below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

If we are unable to obtain adequate production capacity or quality, our business will be harmed.

We rely on independent third-party foundry manufacturers including X-FAB, TSMC, and UMC to fabricate wafers for all of our product needs. Industry-wide shortages in foundry capacity could harm our financial results. We have recently begun experiencing delays in lead times of our wafer starts at TSMC. If we are unable to obtain the requisite foundry capacity to manufacture our products, or if we have to pay higher than anticipated prices to foundries in periods of tight capacity, we may not be able to meet our customers' demand for our products. Any delay in initiating production at third-party foundries, any inability to have new products manufactured at such foundries or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

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

  vulnerability to third-party foundries' financial, operations or production difficulties; and

  the time and cost associated with switching or sourcing alternate foundries.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. Because we are currently a non-accelerated filer we presently do not have to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm addressing these assessments. The Commission recently proposed extending the initial compliance with Section 404 for non-accelerated filers from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after December 15, 2007. The Commission also proposed extending the date in which non-accelerated filers must provide an auditor's attestation report on internal controls over financial reporting until fiscal years ending on or after December 15, 2008. If these proposals become effective, beginning with our fiscal year 2008 we may again be required to comply with this rule, which will substantially increase our general and administrative expenses. We may also be required to provide an auditor's attestation report on internal controls over financial reporting earlier than 2008 if our market capitalization increases significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On July 26, 2006, at the Company's annual meeting of stockholders, the following proposals were approved:

Proposal 1: Election of Directors

* Elected David Elkins to serve as a Group III director until our 2008 annual meeting of stockholders. 14,784,579 votes were cast for the election of David Elkins (89% of the outstanding shares), and 94,589 votes were withheld.

* Elected Robin Abrams to serve as a Group I director until our 2009 annual meeting of stockholders. 14,784,579 votes were cast for the election of Robin Abrams (89% of the outstanding shares), and 94,589 votes were withheld.

* Elected Richard Sanquini to serve as a Group I director until our 2009 annual meeting of stockholders. 14,397,689 votes were cast for the election of Richard Sanquini (87% of the outstanding shares), and 481,479 votes were withheld.

Election to, or approval of appointment to, our board of directors requires an affirmative vote of a plurality of the votes present in person or represented by proxy and entitled to vote.

Proposal 2: Ratification of Independent Auditors

* Ratified the selection of Armanino McKenna LLP as our independent auditors for our fiscal year ending March 31, 2007.

14,877,429 votes were cast for the foregoing proposal (90% of the outstanding shares), 1,194 votes were cast against the foregoing proposal, and 545 shares abstained. Approval of the foregoing proposal required an affirmative vote of a majority of the outstanding shares.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.
4.1 (d)	Form of Restricted Stock Purchase Agreement.
4.2 (d)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
4.3 (d)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.
4.4 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Date of Grant.
4.5 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Date of Hire.
4.6 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006. PDF
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.     PDF

_______________

(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(c) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on November 17, 2005.

(d) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002.

(e) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2005.

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

Date: August 14, 2006