Form 10-Q
period 2006-09-30
ZILOG INC
filed 2006-11-09
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $0.01 par value per share	16,574,557 shares

Note: PDF provided as a courtesy

Some of the statements under sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth, statements relating to the general direction of our business, our expected liquidity, capital expenditures and expense levels in future periods. Other factors that may cause or contribute to differences include, but are not limited to: continued availability of third-party foundry and assembly services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products; anticipated costs in connection with the decommissioning of our MOD II facility in Nampa, Idaho and our ability to sell and /or recover its estimated carrying value that is included in assets held for sale. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "potential," "continue," or the negative terms or other comparable terminology. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in this Form 10-Q and in our Form 10-K for our fiscal year ended March 31, 2006.

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

Based in San Jose, California, we were incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore!, Z8Encore!XP, Z8Encore!MC, ZNEO and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net sales	$21.2	$20.5	$42.2	$41.1
Cost of sales	11.4	12.4	21.9	24.4
Gross margin	9.8	8.1	20.3	16.7
Gross margin %	46%	40%	48%	41%

Operating expenses:
Research and development	5.0	5.6	10.2	10.9
Selling, general and administrative	5.8	5.6	11.8	12.8
Special charges and credits	0.9	0.7	1.0	2.2
Amortization of intangible assets	0.3	0.5	0.7	1.0
Total operating expenses	12.0	12.4	23.7	26.9
Operating loss (1)	(2.2)	(4.3)	(3.4)	(10.2)

Other income:
Interest income	0.3	0.2	0.6	0.5
Other, net	-	-	-	0.1
Loss before provison for income taxes	(1.9)	(4.1)	(2.8)	(9.6)
Provision for income taxes	0.4	0.7	1.0	1.3
Net loss	$(2.3)	$(4.8)	$(3.8)	$(10.9)

Basic and diluted net loss per share	$(0.14)	$(0.29)	$(0.23)	$(0.67)

Weighted-average shares used in computing basic
and diluted net loss per share	16.6	16.3	16.6	16.3

(1) Includes stock based compensation charges
as follows (2006 amounts reflect adoption of FAS123R):
Research and development	$0.1	$-	$0.2	$-
Selling, general and administrative	0.3	0.1	0.5	0.6
Total stock based compensation included in operating loss	$0.4	$0.1	$0.7	$0.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	Sep. 30,	Mar. 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$26.2	$27.0
Accounts receivable, net	7.8	9.6
Inventories, net	8.6	7.6
Deferred tax assets	0.4	0.4
Prepaid expenses and other current assets	2.1	2.2
Total current assets	45.1	46.8

Assets held for sale	2.5	1.8
Property, plant and equipment, net	7.6	7.5
Goodwill	6.7	6.7
Intangible assets, net	4.1	4.8
Other assets	3.3	4.0
Total assets	$69.3	$71.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8.3	$9.9
Income taxes payable	0.4	0.5
Accrued compensation and employee benefits	3.0	2.5
Estimate due to ZiLOG-Mod III Inc. Series A
Preferred shareholders on liquidation of subsidiary	2.8	2.5
Other accrued liabilities	2.2	2.4
Deferred income on shipments to distributors	7.8	6.1
Total current liabilities	24.5	23.9

Deferred tax liabilities	0.4	0.4
Other non-current tax liabilities	5.6	5.5
Total liabilities	30.5	29.8

Stockholders' equity:
Common stock	0.2	0.2
Deferred stock compensation	-	(0.6)
Additional paid-in capital	123.4	123.2
Treasury stock	(7.2)	(7.2)
Accumulated deficit	(77.6)	(73.8)
Total stockholders' equity	38.8	41.8
Total liabilities and stockholders' equity	$69.3	$71.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Cash Flows from Operating Activities:
Net loss	$(2.3)	$(4.8)	$(3.8)	$(10.9)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of fresh-start intangible assets	0.3	0.5	0.7	1.0
Disposition of operating assets	-	-	-	-
Depreciation and amortization	0.8	0.6	1.5	1.2
Stock-based compensation	0.4	0.1	0.7	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	1.6	1.6	1.8	3.5
Inventories, net	0.6	0.9	(1.0)	1.5
Prepaid expenses and other current and non-current assets	0.2	0.1	0.8	0.7
Accounts payable	(1.5)	(1.2)	(1.5)	(0.5)
Accrued compensation and employee benefits	-	(0.2)	0.5	(0.5)
Other accrued liabilities, deferred income on shipments to distributors,
income taxes and accrued special charges	1.3	0.1	1.4	(0.4)
Net cash provided by (used in) operating activities	1.4	(2.3)	1.1	(3.8)

Cash Flows from Investing Activities:
Assets held for sale	(0.7)	-	(0.7)	-
Due to Mod III Preferred Series A shareholders	0.2	-	0.2	-
Capital expenditures	(0.9)	(1.1)	(1.5)	(1.8)
Net cash used in investing activities	(1.4)	(1.1)	(2.0)	(1.8)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock plans	0.1	-	0.1	0.1
Repurchase of common stock	-	-	-	(0.1)
Net cash provided by financing activities	0.1	-	0.1	-

Net (decrease) increase in cash and cash equivalents	0.1	(3.4)	(0.8)	(5.6)
Cash and cash equivalents at beginning of period	26.1	31.4	27.0	33.6
Cash and cash equivalents at end of period	$26.2	$28.0	$26.2	$28.0

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2006 Annual Report filed on Form 10-K Commission File Number 001-13748 for the 2006 fiscal year ended March 31, 2006, filed on June 26, 2006.

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

The condensed consolidated balance sheet at March 31, 2006 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to the summary of significant accounting policies described in our Form 10-K for the 2006 fiscal year ended March 31, 2006, filed on June 26, 2006.

Adoption of Accounting Standards. Effective April 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments", requiring the recording of expenses related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three month and six month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated using the Black- Scholes option pricing model in accordance with the provisions of SFAS 123R. The total compensation expense recorded for the three and six month periods ended September 30, 2006 was $0.4 million and $0.7 million, respectively. See Note 6 to the Company's condensed consolidated financial statements.

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)". SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans - as of December 31, 2006 for calendar year public companies. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan's funded status, with the offset to accumulated other comprehensive income. The Company has not yet determined the impact, if any, of adopting SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48)". FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not yet determined the impact, if any, of adopting FIN 48.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	September 30,	March 31,
	2006	2006
Raw materials	$0.8	$0.8
Work-in-progress	8.0	7.3
Finished goods	5.6	5.0
Gross inventory	14.4	13.1
Reserves	(5.8)	(5.5)
Net inventory	$8.6	$7.6

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Restructuring of operations:
Costs associated with CEO resignation	$0.6	$-	$0.6	$-
Employee severance, termination benefits
and transfer costs	0.1	0.5	0.1	1.6
MOD II period maintenance costs	0.2	0.1	0.3	0.3
MOD III period maintenance costs	-	0.1	-	0.3
	$0.9	$0.7	$1.0	$2.2

Following the closure of its remaining wafer manufacturing fab in July 2004 and completion of conversion to a fully fabless manufacturing model, the Company consolidated and transferred certain support activities in its Philippines facility in line with the expanding business opportunities in the Asia and China markets and streamlined operations to align its overall support costs to current business levels.

The Company incurred period expenses for the three and six months ended September 30, 2006 to sustain the remaining assets of MOD II in a saleable condition. During the three and six months ended October 1, 2005, the MOD III costs reflect maintenance costs associated with the MOD III facility that was sold in February 2006, at which time the Company was reimbursed for its out of pocket expenses for maintaining the facility. The ZiLOG MOD III, Inc. subsidiary has been liquidated. At September 30, 2006, $2.8 million has been recorded as a liability on the Company's balance sheet. The cash generated on the sale of the MOD III assets has been subsequently distributed to the preferred shareholders of the entity thereby eliminating the liability.

On August 30, 2006 the Company's Chairman of the Board of Directors and Chief Executive Officer resigned his position. Special charges of $0.6 million for the three months ended September 30, 2006 reflect the severance and other costs associated with his resignation.

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

Sales by Product Category. The following table represents the net sales by product category for each of the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net sales by product category:
Micrologic:
Flash	$3.7	$2.0	$6.1	$3.3
Non-Flash	14.1	13.7	28.3	27.8
Micrologic	$17.8	$15.7	$34.4	$31.1

Other Devices
Serial Communications Controllers	$3.0	$2.9	$6.5	$6.3
Modems	0.1	0.2	0.3	0.9
IrDA transceivers	0.2	0.3	0.5	0.5
Television, PC peripheral and other	0.1	1.4	0.5	2.3
Other Devices	3.4	4.8	7.8	10.0
Total sales	$21.2	$20.5	$42.2	$41.1

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net sales by region:
Americas	$8.3	$8.0	$16.2	$16.6
Asia	10.1	10.0	20.1	19.3
Europe	2.8	2.5	5.9	5.2
Total sales	$21.2	$20.5	$42.2	$41.1

Net sales by channel:
OEM	$8.6	$9.0	$17.2	$18.3
Distribution	12.6	11.5	25.0	22.8
Total sales	$21.2	$20.5	$42.2	$41.1

Major customers: For the three months ended September 30, 2006, two customers accounted for greater than 10% of the Company's total net sales. These two customers accounted for approximately 26% and 14% of net sales, respectively. For the six months ended September 30, 2006, two customers accounted for greater than 10% of the Company's total net sales. These two customers accounted for approximately 26% and 11% of net sales, respectively.

NOTE 6. STOCK-BASED COMPENSATION

The Company has a stock-based compensation program that includes non-statutory stock option awards and Restricted Stock Awards ("RSA's"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and monthly thereafter over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of September 30, 2006, the Company had approximately 1,073,349 shares of common stock reserved for future issuance under its stock option plans and ESPP.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach, as permitted by SFAS 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

As a result of adopting SFAS 123R on April 1, 2006, the Company's net loss before income taxes and net loss for the three and six months ended September 30, 2006, were $0.2 million and $0.4 million greater, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Basic and diluted earnings per share for the three and six months ended September 30, 2006 is $0.01 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the respective expenditure categories of the Company's Condensed Consolidated Statements of Operations (in millions):

	Three Months	Six Months
	Ended	Ended
	Sep. 30,	Sep. 30,
	2006	2006
Research and development	$0.1	$0.2
Selling, general and administrative	0.3	0.5
Stock-based compensation expense before income taxes	0.4	0.7
Total stock-based compensation expense after income taxes	$0.4	$0.7

There were 500 options exercised during the three and six months ended September 30, 2006 and there were no stock option exercises during the three and six months ended October 1, 2005. No income tax benefit was realized from stock option exercises during the three and six months ended September 30, 2006 and October 1, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based compensation during the six months ended October 1, 2005 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	Oct. 1,	Oct. 1,
	2005	2005
Net loss - as reported	$(4.8)	$(10.9)
Add: stock-based employee compensation expense
included in reported net loss, net of tax	0.1	0.6
Deduct: total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(0.4)	(1.1)
Net loss - proforma	$(5.1)	$(11.4)

Net loss per share as reported	$(0.29)	$(0.67)
Net loss per share - proforma	$(0.31)	$(0.70)

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Expected life (in years)	5.2	5.0	5.2	5.0
Interest rate	4.6%	4.5%	4.6%	4.5%
Volatility	47.9%	49.0%	47.9%	49.0%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$3.51	$2.76	$3.20	$2.82

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	5.0%	3.9%	5.0%	3.9%
Volatility	44.0%	49.0%	54.0%	49.0%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$3.21	$2.64	$3.13	$3.41

The computation of expected volatility for the three and six months ended September 30, 2006 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

 Stock option activity for the six months ended September 30, 2006, is as follows (in millions, except per share data and remaining contractual term).

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at April 1, 2006	1,803,309	$6.45	8.02	-
Grants	105,150	3.13	-	-
Exercises	-	-	-	-
Forfeitures or expirations	(27,621)	6.61	-	-
Outstanding at July 1, 2006	1,880,838	$6.24	7.89	$0.4
Grants	24,250	3.51	-	-
Exercises	(500)	2.70	-	-
Forfeitures or expirations	(589,591)	6.98	-	-
Outstanding at September 30, 2006	1,314,997	$5.89	7.38	$0.5

Oustanding Vested and Expected to Vest
at September 30, 2006	1,206,248	$5.98	8.12	$0.5

Exercisable at September 30, 2006	679,771	$6.34	6.95	$0.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its second quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount may change based on the fair market value of the Company's stock. There were no options exercised for the three and six months ended September 30, 2006. Total fair value of options vested is $0.5 million for the three and six months ended September 30, 2006.

As of September 30, 2006, $1.6 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 1.4 years. The total unrecognized compensation costs related to RSA's as of September 30, 2006 of $0.4 million are expected to be recognized over a weighted-average remaining period of 2.2 years.

NOTE 7. CONTINGENCIES

On August 11, 2005 Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing was scheduled for November 17th, 2005. On January 10, 2006 the Company filed a request for patent re-examination with the U.S. PTO which was granted in February and March for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

The Company is participating in other litigation and responding to other claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company's financial statements, although there can be no assurance in this regard.

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at September 30, 2006. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 30, 2006, no such amounts are accrued.

NOTE 8. INCOME TAXES

During the three and six months ended September 30, 2006, the Company's income tax provision was $0.4 and $1.0 million, respectively, and primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where its foreign subsidiaries operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

The net tax expense recorded during the three and six months ended October 1, 2005, includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of non-current tangible assets which were reduced when the Company recorded the impairment associated with the announcement of the closure of its manufacturing operations in Nampa, Idaho on April 16, 2005.

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

NOTE 9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net loss	$(2.3)	$(4.8)	$(3.8)	$(10.9)

Weighted-average shares outstanding	16.6	16.3	16.6	16.3
Weighted-average shares used in computing basic and
diluted net loss per share	16.6	16.3	16.6	16.3
Basic and diluted net loss per share	$(0.14)	$(0.29)	$(0.23)	$(0.67)

At September 30, 2006 and October 1, 2005, there were 16,574,557 and 16,303,519 common shares issued and outstanding, respectively. For the three and six months ended September 30, 2006 and October 1, 2005, the Company had no options subject to repurchase and no resulting impact on diluted net loss per share.

NOTE 10. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income to report in either of the three or six month periods ended September 30, 2006 and October 1, 2005.

NOTE 11. MOD III Liquidation and MOD II Assets Held for Sale

MOD III Liquidation

In February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc. for a total consideration, net of closing costs, of $4.6 million. These assets included the dormant 8" wafer fabrication facility and associated land owned by ZiLOG Mod III Inc. and vacant property owned by ZiLOG, Inc. ZiLOG MOD III, Inc. shareholders voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders. The entity has been liquidated and the remaining $2.8 million, which was recorded as a liability in the condensed consolidated financial statements at September 30, 2006, was distributed to holders of ZiLOG Mod III, Inc. Series A Preferred Stock in October 2006.

MOD II Assets Held for Sale

In September 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings and are classified as assets held for sale with a net carrying value of $2.5 million on the Company's consolidated balance sheet as of September 30, 2006. The value recorded as assets held for sale is net of $0.5 million for the estimated costs to complete the decommissioning of the facility. The decommissioning activities are in process and for the three and six months ended September 30, 2006 approximately $0.7 million of costs has been incurred. These activities are expected to be completed in the next six months.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in any forward-looking statements referenced as follows in management's discussion and analysis of financial condition and results of operations and as a result of various factors including those set forth in the section entitled "Risk Factors" in this quarterly report and in our Form 10-K for the year ended March 31, 2006 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month and six-month periods ended September 30, 2006 and October 1, 2005. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2006 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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
  asset impairments, and
  stock-based compensation expense.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments and stock-based compensation expense. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Please refer to the critical accounting estimates described in our Form 10-K for the 2006 fiscal year ended March 31, 2006, filed on June 26, 2006.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net sales by region:
Americas	$8.3	$8.0	$16.2	$16.6
Asia	10.1	10.0	20.1	19.3
Europe	2.8	2.5	5.9	5.2
Total sales	$21.2	$20.5	$42.2	$41.1

Net sales by channel:
OEM	$8.6	$9.0	$17.2	$18.3
Distribution	12.6	11.5	25.0	22.8
Total sales	$21.2	$20.5	$42.2	$41.1

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Net sales by product category:
Micrologic:
Flash	$3.7	$2.0	$6.1	$3.3
Non-Flash	14.1	13.7	28.3	27.8
Micrologic	$17.8	$15.7	$34.4	$31.1

Other Devices
Serial Communications Controllers	$3.0	$2.9	$6.5	$6.3
Modems	0.1	0.2	0.3	0.9
IrDA transceivers	0.2	0.3	0.5	0.5
Television, PC peripheral and other	0.1	1.4	0.5	2.3
Other Devices	3.4	4.8	7.8	10.0
Total sales	$21.2	$20.5	$42.2	$41.1

Other key indices relevant in understanding our business and financial performance include the following metrics:

	Three Months Ended
	Sep. 30,	Oct. 1,
	2006	2005
Days sales outstanding	33	42
Net sales to inventory ratio (annualized)	9.9	8.9
Weeks of inventory at distributors	13	10
Current ratio	1.8	2.2

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At September 30, 2006, our DSO was 33 days as compared to 42 days at October 1, 2005. This decrease in DSO is largely due to an increase in our revenues, as well as the improvement in the linearity of our shipments, in the three months ended September 30, 2006 versus the comparable quarter a year ago, thus allowing a greater portion of customer receivables to be collected during the quarter in which they were sold.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to 9.9 from 8.9 in the three months ended September 30, 2006 compared to the three months ended October 1, 2005 reflecting higher sales levels and lower inventory levels from the comparative period. The increase in inventory ratio reflects the build out and subsequent sale of embedded flash inventories.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 10 to 13 weeks of inventories at our distributors. The weeks of inventory at distributors increased reflecting inventory stocking to support higher demand for embedded flash products and longer lead times for delivery on certain products experienced during the period.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio, which is the ratio of current assets to current liabilities, as of September 30, 2006 was 1.8, a decline from 2.2 as of October 1, 2005. This decline is primarily due to the reduction in cash and cash equivalents used to support our operating needs and capital purchases to support our test capacity requirements to support the increased production of our embedded flash and infra red remote control products.

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net Sales. Net sales were $21.2 million for the three months ended September 30, 2006, an increase of 3.4% as compared to net sales of $20.5 million for the three months ended October 1, 2005.

Net sales of our Micrologic devices increased by 13% to $17.8 million for the three months ended September 30, 2006 compared to $15.7 million for the three months ended October 1, 2005. This increase was primarily driven by increases in sales of our embedded flash and infra red remote control products. Embedded flash sales increased by 85% to $3.7 million for the three months ended September 30, 2006 up from $2.0 million for the three months ended October 1, 2005 reflecting higher product sales of our Encore and Encore XP families. Our infra red remote control products increased by 21% for the three months ended September 30, 2006 compared to the three months ended October 1, 2005, reflecting growth in the satellite entertainment and the consumer gaming markets. Our non-flash micrologic sales, consisting of our traditional Z8 and Z80 products as well as our infra red remote control solutions, increased by $0.4 million or 3% to $14.1 million for the three months ended September 30, 2006, up from $13.7 million for the three months ended October 1, 2005, reflecting a higher level of sales for our remote control solutions partially offset by a decline in our legacy microcontroller products.

Net sales of our other products for the three months ended September 30, 2006 declined $1.4 million or 29% to $3.4 million compared to $4.8 million for the three months ended October 1, 2005. The decrease in net sales of our other products reflects a decline in sales of our modem and television products. Sales of modem and TV products for the three month period ended September 30, 2006, were $0.2 million as compared to $1.6 million for the three months ended October 1, 2005. The decline in sales of modem and TV products primarily reflects the move by customers to alternative technology solutions for these products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 46% for the three months ended September 30, 2006, up from a gross margin of 40% for the three months ended October 1, 2005. During the three months ended September 30, 2006, our gross margin improvement was primarily the result of improved operating efficiencies including reductions in wafer costs as we increase our volume purchases from our foundry partners. Additionally, as we have varying product margins for the different product families we offer to our customers, product margins as a percent of sales may vary as a result of the change in the respective product mix sold by us.

Research and Development Expenses. Research and development expenses were $5.0 million and $5.6 million for each of the three months ended September 30, 2006 and October 1, 2005, respectively. Research and development spending for the three months ended September 30, 2006 is lower compared to levels for the three months ended October 1, 2005 due to lower variable costs associated with the various programs currently in development, which are in different stages of development and includes such costs as engineering wafers, production masks for new designs to be manufactured in the foundries and engineering proto-costs including test costs for product verification. These costs can vary considerably depending on the product type and related complexity. We continue our development efforts on our 8 Bit embedded flash designs and continue to invest in new products supporting our universal infra red remote control solutions, our 16 Bit Zneo products and our 32 Bit ARM based microprocessor family of products currently in development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.8 million for the three months ended September 30, 2006 from $5.6 million for the three months ended October 1, 2005 due to stock based compensation costs associated with the adoption of FAS123R effective April 1, 2006. Future stock based compensation expense should be lower as compared to the 2005 levels as certain options and restricted shares previously granted in connection with our recapitalization in 2002 have become fully amortized.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Restructuring of operations:
Costs associated with CEO resignation	$0.6	$-	$0.6	$-
Employee severance, termination benefits
and transfer costs	0.1	0.5	0.1	1.6
MOD II period maintenance costs	0.2	0.1	0.3	0.3
MOD III period maintenance costs	-	0.1	-	0.3
	$0.9	$0.7	$1.0	$2.2

During the three months ended September 30, 2006, special charges totaled $0.9 million and represent severance and other costs associated with the resignation of our former CEO and sustaining costs of our MOD II facility in Idaho which is classified as assets held for sale on our balance sheet as of September 30, 2006. During the three months ended October 1, 2005, employee severance and termination costs totaled $0.5 million, sustaining costs for MOD II totaled $0.1 million and sustaining costs for MOD III totaled $0.1 million, all of which were recorded through special charges.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Pursuant to SFAS 142, we perform our annual impairment test in the third quarter of each fiscal year. As of September 30, 2006, there was no indication of impairment of our intangible assets' carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.7	5.4	22.1
Book value at September 30, 2006	$0.3	$3.8	$4.1

The anticipated remaining amortization schedule for these assets is as follows (in millions):

	Current	Brand
Year	Technology	Name	Total
Remaining two quarters of fiscal 2007	$0.1	$0.5	$0.6
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.3	$3.8	$4.1

Interest Income. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the three months ended September 30, 2006, was $0.3 million as compared to $0.2 million for the three months ended October 1, 2005. The higher interest income is due to higher interest rates.

Income Taxes. For the three months ended September 30, 2006, our income tax provision reflects the amortization of deferred charges, refunds receivable and provisions for taxes in certain profitable foreign jurisdictions. For the three months ended October 1, 2005, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable. Deferred tax assets have been recorded net of valuation allowances. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, we have concluded that a valuation allowance is necessary and have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Six Months Ended September 30, 2006 Compared to Six Months Ended October 1, 2005

Net Sales. Net sales were $42.2 million for the six months ended September 30, 2006, as compared to net sales of $41.1 million for the six months ended October 1, 2005.

Net sales of our Micrologic devices increased by 11% to $34.4 million for the six months ended September 30, 2006 compared to $31.1 million for the six months ended October 1, 2005. This increase was primarily driven by increases in sales of our new embedded flash and infra red remote control products. Embedded flash sales increased by 85% to $6.1 million for the six months ended September 30, 2006 as compared to $3.3 million for the six months ended October 1, 2005, reflecting higher product sales of our Encore and Encore XP family of products. Sales of our infra red remote control products increased by 11% for the same period reflecting growth in the satellite entertainment and the consumer gaming markets. Our non-flash micrologic sales, consisting of our traditional Z8 and Z80 products as well as our infra red remote control solutions, were $28.3 million for the six months ended September 30, 2006 as compared to $27.8 million for the six months ended October 1, 2005, reflecting a higher level of sales for our remote control solutions, partially offset by a decline in our legacy microcontroller products.

Net sales of our other products for the six months ended September 30, 2006, declined $2.2 million or 22% to $7.8 million compared to $10.0 million for the six months ended October 1, 2005. The decrease in net sales of other products reflects a decline in sales of our modem and television products, partially offset by an increase in sales of serial communications controllers. Sales of modem and TV products for the six month period ended September 30, 2006 were $0.8 million as compared to $3.2 million for the six months ended October 1, 2005 and primarily reflect the move by customers to alternative technology solutions for these products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 48% for the six months ended September 30, 2006, up from a gross margin of 41% for the six months ended October 1, 2005. During the six months ended September 30, 2006, our gross margin improvement was primarily the result of improved operating efficiencies, including: 1) consolidation of global support activities in our Philippines facility, 2) improved product costs and 3) reductions in wafer costs as we increase our volume purchases from our foundry partners. Additionally, as we have varying product margins for the different product families we offer to our customers, product margins as a percent of sales may vary as a result of the change in the respective product mix sold by us.

Research and Development Expenses. Research and development expenses were $10.2 million and $10.9 million for the six months ended September 30, 2006 and October 1, 2005, respectively. Research and development spending for the six months ended September 30, 2006 is lower compared to the six months ended October 1, 2005 due to lower variable costs associated with the various programs currently in development, which are in different stages of this development and includes such costs as engineering wafers, production masks for new designs to be manufactured in the foundries and engineering proto-costs including test costs for product verification. These costs can vary considerably depending on the product type and related complexity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.8 million for the six months ended September 30, 2006 down from $12.8 million for the six months ended October 1, 2005. The decrease in our selling, general and administrative spending reflects lower costs associated with Sarbanes-Oxley compliance activities and lower audit costs.

Special Charges and Credits. Special charges and credits totaled $1.0 million for the six months ended September 30, 2006 representing severance and other costs associated with the resignation of our former CEO and sustaining costs of our MOD II facility in Idaho, which is classified as assets held for sale on our balance sheet as of September 30, 2006. During the six months ended October 1, 2005, employee severance and termination costs totaled $1.6 million, sustaining costs for MOD II totaled $0.3 million and sustaining costs for MOD III totaled $0.3 million, all of which were recorded through special charges.

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the six months ended September 30, 2006 was $0.6 million as compared to $0.5 million for the six months ended October 1, 2005. The higher interest income reflects interest earned on our cash invested in short term investments yielding higher interest rates. There was no interest expense or other income in the six months ended September 30, 2006 and $0.1 million of other income in the six months ended October 1, 2005.

Income Taxes. For the six months ended September 30, 2006 and October 1, 2005, our income tax provisions were 1.0 million and $1.3 million, respectively. For the six months ended September 30, 2006, our income tax provision reflects the amortization of deferred charges, refunds receivable and provisions for taxes in certain profitable foreign jurisdictions. For the six months ended October 1, 2005, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of September 30, 2006, we had no debt or bank borrowings outstanding. We had no standby letters of credit as of September 30, 2006 and $0.1 million as of October 1, 2005. At September 30, 2006, we had cash and cash equivalents of $26.2 million, compared to $28.0 million at October 1, 2005.

Cash Flows From Operating Activities. During the six months ended September 30, 2006, net cash provided by operating activities improved by $4.9 million versus the comparable period in 2005. This decrease in net cash used primarily relates to our higher revenues and higher gross margin of $3.6 million, lower operating expenses of $1.7 million driven by lower headcount, and to a lesser extent, decreased special charges for severance and termination benefit costs of $1.2 million primarily associated with our restructuring plan initiated in the first quarter of fiscal 2006, partially offset by cash used of $2.5 million to support higher inventory purchases.

Cash Flows From Investing Activities. During the six months ended September 30, 2006, net cash used in investing activities was $2.0 million, an increase of $0.2 million from $1.8 million for the comparable period in 2005. Cash used in investing activities in both of these periods reflects capital expenditures for building and infrastructure improvements, software, and equipment purchases. We currently estimate that our capital expenditures in fiscal 2007 will be $2.5 million. During the six months ended September 30, 2006, we incurred $0.7 of costs for the decommissioning of our Mod II facility, which is recorded as assets held for sale on our balance sheet as of September 30, 2006.

Cash Flows From Financing Activities. Our financing activities include proceeds from the issuance of common stock under employee stock plans and repurchases of common stock. During the six months ended September 30, 2006 and October 1, 2005, $0.1 million and zero net cash, respectively, were provided by financing activities. During the six months ended October 1, 2005, $0.1 million was provided by proceeds from the issuance of common stock under employee stock purchase plans, which were offset by $0.1 million in repurchases of common stock.

Non-GAAP EBITDA Measure. We present EBITDA amounts to reflect a non-GAAP measure of our liquidity. EBITDA reflects our earnings before interest, taxes, depreciation and amortization. We believe the disclosure of such information helps investors more meaningfully evaluate our liquidity position by the elimination of non-cash related items such as depreciation and amortization. We believe that our investor base regularly uses EBITDA as a measure of the liquidity of our business. Our management uses EBITDA as a supplement to cash flow from operations as a way to assess the cash generated from our business available for capital expenditures and debt service. However, we recommend that investors carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Our EBITDA, reconciled to cash provided by (used in) operations (the most directly comparable measure of liquidity under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):

	Three Months Ended		Six Months Ended
	Sep. 30,	Oct. 1,	Sep. 30,	Oct. 1,
	2006	2005	2006	2005
Reconciliation of net loss to EBITDA:
Net loss	$(2.3)	$(4.8)	$(3.8)	$(10.9)
Depreciation and amortization	1.1	1.1	2.2	2.2
Interest income	(0.3)	(0.2)	(0.6)	(0.5)
Provision for income taxes	0.4	0.7	1.0	1.3
EBITDA	$(1.1)	$(3.2)	$(1.2)	$(7.9)

Reconciliation of EBITDA to net cash provided by
(used in) operating activities:
EBITDA	$(1.1)	$(3.2)	$(1.2)	$(7.9)
Provision for income taxes	(0.4)	(0.7)	(1.0)	(1.3)
Interest income	0.3	0.2	0.6	0.5
Stock-based compensation	0.4	0.1	0.7	0.6
Changes in operating assets and liabilities	2.2	1.3	2.0	4.3
Net cash provided by (used in) operating activities	$1.4	$(2.3)	$1.1	$(3.8)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non-current assets and liability amounts. For the three and six month periods ended September 30, 2006, the changes in operating assets and liabilities primarily reflects the reduction in accounts receivable, the changes in our overall inventory position and the increase in our deferred income on shipments to distributors, offset by reductions in accounts payable.

Contractual Obligations.

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2007 through fiscal 2011. These facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases, and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are generally less than 10% of base rents.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

Off-Balance Sheet Arrangements

As of September 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)". SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans - as of December 31, 2006 for calendar year public companies. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts form the initial application of Statements 87 and 106 when recognizing a plan's funded status, with the offset to accumulated other comprehensive income. The Company has not yet determined the impact, if any, of adopting SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48)". FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not yet determined the impact, if any, of adopting FIN 48.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of September 30, 2006, our cash and cash equivalents of $26.2 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate for the three and six months ended September 30, 2006 was approximately 5.1% and 4.8%, respectively.

Foreign Currency Exchange Risk

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2006. Based on such evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the

Company's management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 11, 2005, Microchip Technology Inc. (Microchip) filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has been infringing and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. A hearing was scheduled for November 17, 2005. On January 10, 2006, the Company filed a request for patent re-examination with the U.S. PTO, which was granted in February and March for all 3 patents. On March 13, 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations.

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

The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. For the fiscal year ended March 31, 2006, the Company was a non-accelerated filer for the purposes of compliance with Sarbanes-Oxley Section 404. The measurement criteria for determining filing status for the fiscal year ended March 31, 2007 was based on the Company's market capitalization as of September 30, 2006. At that time, the Company's market capitalization was below the defined threshold and as such, the Company will continue to be a non-accelerated filer for the fiscal year ending March 31, 2007. As such, the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm addressing these assessments. The Commission recently proposed extending the initial compliance with Section 404 for non-accelerated filers from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after December 15, 2007. The Commission also proposed extending the date in which non-accelerated filers must provide an auditor's attestation report on internal controls over financial reporting until fiscal years ending on or after December 15, 2008. If these proposals become effective, beginning with our fiscal year 2009, we may be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.
4.1 (d)	Form of Restricted Stock Purchase Agreement.
4.2 (d)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
4.3 (d)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.
4.4 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Date of Grant.
4.5 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Date of Hire.
4.6 (e)	Form of 2005 Non-Qualified Option Grant Agreement, Fully Vest Date of Grant.
10.1(f)	Separation agreement and general release between the Company and James Thorburn, dated August 30, 2006.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006. PDF
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006.     PDF

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

(f) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on September 5, 2006.

ZiLOG, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, Inc.

(Registrant)

/s/ Perry Grace

Perry Grace

Vice President and Chief Financial Officer

(Duly Authorized Officer)

/s/ Robin Abrams

Robin Abrams

Interim Chief Executive Officer and Director

(Duly Authorized Officer)

Date: November 9, 2006