Form 10-Q
period 2006-12-30
ZILOG INC
filed 2007-02-09
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $0.01 par value per share	16,790,809 shares

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

Although we believe that the expectations in the forward-looking statements contained in this Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, and performance achievements. These forward- looking statements are based on our current expectations, and we disclaim any obligation to update these forward- looking statements for subsequent events or to explain why actual results differ unless otherwise required by law. You should not place undue reliance on these forward-looking statements.

Based in San Jose, California, we were incorporated in California in December 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore!, Z8Encore!XP, Z8Encore!MC, ZNEO and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 30, 2006
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Net sales	$20.7	$17.6	$62.9	$58.7
Cost of sales	11.0	9.7	32.9	34.1
Gross margin	9.7	7.9	30.0	24.6
Gross margin %	47%	45%	48%	42%

Operating expenses:
Research and development	5.2	5.2	15.4	16.0
Selling, general and administrative	5.3	5.0	17.1	17.7
Special charges and credits	0.1	0.3	1.1	2.5
Amortization of intangible assets	0.3	0.6	1.0	1.6
Total operating expenses	10.9	11.1	34.6	37.8
Operating loss (1)	(1.2)	(3.2)	(4.6)	(13.2)

Other income:
Interest income	0.3	0.2	0.9	0.6
Other, net	(0.1)	(0.1)	(0.1)	(0.1)
Loss before provison for income taxes	(1.0)	(3.1)	(3.8)	(12.7)
Provision for income taxes	0.6	-	1.6	1.3
Net loss	$(1.6)	$(3.1)	$(5.4)	$(14.0)

Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.33)	$(0.86)

Weighted-average shares used in computing basic
and diluted net loss per share	16.7	16.4	16.6	16.3

(1) Includes stock based compensation charges as
follows (fiscal 2007 amounts reflect adoption of FAS123R):
Research and development	$0.1	$-	$0.3	$-
Selling, general and administrative	0.3	0.1	0.8	0.6
Total stock based compensation included in operating loss	$0.4	$0.1	$1.1	$0.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	Dec. 30,	Mar. 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$21.0	$27.0
Accounts receivable, net	8.8	9.6
Inventories, net	9.5	7.6
Deferred tax assets	0.4	0.4
Prepaid expenses and other current assets	2.1	2.2
Total current assets	41.8	46.8

Assets held for sale	3.1	1.8
Property, plant and equipment, net	7.0	7.5
Goodwill	6.7	6.7
Intangible assets, net	3.7	4.8
Other assets	2.9	4.0
Total assets	$65.2	$71.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9.0	$9.9
Income taxes payable	0.5	0.5
Accrued compensation and employee benefits	2.8	2.5
Estimate due to ZiLOG-Mod III Inc. Series A
Preferred shareholders on liquidation of subsidiary	-	2.5
Other accrued liabilities	2.0	2.4
Deferred income on shipments to distributors	6.9	6.1
Total current liabilities	21.2	23.9

Deferred tax liabilities	0.4	0.4
Other non-current tax liabilities	5.7	5.5
Total liabilities	27.3	29.8

Stockholders' equity:
Common stock	0.2	0.2
Deferred stock compensation	-	(0.6)
Additional paid-in capital	124.1	123.2
Treasury stock	(7.2)	(7.2)
Accumulated deficit	(79.2)	(73.8)
Total stockholders' equity	37.9	41.8
Total liabilities and stockholders' equity	$65.2	$71.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	Dec. 30,	Dec. 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(5.4)	$(14.0)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of fresh-start intangible assets	1.0	1.6
Depreciation and amortization	2.3	1.9
Stock-based compensation	1.1	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	0.7	3.2
Inventories, net	(1.9)	2.6
Prepaid expenses and other current and non-current assets	1.4	1.9
Accounts payable	(0.9)	(1.4)
Accrued compensation and employee benefits	0.3	(0.5)
Other accrued liabilities, deferred income on shipments to distributors,
income taxes and accrued special charges	0.6	(1.7)
Net cash used in operating activities	(0.8)	(5.8)

Cash Flows from Investing Activities:
Assets held for sale	(1.3)	-
Due to Mod III Preferred Series A shareholders	(2.6)	-
Capital expenditures	(1.7)	(3.7)
Net cash used in investing activities	(5.6)	(3.7)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under employee stock plans	0.4	0.1
Repurchase of common stock	-	(0.1)
Net cash provided by financing activities	0.4	-

Net decrease in cash and cash equivalents	(6.0)	(9.5)
Cash and cash equivalents at beginning of period	27.0	33.6
Cash and cash equivalents at end of period	$21.0	$24.1

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

Adoption of Accounting Standards. Effective April 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments", requiring the recording of expenses related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three month and nine month periods ended December 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated using the Black- Scholes option pricing model in accordance with the provisions of SFAS 123R. The total compensation expense recorded for the three and nine month periods ended December 30, 2006 was $0.4 million and $1.1 million, respectively. See Note 6 to the Company's condensed consolidated financial statements.

Stock-based compensation for options or restricted stock awards (RSA's) recorded in periods prior to April 1, 2006 reflects: 1) the difference between the stock price and the purchase price for options granted or RSA's issued where the grant price approved by the Board of Directors was lower than the fair market value of the award at the time of grant or 2) the then fair market value of stock issued to members of the Board of Directors for Board of Director services provided in lieu of cash in accordance with their shareholder approved compensation plans. Since the Company's bankruptcy reorganization in 2002, the Company's policy has been to issue options at fair market value. The only exception to that policy was the exchange of in-the-money restricted stock held by our former chief executive officer for in-the-money options as previously disclosed in our proxy statement for the years ended 2003 and 2004. From time to time the Company has issued shares of restricted stock to employees below fair market value.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48)". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not yet determined the impact, if any, of adopting FIN 48.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated realizable values. It is possible that estimates of realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (unaudited in millions):

	December 30,	March 31,
	2006	2006
Raw materials	$0.9	$0.8
Work-in-progress	8.7	7.3
Finished goods	4.4	5.0
Gross inventory	14.0	13.1
Reserves	(4.5)	(5.5)
Net inventory	$9.5	$7.6

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,		Dec. 31,
	2006	2005	2006		2005
Restructuring of operations:
Costs associated with CEO resignation	$-	$-	$0.6		$-
Employee severance, termination benefits
and transfer costs	-	0.1	0.1		1.6
MOD II period maintenance costs	0.1	0.1	0.4	#	0.7
MOD III period maintenance costs	-	0.1	-		0.2
	$0.1	$0.3	$1.1		$2.5

Following the closure of its remaining wafer manufacturing fab in July 2004 and completion of the conversion to a fully fabless manufacturing model, the Company consolidated and transferred certain global support activities to its Philippines facility in line with the expanding business opportunities in the Asia and China markets and streamlined operations to align its overall support costs to current business levels.

The Company incurred period expenses for the three and nine months ended December 30, 2006 to sustain the remaining assets of MOD II in a saleable condition. During the three and nine months ended December 31, 2005, the MOD III costs incurred reflect maintenance costs associated with the MOD III facility that was sold in February 2006, at which time the Company was reimbursed for its out of pocket expenses for maintaining the facility. The

ZiLOG MOD III, Inc. subsidiary has been liquidated and the cash generated from the sale of the MOD III assets was distributed to the preferred shareholders of the entity in October 2006. There are no assets or further costs associated with ZiLOG MOD III, Inc.

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment and the Company engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers ("OEM") in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations in the United States include product design and development, as well as the coordination of production planning, sales, marketing, and general and administrative functions. The Company's operations outside the United States consist of a product test and global support facility in the Philippines, sales and support centers in Asia and Western Europe and design centers in China and India. The Philippine test facility is reimbursed for value added services in relation to test operations and other functions performed and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Sales by Product Category. The following table represents the net sales by product category for each of the periods indicated (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Net sales by product category:
Micrologic:
Embedded Flash	$3.6	$1.9	$9.7	$5.2
Non-Embedded Flash	13.8	11.4	42.1	39.2
Micrologic	$17.4	$13.3	$51.8	$44.4

Other Devices
Serial Communications Controllers	$2.6	$3.1	$9.1	$9.4
Modems	0.2	0.1	0.5	0.9
IrDA transceivers	0.3	0.3	0.7	0.8
Television, PC peripheral and other	0.2	0.8	0.8	3.2
Other Devices	$3.3	$4.3	$11.1	$14.3
Total sales	$20.7	$17.6	$62.9	$58.7

The following table summarizes the Company's net sales by region and by channel (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Net sales by region:
Americas	$9.2	$7.5	$25.3	$23.8
Asia	9.5	7.8	29.7	27.4
Europe	2.0	2.3	7.9	7.5
Total sales	$20.7	$17.6	$62.9	$58.7

Net sales by channel:
OEM	$10.1	$7.7	$27.3	$25.9
Distribution	10.6	9.9	35.6	32.8
Total sales	$20.7	$17.6	$62.9	$58.7

Major customers: For the three months ended December 30, 2006, two customers accounted for greater than 10% of the Company's total net sales. These two customers accounted for approximately 19% and 18% of net sales, respectively. For the nine months ended December 30, 2006, two customers accounted for greater than 10% of the Company's total net sales. These two customers accounted for approximately 20% and 14% of net sales, respectively.

NOTE 6. STOCK-BASED COMPENSATION

The Company has a stock-based compensation program that includes non-statutory stock option awards and Restricted Stock Awards ("RSA's"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and monthly thereafter over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of December 30, 2006, the Company had approximately 1,056,475 shares of common stock reserved for future issuance under its stock option plans and ESPP.

Effective April 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to adopt the modified prospective transition method utilizing the single option attribution approach, as permitted by SFAS 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine month periods ended December 30, 2006 includes compensation expense for all stock- based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

As a result of adopting SFAS 123R on April 1, 2006, the Company's net loss before income taxes and net loss for the three and nine months ended December 30, 2006, were $0.3 million and $1.2 million greater, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Basic and diluted earnings per share for the three and nine months ended December 30, 2006 is $0.02 and $0.07 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the respective expense categories of the Company's condensed consolidated statements of operations (unaudited in millions):

	Three Months	Nine Months
	Ended	Ended
	Dec. 30,	Dec. 30,
	2006	2006
Research and development	$0.1	$0.3
Selling, general and administrative	0.3	0.8
Stock-based compensation expense before income taxes	0.4	1.1
Total stock-based compensation expense after income taxes	$0.4	$1.1

There were 115,209 options exercised during the three months ended December 30, 2006 and 115,709 options exercised for the nine months ended December 30, 2006 and there were no stock option exercises during the three and nine months ended December 31, 2005. No income tax benefit was realized from stock option exercises during the three and nine months ended December 30, 2006 and December 31, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company accounted for employee equity awards in accordance with APB 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25", issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described below. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation was allocated over the vesting period on a straight-line basis. The Company had applied the principles of FTB 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option." Under this technical bulletin, the fair value method of accounting was used to account for shares issued to employees under the Company's employee stock purchase plan.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based compensation during the three and nine months ended December 31, 2005 (unaudited in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	Dec. 31,	Dec. 31,
	2005	2005
Net loss - as reported	$(3.1)	$(14.0)
Add: stock-based employee compensation expense
included in reported net loss, net of tax	0.1	0.6
Deduct: total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(0.4)	(1.8)
Net loss - proforma	$(3.4)	$(15.2)

Net loss per share as reported	$(0.19)	$(0.86)
Net loss per share - proforma	$(0.21)	$(0.93)

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions (unaudited):

Stock Options	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Expected life (in years)	5.2	5.0	5.2	5.0
Interest rate	4.7%	4.4%	4.7%	4.4%
Volatility	46.7%	51.2%	47.0%	51.2%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$4.02	$2.61	$3.65	$2.67

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	4.9%	3.9%	4.7%	3.4%
Volatility	51.1%	51.2%	54.9%	51.2%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$2.58	$2.44	$2.49	$3.12

The computation of expected volatility for the three and nine months ended December 30, 2006 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended December 30, 2006 is as follows (unaudited in millions, except per share data and remaining contractual term).

			Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at April 1, 2006	1,803,309	$6.45	8.02	-
Grants	105,150	3.13	-	-
Exercises	-	-	-	-
Forfeitures or expirations	(27,621)	6.61	-	-
Outstanding at July 1, 2006	1,880,838	$6.24	7.89	$0.40
Grants	24,250	3.51	-	-
Exercises	(500)	2.70	-	-
Forfeitures or expirations	(589,591)	6.98	-	-
Outstanding at September 30, 2006	1,314,997	$5.89	7.38	$0.50
Grants	161,850	4.02	-	-
Exercises	(115,209)	2.00	-	-
Forfeitures or expirations	(38,637)	6.55	-	-
Outstanding at December 30, 2006	1,323,001	$5.98	7.57	$0.70

Oustanding Vested and Expected to Vest
at December 30, 2006	1,192,755	$6.14	7.52	$0.6

Exercisable at December 30, 2006	583,351	$7.18	6.95	$0.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its third quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 30, 2006. This amount is expected to change as the fair market value of the Company's stock fluctuates. There were 115,209 options and 115,709 options exercised for the three and nine months ended December 30, 2006, respectively. Total intrinsic value of options vested is $0.6 million at December 30, 2006.

As of December 30, 2006, $1.6 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 1.4 years. The total unrecognized compensation costs related to RSA's as of December 30, 2006 of $0.4 million are expected to be recognized over a weighted-average remaining period of 2.1 years.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 30, 2006. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 30, 2006, no such amounts are accrued.

NOTE 8. INCOME TAXES

During the three and nine months ended December 30, 2006, the Company's income tax provision was $0.6 and $1.6 million, respectively, and primarily reflects amortization of deferred charges and provisions for taxes in certain foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where its foreign subsidiaries' operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

The net tax expense recorded during the three and nine months ended December 31, 2005 includes the reduction of deferred tax liabilities associated with the book-tax carrying value difference of non-current tangible assets which were reduced when the Company recorded the impairment associated with the announcement of the closure of its manufacturing operations in Nampa, Idaho on April 16, 2005.

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

NOTE 9. SHARES OUTSTANDING

At December 30, 2006 and December 31, 2005, there were 16,790,809 and 16,557,684 common shares issued and outstanding, respectively.

NOTE 10. MOD III Liquidation and MOD II Assets Held for Sale

MOD III Liquidation

In February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc. for a total consideration, net of closing costs, of $4.6 million. These assets included the dormant 8" wafer fabrication facility and associated land owned by ZiLOG Mod III Inc. and vacant property owned by ZiLOG, Inc. ZiLOG MOD III, Inc. was liquidated pursuant to a vote by its shareholders, and the remaining net proceeds of $2.8 million were distributed to the holders of ZiLOG Mod III, Inc. Series A Preferred Stock in October 2006.

MOD II Assets Held for Sale

In September 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II primarily consist of land and buildings and are classified as assets held for sale with a net carrying value of $3.1 million on the Company's condensed consolidated balance sheet as of December 30, 2006. The decommissioning activities to prepare these remaining assets for sale are substantially complete and for the three and nine months ended December 30, 2006 approximately $0.6 million and $1.3 million of costs have been incurred, respectively. The Company plans to sell these remaining assets and makes no guarantee as to the timing, price and its ability to complete a sale.

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

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-month and nine-month periods ended December 30, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2006 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations, liquidity and capital resources.

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

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Net sales by region:
Americas	$9.2	$7.5	$25.3	$23.8
Asia	9.5	7.8	29.7	27.4
Europe	2.0	2.3	7.9	7.5
Total sales	$20.7	$17.6	$62.9	$58.7

Net sales by channel:
OEM	$10.1	$7.7	$27.3	$25.9
Distribution	10.6	9.9	35.6	32.8
Total sales	$20.7	$17.6	$62.9	$58.7

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Net sales by product category:
Micrologic:
Embedded Flash	$3.6	$1.9	$9.7	$5.2
Non-Embedded Flash	13.8	11.4	42.1	39.2
Micrologic	$17.4	$13.3	$51.8	$44.4

Other Devices
Serial Communications Controllers	$2.6	$3.1	$9.1	$9.4
Modems	0.2	0.1	0.5	0.9
IrDA transceivers	0.3	0.3	0.7	0.8
Television, PC peripheral and other	0.2	0.8	0.8	3.2
Other Devices	$3.3	$4.3	$11.1	$14.3
Total sales	$20.7	$17.6	$62.9	$58.7

Other key metrics relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Dec. 30,	Dec. 31,
	2006	2005
Days sales outstanding	38	47
Net sales to inventory ratio (annualized)	8.7	8.8
Weeks of inventory at distributors	13	11
Current ratio	2.0	2.0

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections and individual payment terms. At December 30, 2006, our DSO was 38 days as compared to 47 days at December 31, 2005. This decrease in DSO is largely due to an increase in our revenues, as well as an improvement in the linearity of our shipments during the three months ended December 30, 2006 versus the comparable quarter a year ago, thus allowing a greater portion of customer receivables to be collected during the quarter in which they were sold.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio was 8.7 for the three months ended December 30, 2006 compared to 8.8 for the three months ended December 31, 2005. The ratio is relatively flat and reflects similar sales versus inventory levels for the comparative periods.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 10 to 13 weeks of inventories at our distributors. The weeks of inventory at distributors increased to 13 at December 30, 2006 from 11 at December 31, 2005, reflecting inventory stocking increases to support higher demand for embedded flash products and longer lead times for delivery on certain products experienced during the period.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio, which is the ratio of current assets to current liabilities, was consistent at 2.0 as of December 30, 2006 and December 31, 2005.

Three Months Ended December 30, 2006 Compared to Three Months Ended December 31, 2005

Net Sales. Net sales were $20.7 million for the three months ended December 30, 2006, an increase of 18% as compared to net sales of $17.6 million for the three months ended December 31, 2005.

Net sales of our Micrologic devices increased by 31% to $17.4 million for the three months ended December 30, 2006 compared to $13.3 million for the three months ended December 31, 2005. This increase was primarily driven by increases in sales of our embedded flash and Universal infra red remote control products. Embedded flash sales increased by 89% to $3.6 million for the three months ended December 30, 2006 up from $1.9 million for the three months ended December 31, 2005, reflecting higher product sales of our Encore and Encore XP product families to support growth in the health & fitness and digital communications markets. Our non-flash micrologic sales, consisting of our traditional Z8 and Z80 products as well as our Universal infra red remote control solutions, increased by $2.4 million or 21% to $13.8 million for the three months ended December 30, 2006, up from $11.4 million for the three months ended December 31, 2005, reflecting a higher level of sales for our remote control solutions related to growth in the home entertainment and the consumer gaming markets partially offset by a decline in our legacy microcontroller products.

Net sales of our other products for the three months ended December 30, 2006 declined $1.0 million or 23% to $3.3 million compared to $4.3 million for the three months ended December 31, 2005. The decrease in net sales of our other products primarily reflects a decline in sales of our SCC and television products. Sales of modem and TV products for the three months ended December 30, 2006, were $0.4 million as compared to $0.9 million for the three months ended December 31, 2005. The decline in sales of modem and TV products primarily reflects the move by customers to alternative technology solutions for these products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 47% for the three months ended December 30, 2006, up from a gross margin of 45% for the three months ended December 31, 2005. During the three months ended December 30, 2006, our gross margin improvement was primarily the result of improved operating efficiencies, including reductions in wafer costs, as we increased our volume purchases from our foundry partners. Additionally, as we have varying product margins for the different product families we offer to our customers, product margins as a percent of sales will vary as a result of the change in the respective product mix sold by us.

Research and Development Expenses. Research and development expenses were $5.2 million for each of the three months ended December 30, 2006 and December 31, 2005. Research and development spending for the three months ended December 30, 2006 as compared to the three months ended December 31, 2005 reflects lower variable project costs, offset by higher stock compensation expenses associated with the adoption of FAS123R effective April 1, 2006. Variable costs relate to various programs currently in development, which are in different stages of development and include such costs as engineering wafers, production masks for new designs to be manufactured in the foundries and engineering proto-costs including test costs for product verification. These costs can vary considerably depending on the product type and related complexity. We continue our development efforts on our 8 Bit embedded flash designs and continue to invest in new products supporting our universal infra red remote control solutions, our 16 Bit Zneo products and our 32 Bit ARM based microprocessor family of products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.3 million for the three months ended December 30, 2006 from $5.0 million for the three months ended December 31, 2005, reflecting higher costs associated with Sarbanes-Oxley compliance as well as higher stock based compensation expense associated with the adoption of FAS123R effective April 1, 2006, partially offset by a credit for the settlement of a patent infringement suit paid to us.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,		Dec. 31,
	2006	2005	2006		2005
Restructuring of operations:
Costs associated with CEO resignation	$-	$-	$0.6		$-
Employee severance, termination benefits
and transfer costs	-	0.1	0.1		1.6
MOD II period maintenance costs	0.1	0.1	0.4	#	0.7
MOD III period maintenance costs	-	0.1	-		0.2
	$0.1	$0.3	$1.1		$2.5

During the three months ended December 30, 2006, special charges totaled $0.1 million and represent sustaining costs of our MOD II facility in Idaho, which is classified as assets held for sale on our balance sheet as of December 30, 2006. During the three months ended December 31, 2005, employee severance and termination costs totaled $0.1 million, sustaining costs for MOD II totaled $0.1 million and sustaining costs for MOD III totaled $0.1 million, all of which were recorded through special charges.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Pursuant to SFAS 142, we perform our annual impairment test in the third quarter of each fiscal year. As of December 30, 2006, there was no indication of impairment of our intangible assets' carrying value.

Separable intangible assets that are deemed to have defined lives have been recorded and continue to be amortized over their useful lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the unaudited condensed consolidated balance sheet are as follows (unaudited in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.7	5.8	22.5
Book value at December 30, 2006	$0.3	$3.4	$3.7

The anticipated remaining amortization schedule for these assets is as follows (unaudited in millions):

	Current	Brand
Year	Technology	Name	Total
Remaining quarter of fiscal 2007	$0.1	$0.1	$0.2
2008	0.1	0.8	0.9
2009	0.1	0.8	0.9
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.3	$3.4	$3.7

Interest Income. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the three months ended December 30, 2006 was $0.3 million as compared to $0.2 million for the three months ended December 31, 2005. The increase in interest income reflects interest earned on our cash invested in short term investments yielding higher interest rates. There was no interest expense in the three months ended December 30, 2006 and $0.1 million of other expense primarily driven by foreign exchange gains and losses.

Income Taxes. For the three months ended December 30, 2006 and December 31, 2005, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable. Deferred tax assets have been recorded net of a valuation allowance. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, we have concluded that a valuation allowance is necessary and have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Nine Months Ended December 30, 2006 Compared to Nine Months Ended December 31, 2005

Net Sales. Net sales were $62.9 million for the nine months ended December 30, 2006, an increase of 7% as compared to net sales of $58.7 million for the nine months ended December 31, 2005.

Net sales of our Micrologic devices increased by 17% to $51.8 million for the nine months ended December 30, 2006 compared to $44.4 million for the nine months ended December 31, 2005. This increase was primarily driven by increases in sales of our embedded flash and Universal infra red remote control products. Embedded flash sales increased by 87% to $9.7 million for the nine months ended December 30, 2006 as compared to $5.2 million for the nine months ended December 31, 2005, reflecting higher product sales of our Encore and Encore XP family of products. Our non-flash micrologic sales, consisting of our traditional Z8 and Z80 products as well as our Universal infra red remote control solutions, were $42.1 million for the nine months ended December 30, 2006 as compared to $39.2 million for the nine months ended December 31, 2005, reflecting a higher level of sales for our remote control solutions related to growth in the home entertainment and the consumer gaming markets, partially offset by a decline in our legacy microcontroller products.

Net sales of our other products for the nine months ended December 30, 2006 declined $3.2 million or 22% to $11.1 million compared to $14.3 million for the nine months ended December 31, 2005. The decrease in net sales of other products primarily reflects a decline in sales of our modem and television products. Sales of modem and TV products for the nine month period ended December 30, 2006 were $1.3 million as compared to $4.1 million for the nine months ended December 31, 2005 and primarily reflect the move by customers to alternative technology solutions for these products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 48% for the nine months ended December 30, 2006, up from a gross margin of 42% for the nine months ended December 31, 2005. During the nine months ended December 30, 2006, our gross margin improvement was primarily the result of improved operating efficiencies, including: 1) consolidation of global support activities in our Philippines facility, 2) improved product costs and 3) reductions in wafer costs as we increase our volume purchases from our foundry partners. Additionally, as we have varying product margins for the different product families we offer to our customers, product margins as a percent of sales may vary as a result of the change in the respective product mix sold by us.

Research and Development Expenses. Research and development expenses were $15.4 million and $16.0 million for the nine months ended December 30, 2006 and December 31, 2005, respectively. Research and development spending for the nine months ended December 30, 2006 is lower compared to spending levels for the nine months ended December 31, 2005 due to lower variable costs associated with various programs currently in development which are in different stages of development and includes such costs as engineering wafers, production masks for new designs to be manufactured in the foundries and engineering proto-costs including test costs for product verification. These costs can vary considerably depending on the product type and related complexity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17.1 million for the nine months ended December 30, 2006 down from $17.7 million for the nine months ended December 31, 2005. The decrease in our selling, general and administrative spending reflects lower costs associated with Sarbanes-Oxley compliance activities, lower audit costs and a credit for the settlement of a patent infringement suit paid to us.

Special Charges and Credits. Special charges and credits totaled $1.1 million for the nine months ended December 30, 2006, representing severance and other costs associated with the resignation of our former CEO and sustaining costs of our MOD II facility in Idaho, which is classified as assets held for sale on our balance sheet as of December 30, 2006. During the nine months ended December 31, 2005, employee severance and termination costs totaled $1.6 million, sustaining costs for MOD II totaled $0.7 million and sustaining costs for MOD III totaled $0.2 million, all of which were recorded through special charges.

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the nine months ended December 30, 2006 was $0.9 million as compared to $0.6 million for the nine months ended December 31, 2005. The higher interest income reflects interest earned on our cash invested in short term investments yielding higher interest rates. There was no interest expense in the nine months ended December 30, 2006 and $0.1 million of other expense primarily driven by foreign exchange gains and losses.

Income Taxes. For the nine months ended December 30, 2006 and December 31, 2005, our income tax provisions were 1.6 million and $1.3 million, respectively. For the nine months ended December 30, 2006, our income tax provision reflects the amortization of deferred charges, refunds receivable and provisions for taxes in certain profitable foreign jurisdictions. For the nine months ended December 31, 2005, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable.

Deferred tax assets have been recorded net of a valuation allowance. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, we have concluded that a valuation allowance is necessary and have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Liquidity and Capital Resources

As of December 30, 2006, we had no debt or bank borrowings outstanding. We had $0.0 million and $0.1 million standby letters of credit as of December 30, 2006 and December 31, 2005, respectively. At December 30, 2006, we had cash and cash equivalents of $21.0 million, compared to $24.1 million at December 31, 2005.

Cash Flows From Operating Activities. During the nine months ended December 30, 2006, net cash used in operating activities was $0.8 million compared to net cash used of $5.8 million during the nine months ended December 31, 2005. The $5.0 million decrease in net cash used is the result of our higher revenues and higher gross margin of $5.4 million, lower operating expenses of $3.2 million primarily driven by lower headcount, decreased special charges for severance and termination benefit costs of $1.4 million associated with our restructuring plan initiated in the first quarter of fiscal 2006, $2.3 million increase for certain non-cash related liabilities, partially offset by $2.5 million for changes in accounts receivable as our days sales outstanding stabilizes and $4.5 million of cash used for higher inventory levels.

Cash Flows From Investing Activities. During the nine months ended December 30, 2006, net cash used in investing activities was $5.6 million, an increase of $1.9 million from $3.7 million for the comparable period in 2005. Cash used in investing activities in the nine months ended December 30, 2006 primarily includes the distribution to the MOD III Series A Preferred shareholders related to the liquidation of MOD III. Cash used in investing activities in both of these periods reflects capital expenditures for building and infrastructure improvements, software, and equipment purchases. During the nine months ended December 30, 2006, we incurred $1.3 of costs for the decommissioning of our Mod II facility, which is recorded as assets held for sale on our balance sheet as of December 30, 2006.

Cash Flows From Financing Activities. Our financing activities include proceeds from the issuance of common stock under employee stock plans net of repurchases of common stock. During the nine months ended December 30, 2006, $0.4 million was provided by financing activities. There was no net cash provided by or used in financing activities for the nine months ended December 31, 2005.

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

Our EBITDA, reconciled to cash used in operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (unaudited in millions):

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2006	2005	2006	2005
Reconciliation of net loss to EBITDA:
Net loss	$(1.6)	$(3.1)	$(5.4)	$(14.0)
Depreciation and amortization	1.1	1.2	3.3	3.5
Interest income	(0.3)	(0.2)	(0.9)	(0.6)
Provision for income taxes	0.6	-	1.6	1.3
EBITDA	$(0.2)	$(2.1)	$(1.4)	$(9.8)

Reconciliation of EBITDA to net cash used in
operating activities:
EBITDA	$(0.2)	$(2.1)	$(1.4)	$(9.8)
Provision for income taxes	(0.6)	-	(1.6)	(1.3)
Interest income	0.3	0.2	0.9	0.6
Stock-based compensation	0.4	0.1	1.1	0.6
Changes in operating assets and liabilities	(1.8)	(0.1)	0.2	4.1
Net cash used in operating activities	$(1.9)	$(1.9)	$(0.8)	$(5.8)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non-current assets and liability amounts. For the three and nine month periods ended December 30, 2006, the changes in operating assets and liabilities primarily reflect changes in accounts receivable, the increases in our overall inventory position and the change in our deferred income on shipments to distributors, offset by reductions in accrued liabilities.

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

Off-Balance Sheet Arrangements

As of December 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

Seasonality

Sales typically increase in the June quarter and peak in the September quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the March and December quarters compared to the rest of the year. We believe that this historical seasonal trend could be impacted by general economic conditions and reduction in sales of our legacy products. General world-wide economic, political and regional instabilities may impact our results of operations in any given period. Introductions of our embedded flash products, universal remote control products and our ARM based family products may impact this seasonality trend in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of December 30, 2006, our cash and cash equivalents of $21.0 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate for the three and nine months ended December 30, 2006 was approximately 5.1% and 4.9%, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2006, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. For the fiscal year ended March 31, 2006, the Company was a non-accelerated filer for the purposes of compliance with Sarbanes-Oxley Section 404. The measurement criteria for determining filing status for the fiscal year ended March 31, 2007 was based on the Company's market capitalization as of September 30, 2006. At that time, the Company's market capitalization was below the defined threshold and as such, the Company will continue to be a non-accelerated filer for the fiscal year ending March 31, 2007. As such, the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm assessing the effectiveness of our internal controls over financial reporting. The Commission recently adopted rules extending the initial compliance with Section 404 for non-accelerated filers from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after December 15, 2007. The Commission also adopted rules extending the date in which non-accelerated filers must provide an auditor's attestation report on internal controls over financial reporting until fiscal years ending on or after December 15, 2008. Thus, under these newly adopted rules, beginning with our fiscal year 2009, we will be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2007. PDF
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2007. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2007.     PDF

_______________

(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

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

ZiLOG, Inc. (Registrant)

/s/ Perry Grace Perry Grace Vice President and Chief Financial Officer (Duly Authorized Officer)

/s/ Darin Billerbeck Darin Billerbeck Chief Executive Officer (Duly Authorized Officer)

Date: February 9, 2007