Form 10-Q
period 2007-06-30
ZILOG INC
filed 2007-08-14
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number : 001-13748

ZiLOG, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6800 Santa Teresa Boulevard
San Jose, California    95119
(Address of Principal Executive Offices including Zip Code)

(408) 513-1500
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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 9, 2007
Common Stock, $0.01 par value per share	16,902,095 shares

Note: PDF provided as a courtesy

Some of the statements under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "anticipates", "believes", "estimates", "potential", "continue", or the negative terms or other comparable terminology. These statements include:

  estimates of market growth;
  capital expenditures;
  the adequacy of available cash;
  the cost or outcome of any litigation pending or threatened;
  the impact on recent accounting pronouncements;
  any gross margin improvement resulting from our research and development effort; and
  the cost of compliance with environmental laws.

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry and assembly services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in this Form 10-Q and in our Form 10-K for the fiscal year ended March 31, 2007.

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

Based in San Jose, California, we established our business in 1973, later to be incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. ZiLOG, eZ80, Z8Encore! and eZ80™ are registered trademarks of ZiLOG, Inc. and eZ80Acclaim! is a trademark of ZiLOG, Inc.

ZiLOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations for the quarters ended June 30, 2007 and July 1, 2006	3
Unaudited Condensed Consolidated Balance Sheets at June 30, 2007 and March 31, 2007	4

       Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2007 and July 1, 2006

       Unaudited Condensed Consolidated Statements of Stockholders' Equity for the quarters ended June 30, 2007 and July 1, 2006

5 6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	26

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net sales	$16.8	$21.0
Cost of sales	9.4	10.5
Gross margin	7.4	10.5

Operating expenses:
Research and development	4.5	5.2
Selling, general and administrative	5.0	6.0
Special charges and credits	0.4	0.1
Amortization of intangible assets	0.2	0.4
Total operating expenses	10.1	11.7

Operating loss	(2.7)	(1.2)

Other income:
Interest income	0.2	0.3
Loss before provision for income taxes	(2.5)	(0.9)
Provision for income taxes	0.5	0.6
Net loss	$(3.0)	$(1.5)

Basic and diluted net loss per share	$(0.18)	$(0.09)

Shares used in computing basic and diluted net loss per share	16.9	16.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$19.8	$19.4
Accounts receivable, less allowance for doubtful accounts of $0.2 at
June 30, 2007 and $0.2 at March 31, 2007	9.1	8.0
Inventories, net	8.2	8.5
Assets held for sale	-	3.2
Deferred tax assets	0.4	0.4
Prepaid expenses and other current assets	1.4	1.8
Total current assets	38.9	41.3

Property, plant and equipment, net	5.9	6.5
Goodwill	2.2	2.2
Intangible assets, net	3.3	3.5
Other assets	1.9	2.3
Total assets	$52.2	$55.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5.9	$6.1
Income taxes payable	0.6	0.6
Accrued compensation and employee benefits	2.4	2.8
Other accrued liabilities	2.5	2.9
Deferred income on shipments to distributors	6.7	7.1
Total current liabilities	18.2	19.5

Deferred tax liabilities	0.4	0.4
Other non-current tax liabilities	0.7	1.2
Total liabilities	19.3	21.1

Stockholders' equity:
Common stock	0.2	0.2
Additional paid-in capital	125.2	124.5
Treasury stock	(7.2)	(7.2)
Other comprehensive income	0.1	-
Accumulated deficit	(85.3)	(82.8)
Total stockholders' equity	32.9	34.7
Total liabilities and stockholders' equity	$52.2	$55.8

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	June 30,	July 1,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(3.0)	$(1.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	0.8	0.7
Loss on disposition of operating assets	0.2	-
Stock-based compensation	0.4	0.3
Amortization of fresh-start intangible assets	0.2	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(1.1)	0.2
Inventories	0.3	(1.6)
Prepaid expenses and other current and non-current assets	0.8	0.6
Accounts payable	(0.2)	-
Accrued compensation and employee benefits	(0.4)	0.4
Deferred income on shipments to distributors	(0.4)	0.6
Accrued and other current liabilities	(0.4)	(0.5)
Non-current liabilities	-	0.1
Net cash used in operating activities	(2.8)	(0.3)

Cash Flows from Investing Activities:
Disposal of assets held for sale - MOD II property	3.2	-
Capital expenditures	(0.3)	(0.6)
Net cash provided by (used in) investing activities	2.9	(0.6)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under stock purchase plans	0.3	-
Net cash provided by financing activities	0.3	-

Net increase (decrease) in cash and cash equivalents	0.4	(0.9)
Cash and cash equivalents at beginning of period	19.4	27.0
Cash and cash equivalents at end of period	$19.8	$26.1

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Deferred	Additional		Other		Total Stock-
			Stock	Paid-in	Treasury	Comprehensive	Accumulated	holders'
	Shares	Amount	Compensation	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2006	16.6	$0.2	$(0.6)	$123.2	$(7.2)	$-	$(73.8)	$41.8
Adoption of SFAS 123R	-	-	0.6	(0.6)	-	-	-	-
Issuance of common stock under stock option plans	-	-	-	-	-	-	-	-
Issuance of common stock under employee stock								-
purchase plan	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	0.3	-	-	-	0.3
Net loss and comprehensive loss	-	-	-	-	-	-	(1.5)	(1.5)
Balance at July 1, 2006	16.6	$0.2	$-	$123.0	$(7.2)	$-	$(75.3)	$40.7

Balance at March 31, 2007	16.8	$0.2	$-	$124.5	$(7.2)	$-	$(82.8)	$34.7
Issuance of common stock under stock option plans	0.1	-	-	0.2	-	-	-	0.2
Issuance of common stock under employee stock
purchase plan	-	-	-	0.1	-	-	-	0.1
Stock-based compensation expense	-	-	-	0.4	-	-	-	0.4
Net overfunded status of Philippine employees
defined benefit retirement plan (see Note 10)	-	-	-	-	-	0.1	-	0.1
Cumulative effect of accounting change - adoption
of FIN 48 (see Note 8)	-	-	-	-	-	-	0.6	0.6
Net loss and comprehensive loss	-	-	-	-	-	-	(3.0)	(3.0)
Balance at June 30, 2007	16.9	$0.2	$-	$125.2	$(7.2)	$0.1	$(85.3)	$33.0

See accompanying notes to unaudited condensed consolidated financial statements.

ZiLOG, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2007 Annual Report filed on Form 10-K Commission File Number 001-13748 for the fiscal year ended March 31, 2007, filed on June 25, 2007.

The Company's fiscal year ends March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31. The operating results for any period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at March 31, 2007 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in its Annual Report for the 2007 fiscal year ended March 31, 2007 filed on Form 10-K with the Securities and Exchange Commission on June 25, 2007.

Adoption of Accounting Standards.

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), effective April 1, 2007 for the fiscal year ending March 31, 2008. See Note 8 to the Company's condensed consolidated financial statements for further detail, including the impact of the adoption. FIN 48, issued in June 2006, clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.

The Company has adopted the provisions of FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") effective April 1, 2007 for the fiscal year ending March 31, 2008. The Company has a defined benefit plan in the Philippines and has recorded a net asset of $0.1 million, classified as other assets on the accompanying condensed consolidated balance sheets, to represent the over funded status of the defined benefit plan as of June 30, 2007. See Note 10 to the Company's condensed consolidated financial statements for further detail, including the impact of the adoption.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can decline in the short-term. Inventories, net of provisions, consist of the following (in millions):

	June 30,	March 31,
	2007	2007
Raw materials	$0.6	$0.6
Work-in-progress	8.6	8.4
Finished goods	3.6	3.9
Gross inventory	12.8	12.9
Reserves	(4.6)	(4.4)
Net inventory	$8.2	$8.5

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Restructuring of operations:
Engineering consolidation severance
and termination costs	$0.8	$-
Reimbursement of retirement benefits - Philippines	(0.7)	-
defined benefit plan
MOD II maintenance and selling costs	0.3	0.1
Total special charges and credits	$0.4	$0.1

As part of the Company's ongoing efforts to reduce costs and streamline activities, in March 2007, a plan of action was initiated to consolidate certain research and development activities and transfer certain of these activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities. During the quarter ended June 30, 2007, the Company incurred a total of $0.8 million of costs related to these consolidation efforts including $0.5 million of rent expense associated with abandoned facilities, $0.2 million of severance and benefits costs and $0.1 million for the disposal of fixed assets. The Company incurred period expenses of $0.3 million related to maintenance costs and subsequent costs associated with the sale in May 2007 of its MOD II facility for a net sales price of $3.1 million. In addition, the Company received a refund of $0.7 million from its Philippines defined benefit plan related to its prior over funded status, which has been recorded as a credit to special charges.

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

Accrued
Special
Charges
Balance at March 31, 2007	$1.2
Accruals	0.8
Cash payments	(1.2)
Balance at June 30, 2007	$0.8

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment and the Company engages primarily in the design, development, manufacture, marketing and sales of semiconductor products. The Company sells its products to distributors and original equipment manufacturers ("OEM") in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a final test facility in the Philippines and sales and support and design centers in certain foreign countries. Domestic operations are responsible for the design, development and the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added services with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Sales by Product Category. The following table represents the net sales by product category for each of the periods indicated (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net sales by product category:
Micrologic:
Embedded flash microcontrollers	$3.6	$2.4
Remote control solutions	5.1	5.7
8-bit microcontrollers	$8.7	$8.1
32-bit ARM processors	0.1	-
Total new products	$8.8	$8.1
Micrologic products - other non-flash	5.2	8.5
Total micrologic	$14.0	$16.6

Other Devices:
Other Devices	$2.8	$4.4
Total net sales	$16.8	$21.0

The following table summarizes ZiLOG's net sales by region and by channel (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net sales by region:
Americas	$6.7	$7.9
Asia	7.9	10.0
Europe	2.2	3.1
Total net sales	$16.8	$21.0

Net sales by channel:
OEM	$6.9	$8.6
Distribution	9.9	12.4
Total net sales	$16.8	$21.0

Major customers. During the quarter ended June 30, 2007, two customers accounted for greater than 10% of the Company's total net sales. These two customers, including one distributor, accounted for approximately 25% and 14% of net sales, respectively.

NOTE 6. STOCK-BASED COMPENSATION

The Company has a stock-based compensation program that includes incentive and non-statutory stock options, and restricted shares. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and vesting monthly thereafter over four years and expire ten years from the grant date. As of June 30, 2007, the Company had 958,270 shares available for grant. Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of June 30, 2007, the Company had approximately 1,002,559 shares of common stock reserved for future issuance under its stock option plans and ESPP.

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Standard No. 123, "Share-Based Payment" ("SFAS 123R") which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the Company's condensed consolidated statements of operations (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Research and development	$0.1	$0.1
Selling, general and administrative	0.3	0.2
Total stock-based compensation expense	$0.4	$0.3

There were 48,334 options exercised totaling $0.2 million and zero stock option exercises during the quarters ended June 30, 2007 and July 1, 2006, respectively. No income tax benefit was realized from stock option exercises during the quarters ended June 30, 2007 and July 1, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended
	June 30,	July 1,
	2007	2006
Expected life (in years)	5.24	5.24
Interest rate	4.9%	5.1%
Volatility	44.26%	47.19%
Dividend yield	-	-
Weighted-average fair value at grant date	$5.50	$3.13

Employee Stock Purchase Plan	Three Months Ended
	June 30,	July 1,
	2007	2006
Expected life (in years)	0.6	0.5
Interest rate	5.03%	4.25%
Volatility	34.99%	31.40%
Dividend yield	-	-
Weighted-average fair value at grant date	$3.47	$3.38

The computation of expected volatility for the quarters ended June 30, 2007 and July 1, 2006 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the quarter ended June 30, 2007 is as follows (in millions, except weighted average exercise price):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at March 31, 2007	1,786,057	$5.55	7.99	$0.8
Grants	82,500	5.50	-	-
Exercises	(48,334)	3.47	-	-
Forfeitures or expirations	(62,488)	5.08	-	-
Outstanding at June 30, 2007	1,757,735	$5.62	7.38	$1.4

Outstanding Vested and Expected to Vest
at June 30, 2007	1,527,860	$5.81	7.17	$1.1

Exercisable at June 30, 2007	623,455	$7.39	5.65	$0.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its first quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount may change based on the fair market value of the Company's stock. There were 48,334 options exercised totaling $0.2 million for the quarter ended June 30, 2007. Total fair value of options vested is $0.3 million for the quarter ended June 30, 2007.

As of June 30, 2007, $2.0 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 2.8 years. The total unrecognized compensation cost related to RSA's as of June 30, 2007 is $0.3 million to be recognized over a weighted-average remaining period of 1.8 years.

NOTE 7. CONTINGENCIES

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

The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and/or cash flows.

The Company is participating in litigation and responding to claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company's management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company's financial statements, although there can be no assurance in this regard.

From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at June 30, 2007. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 30, 2007, no such amounts are accrued.

NOTE 8. INCOME TAXES

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") effective April 1, 2007. In connection with the adoption of FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment related to the adoption of FIN 48 resulting in a decrease in the liability for unrecognized tax benefits of $0.6 million and a corresponding decrease in accumulated deficit. As of April 1, 2007, the total amount of unrecognized tax benefits was approximately $2.9 million, of which $2.2 million is recorded as a deferred tax asset offset by a valuation allowance and $0.7 million, if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.

Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 and June 30, 2007, the Company had $0.1 million of accrued interest and penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

During the quarters ended June 30, 2007 and July 1, 2006, the Company's income tax provision was $0.5 million and $0.6 million, respectively, which primarily reflects amortization of a deferred charge and provisions for taxes in certain profitable foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

NOTE 9. SHARES OUTSTANDING

At June 30, 2007 and July 1, 2006, there were 16,906,380 and 16,610,328 common shares issued and outstanding, respectively.

NOTE 10. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were each less than $0.1 million for the quarters ended June 30, 2007 and July 1, 2006, respectively. There were no discretionary contributions made in each of the quarters ended June 30, 2007 and July 1, 2006, respectively.

Philippines defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. As of March 31, 2007, the pension plan was over-funded by approximately $0.8 million. The over-funded position generally reflects a decline in the number of employees who are eligible for entitlements under the plan, coupled with increased returns on the plan assets that are greater than the increase in the employees' entitlement liabilities. In April 2007, the Company requested, and was granted, certain contribution refunds from the pension plan administrator and in May 2007, the Company received $0.7 million. The cash refund was recorded as a credit in the condensed consolidated statements of operations in the quarter ending June 30, 2007.

Impact of adopting SFAS 158 effective April 1, 2007: The Company has adopted the provisions of SFAS 158 effective April 1, 2007 for the fiscal year ending March 31, 2008. The Company has recorded a net asset of $0.1 million, classified as other assets on the accompanying condensed consolidated balance sheets, to represent the over funded status of the Philippines defined benefit plan as of June 30, 2007. There was no impact on the U.S. 401(k) retirement plan as a result of adopting SFAS 158.

NOTE 11. MOD III LIQUIDATION AND MOD II ASSET SALE

MOD III Liquidation

In February 2006, ZiLOG MOD III, Inc. ("MOD III") completed the sale of its remaining assets to Micron Technology, Inc. for a total consideration of $3.8 million. These assets included the dormant 8" wafer fabrication facility and associated land owned by MOD III. The cost of the transaction was $0.4 million and was apportioned on a prorated basis to the related assets sold. The transaction represented the sale of the remaining assets of MOD III and, as such, the shareholders voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The remaining net proceeds of $2.8 million were distributed to holders of MOD III Series A Preferred stock upon the liquidation of the subsidiary in October 2006. The distribution to the MOD III shareholders was net of reimbursement to ZiLOG, Inc. for costs incurred to maintain the facility.

MOD II Assets Sale

In 2004, during its transition to a fabless manufacturing model, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II 5" wafer fabrication facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II, primarily consisting of land and buildings, were classified as assets held for sale on the Company's condensed consolidated balance sheets at March 31, 2007. The carrying value of these assets was estimated and recorded at $3.2 million. In April 2007, the Company entered into an agreement to sell the MOD II facility and in May 2007, the transaction was completed. The Company received net proceeds of $3.1 million for these assets and recorded the sale in the quarter ended June 30, 2007.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in this quarterly report and in our Form 10-K for the year ended March 31, 2007 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the quarter ended June 30, 2007 as compared to the quarter ended July 1, 2006. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and the Company's 2007 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Critical Accounting Estimates

We believe our critical accounting estimates are as follows:

  estimating sales returns and allowances;

  estimating allowance for doubtful accounts;

  estimating write-downs of excess and obsolete inventories;

  asset impairments;

  stock-based compensation expense, and

  income taxes and deferred tax estimates.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments, stock-based compensation expense and deferred taxes. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Please refer to the critical accounting estimates described in our Form 10-K for the 2007 fiscal year ended March 31, 2007, filed on June 25, 2007.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have established a full valuation allowance against our deferred tax assets at March 31, 2007 based upon our determination that it is more likely than not that all of the deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax carryovers that make up the vast majority of the deferred tax asset will expire at various dates through the year 2024, with the exception of the California tax credit which can be carried forward indefinitely. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net sales by region:
Americas	$6.7	$7.9
Asia	7.9	10.0
Europe	2.2	3.1
Total net sales	$16.8	$21.0

Net sales by channel:
OEM	$6.9	$8.6
Distribution	9.9	12.4
Total net sales	$16.8	$21.0

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net sales by product category:
Micrologic:
Embedded flash microcontrollers	$3.6	$2.4
Remote control solutions	5.1	5.7
8-bit microcontrollers	$8.7	$8.1
32-bit ARM processors	0.1	-
Total new products	$8.8	$8.1
Micrologic products - other non-flash	5.2	8.5
Total micrologic	$14.0	$16.6

Other Devices:
Other Devices	$2.8	$4.4
Total net sales	$16.8	$21.0

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Days sales outstanding	49	41
Net sales to inventory ratio (annualized)	8.2	9.1
Weeks of inventory at distributors	12	10
Current ratio	2.1	2.0

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At June 30, 2007, our DSO was 49 days as compared to DSO of 41 days at July 1, 2006. This increase in DSO is largely due to the non-linearity of our shipments in the quarter ended June 30, 2007 whereby June shipments were disproportionately higher than April and May shipments. The timing of these shipments did not allow customer receivables to be collected during the quarter then ended.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased in the quarter ended June 30, 2007 compared to the quarter ended July 1, 2006 reflecting lower sales levels and declining inventory levels from the comparative quarter. We continue to focus on reducing our inventory levels to better enhance our working capital and at the same time have sufficient levels of inventory available to support our customers' needs.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, overall we maintain 10 to 13 weeks of inventories at our distributors and as of June 30, 2007 our weeks of inventory at distributors was within the range at 12 weeks.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio, which is the ratio of current assets to current liabilities, as of June 30, 2007 was 2.1 times and as of July 1, 2006 was 2.0 times.

Quarter Ended June 30, 2007 Compared to Quarter Ended July 1, 2006

Net Sales. Net sales were $16.8 million for the quarter ended June 30, 2007, as compared to net sales of $21.0 million for the quarter ended July 1, 2006.

Net sales of our Micrologic devices decreased by $2.6 million or 16% to $14.0 million for the quarter ended June 30, 2007 compared to $16.6 million for the quarter ended July 1, 2006. This decrease is primarily driven by decreases in our non-flash micrologic sales of certain of our legacy products, partially offset by a $1.2 million or 52% increase in our embedded flash microcontroller sales. Embedded flash microcontroller net sales were $3.6 million for the quarter ended June 30, 2007, as compared to $2.4 million for the quarter ended July 1, 2006 reflecting higher sales of our Encore and XP products. Our non-flash micrologic sales, which consist of our Z8, Z80 and universal remote control solutions, decreased $3.3 million or 39% to $5.2 million for the quarter ended June 30, 2007, as compared to $8.5 million for the quarter ended July 1, 2006. The net sales decrease of our universal remote control solutions in the quarter reflects lower sales to our largest customer as a result of an adjustment to their inventory levels.

Net sales of our other products for the quarter ended June 30, 2007, declined $1.6 million or 36% to $2.8 million compared to $4.4 million for the quarter ended July 1, 2006. The decrease in net sales of other products primarily reflects decreases in sales to our telecommunications customers of Serial Communications Controllers. Sales of our modem and TV products decreased by $0.4 million for the quarter ended June 30, 2007 to $0.2 million as compared to $0.6 million for the quarter ended July 1, 2006.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 44% for the quarter ended June 30, 2007, down from gross margin of 50% for the quarter ended July 1, 2006. During the quarter ended June 30, 2007, our gross margin decrease was primarily the result of lower sales of certain higher margin legacy products including our Z80 and SCC products. Additionally, our lower unit shipments resulting in lower manufacturing volumes gave rise to higher unfavorable variances for test and manufacturing support activities.

Research and Development Expenses. Research and development expenses decreased to $4.5 million for the quarter ended June 30, 2007 from $5.2 million for the quarter ended July 1, 2006. The decrease in our research and development spending for the quarter ended June 30, 2007 reflects partial savings on our site consolidation efforts. We continue development efforts on our embedded flash microcontroller designs and continue investments in new products supporting universal remote control solutions and our 32-bit ARM based family of products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.0 million for the quarter ended June 30, 2007 from $6.0 million for the quarter ended July 1, 2006. The decrease in our selling, general and administrative spending reflects lower payroll and commission costs and a credit from the receipt of a legal settlement in the quarter ended June 30, 2007.

Special Charges and Credits. Special charges and credits for each period indicated were as follows (in millions):

	Three Months Ended
	June 30,	July 1,
	2007	2006
Restructuring of operations:
Engineering consolidation severance
and termination costs	$0.8	$-
Reimbursement of retirement benefits - Philippines	(0.7)	-
defined benefit plan
MOD II maintenance and selling costs	0.3	0.1
Total special charges and credits	$0.4	$0.1

The following table summarizes activity in accrued special charges which is included within accrued liabilities on the condensed consolidated balance sheets (in millions):

Accrued
Special
Charges
Balance at March 31, 2007	$1.2
Accruals	0.8
Cash payments	(1.2)
Balance at June 30, 2007	$0.8

During the quarter ended June 30, 2007, special charges totaled $0.8 million for severance and termination benefits associated with our consolidation efforts, $0.3 million for closing costs related to the sale of our MOD II facility for a net sales price of $3.1 million and $0.7 million refund received from over funding of our defined benefit pension fund in the Philippines. During the quarter ended July 1, 2006, sustaining costs for MOD II totaled $0.1 million which was recorded through special charges.

Amortization of Intangible Assets. Under the provisions of FASB Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

Pursuant to SFAS 142, we perform our annual impairment test in the last quarter of each fiscal year. During the quarter ended March 31, 2007, we reviewed our goodwill and intangible assets and determined that there was no impairment indicated. As of June 30, 2007, there was no indication of impairment of our intangible assets carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the condensed consolidated balance sheet are as follows (in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.8	6.1	22.9
Book value at June 30, 2007	$0.2	$3.1	$3.3

The anticipated remaining amortization schedule for these assets is as follows (in millions):

	Current	Brand
Year	Technology	Name	Total
2008 - remaining 3 quarters	$0.1	$0.6	$0.7
2009	0.1	0.8	0.9
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.2	$3.1	$3.3

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the quarter ended June 30, 2007 was $0.2 million as compared to $0.3 million for the quarter ended July 1, 2006. The lower interest income reflects interest earned on our lower balance of cash invested in short term investments yielding interest. There was no interest expense in the quarters ended June 30, 2007 or July 1, 2006.

Income Taxes. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") effective April 1, 2007. As a result of the implementation of FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions and has recognized no material adjustment in the liability for unrecognized income tax benefits as of June 30, 2007.

For the quarters ended June 30, 2007 and July 1, 2006 our income tax provision was $0.5 million and $0.6 million, respectively, which primarily reflects amortization of a deferred charge and provisions for taxes in certain profitable foreign jurisdiction. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of June 30, 2007, we had no debt or bank borrowings outstanding. We had no standby letters of credit as of June 30, 2007 and July 1, 2006, respectively. At June 30, 2007, we had cash and cash equivalents of $19.8 million, compared to $26.1 million at July 1, 2006.

Cash Flows From Operating Activities. During the quarter ended June 30, 2007, cash used by operating activities was $2.8 million reflecting our net loss of $3.0 million, offset by non-cash charges totaling $1.6 million which include depreciation of $0.8 million, amortization of intangible assets of $0.2 million, stock-based compensation expense of $0.4 million and loss on disposition of operating assets of $0.2 million related to our engineering consolidation activities. Cash from operating activities was negatively impacted by an increase in accounts receivable of $1.1 million and decreases in accounts payable of $0.2 million, accrued compensation and benefits of $0.4 million and other accrued liabilities of $0.4 million, primarily driven by a reduction in distributor inventories. This was partially offset by a decrease in inventory of $0.3 million and a decrease in prepaid expenses of $0.8 million. Although sales levels were lower, accounts receivable increased reflecting the non-linearity of shipments during the quarter ended June 30, 2007.

During the quarter ended July 1, 2006, cash used by operating activities was $0.3 million reflecting our net loss of $1.5 million, offset by non-cash charges totaling $1.4 million which include depreciation of $0.7 million, amortization of intangible assets of $0.4 million and stock- based compensation expense of $0.3 million. Cash from operating activities was negatively impacted by increases in inventory of $1.6 million and accrued and other liabilities of $0.5 million, partially offset by a decrease in accounts receivable of $0.2 million, a decrease in prepaid expenses of $0.6 million, and increases in accrued compensation and benefits of $0.4 million, deferred income on shipments to distributors of $0.6 million and non-current liabilities of $0.1 million.

Cash Flows From Investing Activities. Cash provided by investing activities was $2.9 million for the quarter ended June 30, 2007 reflecting the sale of the MOD II assets held for sale at a net sales price of $3.1 million. Cash used for investing activities in both of the quarters ended June 30, 2007 and July 1, 2006 reflects capital expenditures for building and infrastructure improvements, software and equipment of $0.3 million and $0.6 million, respectively.

Cash Flows From Financing Activities. During the quarter ended June 30, 2007, $0.3 million was provided by proceeds from issuance of common stock under employee purchase plans. No cash was used or provided from financing activities for the quarter ended July 1, 2006.

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

Our EBITDA, reconciled to cash used in operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):
	Three Months Ended
	June 30,	July 1,
	2007	2006
Reconciliation of net loss to EBITDA:
Net loss	$(3.0)	$(1.5)
Depreciation and amortization	1.0	1.1
Interest income	(0.2)	(0.3)
Provision for income taxes	0.5	0.6
EBITDA	$(1.7)	$(0.1)

Reconciliation of EBITDA to net cash used in
operating activities:
EBITDA	$(1.7)	$(0.1)
Provision for income taxes	(0.5)	(0.6)
Interest income	0.2	0.3
Stock-based compensation	0.4	0.3
Loss on disposition of operating assets	(0.2)	-
Changes in operating assets and liabilities	(1.0)	(0.2)
Net cash used in operating activities	$(2.8)	$(0.3)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non- current asset and liability amounts. For the quarter ended June 30, 2007, the changes in operating assets and liabilities primarily reflect an increase in accounts receivable, a decrease in accrued compensation and employee benefits and decreases in accrued and other current liabilities and deferred income on shipments to distributors, offset by reductions in our overall inventory position and prepaid expenses and other current and non-current assets.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2008 through fiscal 2011. These facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the table below. These charges are generally less than 10% of base rents.

		Payment due by period
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operation lease obligations	$4.6	$1.3	$2.6	$0.4	$0.3

Purchase obligations	5.3	5.2	0.1	-	-

Total	$9.9	$6.5	$2.7	$0.4	$0.3

During the quarter ended June 30, 2007, we entered into a five-year lease agreement for our new San Jose headquarters. Total lease commitments over the lease term are $2.8 million and are as follows: fiscal 2008, $0.3 million; fiscal 2009, $0.5 million; fiscal 2010, $0.5 million; fiscal 2011, $0.6 million; fiscal 2012, $0.6 million, and fiscal 2013, $0.3 million. We have 2 three-year options to extend the lease beyond the initial lease term.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at June 30, 2007. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 30, 2007, no such amounts have been accrued.

Off Balance Sheet Arrangements

As of June 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

Seasonality

Sales typically increase in the quarter ending June 30th and peak in the quarter ending September 30th driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our revenues are generally lower in the quarters ending March 31st and December 31st compared to the rest of the year. We believe and have experienced that this historical seasonal trend could be and has been impacted by general economic conditions and reduction in sales of our legacy products. General world-wide economic, political and regional instabilities may impact our results of operations in any given period. Introductions of our embedded flash microcontrollers, universal remote control solutions and our 32-bit ARM based family of products may positively or negatively impact this seasonality trend in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of June 30, 2007, our cash and cash equivalents of $19.8 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate for the quarter ended June 30, 2007 was approximately 5.0%.

Foreign Currency Exchange Risk. We transact business in various foreign countries of which a vast majority of our consolidated net sales and purchases are denominated in U.S. dollars. Currently, we do not employ a foreign currency hedging program to mitigate our foreign currency exchange risk as we believe the risks to date have not been significant. We maintain local currency bank accounts in our international offices to facilitate payment of local operating costs.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and/or cash flows.

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

Item 1A. Risk Factors

Risk Factors.

In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K, have not materially changed other than as set forth below. The risk factors described in our Form 10-K, and those described below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 (the "Act") has previously required us to make changes to some of our corporate governance practices. For the fiscal year ended March 31, 2007, the Company was a non-accelerated filer for the purposes of compliance with Sarbanes-Oxley Section 404. The measurement criteria for determining filing status was based on the Company's market capitalization as of September 30, 2006, at which time, the Company's market capitalization was below the defined threshold for accelerated filers. As such, the Company was not required to comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ended March 31, 2007. The Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm assessing the effectiveness of our internal controls over financial reporting. The Commission recently adopted rules extending the initial compliance with Section 404 for non-accelerated filers from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after December 15, 2007. The Commission also adopted rules extending the date in which non-accelerated filers must provide an auditor's attestation report on internal controls over financial reporting until fiscal years ending on or after December 15, 2008. Thus, under these newly adopted rules, beginning with our fiscal year 2009, we will be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses. This attestation could be required earlier if on September 30, 2007, the Company's market capitalization exceeds $75 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.
4.1 (d)	Form of Restricted Stock Purchase Agreement.
4.2 (d)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.
4.3	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement. PDF
4.4(e)	Form of Non-Qualified Option Grant Agreement, Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).
4.5(e)	Form of Non-Qualified Option Grant Agreement, Date of Hire (pursuant to the 2004 Omnibus Stock Incentive Plan).
4.6(e)	Form of Non-Qualified Option Grant Agreement, Fully Vested Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2007. PDF
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2007. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2007.     PDF

_____________

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(c)	Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on November 17, 2005.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 2002.
(e)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 10, 2004.

ZiLOG, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZiLOG, Inc. (Registrant)

/s/ Perry Grace Perry Grace Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

/s/ Darin Billerbeck Darin Billerbeck President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: August 14, 2007