Form 10-Q
period 2007-12-29
ZILOG INC
filed 2008-02-12
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 11, 2008
Common Stock, $0.01 par value per share	16,887,506 shares

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

Based in San Jose, California, we established our business in 1973, later to be incorporated in California in October 1981 and reincorporated in Delaware in April 1997. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization, completed in May 2002, under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. EZ80ACCLAIM!, CRIMZON, Zatara, ZiLOG, Z8, Z80, eZ80, Z8 ENCORE!, Encore!XP and Zneo are registered trademarks of ZiLOG, Inc., in the United States and in other countries. ARM is a registered trademark of ARM Limited in the EU and other countries. Other product and or service names mentioned herein may be trademarks of the companies with which they are associated.

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 29, 20007
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net sales	$17.0	$20.7	$50.5	$62.9
Cost of sales	9.0	11.0	27.4	32.9
Gross profit	8.0	9.7	23.1	30.0
Gross margin	47%	47%	46%	48%

Operating expenses:
Research and development	4.1	5.2	12.5	15.4
Selling, general and administrative	4.9	5.3	15.0	17.1
Special charges and credits	0.6	0.1	1.5	1.1
Amortization of intangible assets	0.3	0.3	0.7	1.0
Total operating expenses	9.9	10.9	29.7	34.6
Operating loss	(1.9)	(1.2)	(6.6)	(4.6)

Other income (expense):
Other expense	(0.1)	(0.1)	(0.2)	(0.1)
Interest income	0.2	0.3	0.7	0.9
Loss before provison for income taxes	(1.8)	(1.0)	(6.1)	(3.8)
Provision for income taxes	0.6	0.6	1.2	1.6
Net loss	$(2.4)	$(1.6)	$(7.3)	$(5.4)

Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.43)	$(0.33)

Weighted-average shares used in computing basic
and diluted net loss per share	16.9	16.7	16.9	16.6

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	Dec. 29,	Mar. 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$19.4
Accounts receivable, net	8.4	8.0
Inventories, net	9.4	8.5
Assets held for sale	-	3.2
Deferred tax assets	0.4	0.4
Prepaid expenses and other current assets	2.0	1.8
Total current assets	38.3	41.3

Property, plant and equipment, net	5.0	6.5
Goodwill	2.2	2.2
Intangible assets, net	2.7	3.5
Other assets	0.8	2.3
Total assets	$49.0	$55.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7.9	$6.1
Income taxes payable	0.5	0.6
Accrued compensation and employee benefits	2.6	2.8
Other accrued liabilities	2.1	2.9
Deferred income on shipments to distributors	6.1	7.1
Total current liabilities	19.2	19.5

Deferred tax liabilities	0.4	0.4
Other non-current tax liabilities	1.1	1.2
Total liabilities	20.7	21.1

Stockholders' equity:
Common stock	0.2	0.2
Additional paid-in capital	125.9	124.5
Treasury stock	(7.5)	(7.2)
Other comprehensive income	(0.1)	-
Accumulated deficit	(90.2)	(82.8)
Total stockholders' equity	28.3	34.7
Total liabilities and stockholders' equity	$49.0	$55.8

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(7.3)	$(5.4)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of fresh-start intangible assets	0.7	1.0
Depreciation and amortization	2.2	2.3
Loss on disposition of operating assets	0.2	-
Stock-based compensation	0.9	1.1
Changes in operating assets and liabilities:
Accounts receivable, net	(0.4)	0.7
Inventories, net	(0.9)	(1.9)
Prepaid expenses and other current and non-current assets	1.4	1.4
Accounts payable	1.8	(0.9)
Accrued compensation and employee benefits	(0.2)	0.3
Deferred income on shipments to distributors	(1.0)	0.8
Accrued and other current liabilites	(0.8)	(0.4)
Non-current liabilities	(0.2)	0.2
Net cash used in operating activities	(3.6)	(0.8)

Cash Flows from Investing Activities:
Disposal of assets held for sale - MOD II property	3.2	(1.3)
Due to Mod III Preferred Series A shareholders	-	(2.6)
Capital expenditures	(1.0)	(1.7)
Net cash provided by (used in) investing activities	2.2	(5.6)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock under
employee stock and option plans	0.4	0.4
Repurchase of common stock	(0.3)	-
Net cash provided by financing activities	0.1	0.4

Net decrease in cash and cash equivalents	(1.3)	(6.0)
Cash and cash equivalents at beginning of period	19.4	27.0
Cash and cash equivalents at end of period	$18.1	$21.0

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Deferred Stock-based	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Compensation	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2006	16.6	$0.2	$(0.6)	$123.2	$(7.2)	$-	$(73.8)	$41.8
Adoption of SFAS 123R	-	-	0.6	(0.6)	-	-	-	-
Issuance of common stock under employee stock								-
purchase plan	0.1	-	-	0.2	-	-	-	0.2
Issuance of common stock under stock option plans	0.1			0.2				0.2
Stock-based compensation expense	-	-	-	1.1	-	-	-	1.1
Restricted shares issued	0.1							-
Cancellation of restricted shares	(0.1)	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(5.4)	(5.4)
Balance at December 30, 2006	16.8	$0.2	$-	$124.1	$(7.2)	$-	$(79.2)	$37.9

Balance at March 31, 2007	16.8	$0.2	$0.0	$124.5	$(7.2)	$-	$(82.8)	$34.7
Issuance of common stock under stock option plans	0.1	-	-	0.3	-	-	-	0.3
Issuance of common stock under employee stock
purchase plan	0.1	-	-	0.2	-	-	-	0.2
Stock-based compensation expense	-	-	-	0.9	-	-	-	0.9
Net over funded status of Philippine employees defined benefit retirement plan - adoption of FAS 158 (see Note 10)	-	-	-	-	-	(0.1)	-	(0.1)
Repurchase of common stock	(0.1)	-	-	-	(0.3)	-	-	(0.3)
Cumulative effect of accounting change - adoption of FIN 48 (see Note 8)	-	-	-	-	-	-	(0.1)	(0.1)
Net loss and comprehensive loss	-	-	-	-	-	-	(7.3)	(7.3)
Balance at December 29, 2007	16.9	$0.2	$-	$125.9	$(7.5)	$(0.1)	$(90.2)	$28.3

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in its Annual Report for the 2007 fiscal year ended March 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on June 25, 2007. The Company's significant accounting policies remain unchanged from those disclosed on Form 10-K for the fiscal year ended march 31, 2007.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. The Company establishes excess and obsolete inventory reserves when required, to record inventory at its estimated net realizable value. It is possible that estimates of net realizable value may decline in the short-term. Inventories, net of reserves, consist of the following (in millions):

	Dec. 29,	Mar. 31,
	2007	2007
Raw materials	$0.7	$0.6
Work-in-progress	6.2	5.9
Finished goods	2.5	2.0
Net inventory	$9.4	$8.5

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Special Charges and Credits:

Severance, termination and other costs	$0.6	$-	$2.0	$0.7
MOD II sustaining, maintenance and selling costs	-	0.1	0.2	0.4
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	(0.7)	-

Total special charges and credits, net	$0.6	$0.1	$1.5	$1.1

As part of the Company's ongoing efforts to reduce costs and streamline activities, in March 2007, a plan of action was initiated to consolidate certain research and development activities and transfer certain of these activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities. The China and Washington sites were closed effective September 29, 2007. Additionally, in October 2007, the Company announced that it would transfer its production test operations currently performed in its Philippines facility to third party suppliers. An estimated 157 employees will be terminated upon completion of the various phases of the outsourcing initiative which is estimated to be completed by September 30, 2008. Total estimated costs to be incurred of $1.1 million include severance and other related benefit costs and costs associated with the transition and set-up of the outsourced third party manufacturers. These costs will be recorded as special charges as these activities are transferred and actions are completed.

During the three and nine months ended December 29, 2007, the Company incurred $0.6 million and $2.0 million, respectively, for severance, lease termination costs and other costs related to its site consolidation efforts and test outsourcing activities. During the nine months ended December 29, 2007, the Company incurred period expenses of $0.2 million related to maintenance costs and subsequent costs associated with the sale of its MOD II wafer manufacturing facility in Nampa, Idaho. Additionally in May 2007, the Company received a refund of $0.7 million from its Philippines defined benefit plan related to its prior over funded status which was recorded as a credit to special charges and credits.

The Company incurred period expenses to sustain the remaining assets of MOD II in a saleable condition which was classified as an asset held for sale on the Company's consolidated balance sheets since its closure in July 2004 until it was sold in May 2007 for a net sales price of $3.1 million.

Special charges of $0.7 million for the three and nine months ended December 30, 2006 include severance and other costs associated with the resignation of the Company's former Chief Executive Officer on August 30, 2006.

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (in millions):

		MOD II		Total
	Severance,	Sustaining,		Accrued
	Termination	Maintenance	Reimbursement	Special
	and Other	and Selling	of Retirement	Charges
	Costs	Costs	Benefits	and Credits
Balance at March 31, 2007	$1.2	$-	$-	$1.2
Accruals	1.0	0.2	(0.7)	0.5
Cash payments	(2.0)	(0.2)	0.7	(1.5)
Balance at December 29, 2007	$0.2	$-	$-	$0.2

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment and the Company engages primarily in the design, development, manufacturing, marketing and sales of semiconductor products. The Company sells its products to distributors, original equipment manufacturers ("OEM") and other direct customers including contract manufacturers in a broad range of market segments. The Company performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a worldwide global support facility in the Philippines and sales and support and design centers in certain foreign countries. Domestic operations are responsible for the design and development of its products, as well as marketing and sales. Domestic activities also include certain production planning, quality, reliability and certain shipping and logistic activities to meet worldwide customer commitments. The Philippine test facility is reimbursed in relation to value added services with respect to test operations and other functions performed. Certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

Sales by Product Category. The following table represents the Company's net sales by product category for each of the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net sales by product category:

Embedded flash microcontrollers	$3.5	$3.6	$11.0	$9.8
Remote control solutions	5.6	5.9	14.9	17.6
8-bit microcontrollers	9.1	9.5	25.9	27.4
32-bit ARM products	0.6	-	1.1	-
Total new products	9.7	9.5	27.0	27.4
8-bit classic products	7.3	11.2	23.5	35.5
Total net sales	$17.0	$20.7	$50.5	$62.9

The following table summarizes the Company's net sales by region and by channel (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net sales by region:
Americas	$5.7	$9.2	$17.3	$25.3
Asia (including Japan)	9.0	9.5	26.4	29.7
Europe	2.3	2.0	6.8	7.9
Total net sales	$17.0	$20.7	$50.5	$62.9

Net sales by channel:
OEM/direct	$7.6	$10.1	$21.2	$27.3
Distribution	9.4	10.6	29.3	35.6
Total net sales	$17.0	$20.7	$50.5	$62.9

Major customers: For the three months ended December 29, 2007, one distributor and two customers each individually accounted for greater than 10% of the Company's total net sales. The distributor and two customers accounted for approximately 24%, 12% and 11% of net sales, respectively. For the nine months ended December 29, 2007, one distributor and one customer accounted for greater than 10% of the Company's total nets sales. The distributor and customer accounted for approximately 25% and 10% of the Company's total net sales, respectively

NOTE 6. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes incentive and non-statutory stock options, and restricted shares. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and vesting monthly thereafter over four years and expire ten years from the grant date. On September 6, 2007, the Company's shareholders approved an additional 1,500,000 shares to be available for issuance under this plan. As of December 29, 2007, the Company had 2,153,071 shares available for grant. Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of December 29, 2007, the Company had approximately 980,100 shares of common stock reserved for future issuance under its ESPP plan.

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Standard No.123(R), "Share-Based Payment" ("SFAS 123R"), which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

During the quarter ended December 29, 2007, the Company recorded a credit of $0.2 million in stock compensation expense reflecting the cancellation of certain previously expensed stock options. The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and rights granted under its ESPP included in the Company's unaudited condensed consolidated statements of operations (in millions):

	Three Months		Nine Months
	Ended		Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Cost of sales	$-	$-	$0.1	$-
Research and devlopment	0.1	0.1	0.2	0.3
Selling, general and administrative, net of $0.2 million
credit in the quarter ended December 29, 2007	-	0.3	0.6	0.8
Stock based compensation included in operating loss	0.1	0.4	0.9	1.1
Total stock-based compensation expense after income taxes	$0.1	$0.4	$0.9	$1.1

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Expected life (in years)	5.2	5.2	5.2	5.2
Interest rate	3.6%	4.7%	4.3%	4.7%
Volatility	44.7%	46.7%	44.6%	47.0%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$3.12	$4.02	$3.49	$3.65

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Expected life (in years)	0.9	0.5	0.9	0.5
Interest rate	3.5%	4.9%	4.2%	4.7%
Volatility	38.7%	51.1%	36.7%	54.9%
Dividend yield	-		-	-
Weighted-average fair value at grant date	$2.91	$2.58	$3.23	$2.49

The computation of expected volatility for the three and nine months ended December 29, 2007 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

 Stock option activity for the nine months ended December 29, 2007, is as follows (dollars in millions, except weighted average exercise price).

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2007	1,786,057	$5.55	7.99	$0.8
Grants	740,673	3.49	-	-
Exercises	(100,073)	3.08	-	-
Forfeitures or expirations	(341,263)	5.82	-	-
Outstanding at December 29, 2007	2,085,394	$4.89	8.16	$0.3

Outstanding Vested and Expected to Vest
at December 29, 2007	1,747,842	$5.09	7.97	$0.2

Exercisable at December 29, 2007	522,559	$7.45	6.10	$0.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 29, 2007. This amount will change based on fluctuations of the fair market value of the Company's stock. The total fair value of options vested was $0.2 million at December 29, 2007.

There were 31,354 and 100,073 stock option exercises during the three and nine months ended December 29, 2007, respectively, and there were 115,209 and 115,709 stock option exercises during the three and nine months ended December 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended December 29, 2007 and December 30, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 29, 2007, $2.1 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 3.0 years. The total unrecognized compensation cost related to restricted shares granted as of December 29, 2007 is $0.3 million to be recognized over a weighted-average remaining period of 1.2 years.

Common stock repurchase. On September 6, 2007, the Company's Board of Directors approved the non-cash repurchase of 73,151 shares of its common stock that were pledged to secure a loan to its Chief Financial Officer, Perry Grace, at the then fair market value of $3.85 per share. The shares were used to settle an outstanding loan in the amount of $274,175, plus accrued and unpaid interest owed to the Company by Mr. Grace. The loan originated in May 2002 prior to the adoption of the Sarbanes-Oxley Act and had become due for repayment to the Company in accordance with the terms outlined in the original loan agreement.

NOTE 7. CONTINGENCIES

On August 11, 2005, Microchip Technology Inc. ("Microchip") filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006 the Company filed a request for patent re-examination with the United States Patent Trademark Office ("U.S. PTO") which was granted for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations. The U.S. PTO issued a final office action in the patent reexamination for the first two patents on December 4, 2007 rejecting all of Microchip's claims under both patents. Microchip responded to the final office actions on January 3, 2008 and both parties are awaiting further action by the U.S. PTO. The U.S. PTO issued an action for the third patent on November 23, 2007, closing prosecution and rejecting all of Microchip's claims under that patent. Microchip and ZiLOG responded to the U.S. PTO action in December 2007 and January 2008, respectively, and both parties are awaiting further action by the U.S. PTO.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 29, 2007. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 29, 2007, no such amounts are accrued.

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

NOTE 8. INCOME TAXES

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 ("FIN48"), effective April 1, 2007. In connection with the adoption of FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment in the nine months ended December 29, 2007 related to the adoption of FIN 48 resulting in a decrease in the liability for unrecognized tax benefits of $0.1 million and a corresponding decrease in accumulated deficit. As of December 29, 2007, the total amount of unrecognized tax benefits was approximately $3.3 million, of which $2.2 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $1.1 million, which if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2007, the Company had $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

During the three and nine months ended December 29, 2007, the Company's income tax provision was $0.6 million and $1.2 million, respectively, which primarily reflects amortization of deferred charges, which have been fully amortized as of December 29, 2007, a tax benefit of $0.4 million related to the release of estimated tax liabilities on which the statute of limitations expired, and provisions for taxes in certain profitable foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where its foreign subsidiaries operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

NOTE 9. SHARES OUTSTANDING

At December 29, 2007 and December 30, 2006, there were 16,903,267 and 16,790,809 common shares issued and outstanding, respectively. No options were included in the computation of weighted-average shares as they were anti-dilutive. The following table represents the in-the-money options that were excluded due to the Company's net loss position:

	Nine Months Ended				Nine Months Ended
	Dec. 29, 2007				Dec. 30, 2006
		Weighted				Weighted
	Average	Average			Average	Average
	Market	Exercise		Options	Market	Exercise		Options
	Price	Price		Outstanding	Price	Price		Outstanding

Options Excluded	$4.21	$3.30	(a)	1,013,646	$3.59	$2.82	(b)	386,615

(a) price range of $2.16 - $4.19
(b) price range of $2.16 - $3.54

NOTE 10. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were each less than $0.1 million for the nine months ended December 29, 2007 and December 30, 2006, respectively. There were no discretionary contributions made for the nine months ended December 29, 2007 and December 30, 2006, respectively.

Philippines defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. As of March 31, 2007, the pension plan was over-funded by approximately $0.8 million. The over-funded position generally reflects a decline in the number of employees who are eligible for entitlements under the plan, coupled with increased returns on the plan assets that are greater than the increase in the employees' entitlement liabilities. In April 2007, the Company requested, and was granted, certain contribution refunds from the pension plan administrator and in May 2007, the Company received $0.7 million. The refund was recorded as a credit to special charges during the nine months ended December 29, 2007.

Impact of adopting SFAS 158 effective April 1, 2007: The Company has adopted the provisions of SFAS 158 effective April 1, 2007 for the fiscal year ending March 31, 2008. The Company recorded a net asset of $0.1 million, classified as other assets on the accompanying condensed consolidated balance sheets, and a corresponding decrease to other comprehensive income, to represent the over funded status of the Philippines defined benefit plan as of December 29, 2007. There was no impact on the U.S. 401(k) retirement plan as a result of adopting SFAS 158.

NOTE 11. MOD II Asset Sale

In 2004, during its transition to a fabless manufacturing model, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of its MOD II 5" wafer fabrication facility in Nampa, Idaho, to STMicroelectronics for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with these sales. The remaining assets of MOD II, primarily consisting of land and buildings, were classified as assets held for sale on the Company's condensed consolidated balance sheets at March 31, 2007. The carrying value of these assets was estimated and recorded at $3.2 million. In April 2007, the Company sold its MOD II facility and received net proceeds of $3.1 million for the assets and recorded the sale in the nine months ended December 29, 2007.

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

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the three-month and nine-month periods ended December 29, 2007 and December 30, 2006. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2007 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited, in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net sales by region:
Americas	$5.7	$9.2	$17.3	$25.3
Asia (including Japan)	9.0	9.5	26.4	29.7
Europe	2.3	2.0	6.8	7.9
Total net sales	$17.0	$20.7	$50.5	$62.9

Net sales by channel:
OEM/direct	$7.6	$10.1	$21.2	$27.3
Distribution	9.4	10.6	29.3	35.6
Total net sales	$17.0	$20.7	$50.5	$62.9

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net sales by product category:

Embedded flash microcontrollers	$3.5	$3.6	$11.0	$9.8
Remote control solutions	5.6	5.9	14.9	17.6
8-bit microcontrollers	9.1	9.5	25.9	27.4
32-bit ARM products	0.6	-	1.1	-
Total new products	9.7	9.5	27.0	27.4
8-bit classic products	7.3	11.2	23.5	35.5
Total net sales	$17.0	$20.7	$50.5	$62.9

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Days sales outstanding	45	38
Net sales to inventory ratio (annualized)	7.3	8.7
Weeks of inventory at distributors	12	13
Current ratio	2.0	2.1

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At December 29, 2007, our DSO was 45 days as compared to 38 days at December 30, 2006. This increase in DSO is largely due to a decrease in our revenues, as well as less linearity of our shipments in the quarter ended December 29, 2007 versus the comparable quarter a year ago, thus allowing a lower portion of customer receivables to be collected during the quarter in which they were sold.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased to 7.3 from 8.7 in the quarter ended December 29, 2007 compared to the quarter ended December 30, 2006 reflecting higher inventory levels to support new product program ramps for customers.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we maintain 10 to 13 weeks of inventories at our distributors. Both actual inventory levels and the weeks of inventory at distributors decreased in the quarter reflecting both a shorter lead time for delivery on certain products as well as lower inventory levels held by our distributors.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of December 29, 2007 was 2.0, a decrease from 2.1 as of December 30, 2006. This decrease is primarily due to a decrease in cash which was used for working capital needs offset by a decline in deferred income on shipments to our distributors as their inventory levels decreased.

Three Months Ended December 29, 2007 compared to Three Months Ended December 30, 2006

Net Sales. Net sales were $17.0 million for the quarter ended December 29, 2007, a decrease of 18% as compared to net sales of $20.7 million for the quarter ended December 30, 2006.

Net sales of our 8-bit microcontroller products decreased by 4% to $9.1 million for the quarter ended December 29, 2007 compared to $9.5 million for the quarter ended December 30, 2006. This decrease was primarily driven by a decrease in sales of our remote control solutions resulting from an inventory correction at one of our key customers. Embedded flash sales decreased by 3% to $3.5 million for the quarter ended December 29, 2007 from $3.6million for the quarter ended December 30, 2006 reflecting a reduction in sales to the consumer market.

Our 32-bit ARM product sales were $0.6 million for the quarter ended December 29, 2007 as sales increased for our new secured transactions microprocessors for the point-of-sale market. Total new product sales comprised of our embedded flash, 32-bit ARM and universal remote control solutions increased by 2% to $9.7 million for the quarter ended December 29, 2007 compared to $9.5 million for the quarter ended December 30, 2006.

Our 8-bit classic product sales, consisting of our traditional Z8, Z80 and SCC products decreased by $3.9 million or 35% to $7.3 million for the quarter ended December 29, 2007, from $11.2 million for the quarter ended December 30, 2006, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications. Compared to year ago levels, we have experienced a reduction in sales of certain security applications reflecting what we believe is the impact of a slow down in the U.S. economy as it relates to the housing market and lower overall housing starts.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was consistent at 47% for the quarters ended December 29, 2007 and December 30, 2006.

Research and Development Expenses. Research and development expenses decreased by 21% to $4.1 million for the quarter ended December 29, 2007 from $5.2 million for the quarter ended December 30, 2006. Research and development spending for the quarter ended December 29, 2007 was lower due to savings resulting from our engineering site consolidation efforts initiated in June 2007. Although our costs have decreased, we continue to expand our 8-bit embedded flash designs and invest in new products supporting our universal remote control solutions and our 32-bit Zatara ARM based microprocessor family of products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.9 million for the quarter ended December 29, 2007 down from $5.3 million for the quarter ended December 30, 2006. Both sales and marketing and general and administrative costs decreased. We continue to streamline our global support activities thereby reducing our general support costs. Additionally, selling, general and administrative expense in the current quarter includes a credit of $0.2 million for the reversal of stock compensation expense related to the cancellation of previously expensed stock options.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Special Charges and Credits:

Severance, termination and other costs	$0.6	$-	$2.0	$0.7
MOD II sustaining, maintenance and selling costs	-	0.1	0.2	0.4
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	(0.7)	-

Total special charges and credits, net	$0.6	$0.1	$1.5	$1.1

During the quarter ended December 29, 2007, special charges totaled $0.6 million representing severance, termination and other costs associated with the consolidation of our engineering sites and test operations outsource initiatives. During the quarter ended December 30, 2006 special charges totaled $0.1 million and represented MOD II sustaining and maintenance costs.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

We performed our annual impairment test of goodwill and intangible assets during the quarter ended March 31, 2007. As of December 29, 2007, there was no indication of impairment of our intangible assets' carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the unaudited condensed consolidated balance sheet are as follows (in millions):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$17.0	$9.2	$26.2
Accumulated amortization	16.9	6.6	23.5
Net carrying value at December 29, 2007	$0.1	$2.6	$2.7

The anticipated remaining amortization schedule for these assets is as follows (in millions):

	Current	Brand
Year	Technology	Name	Total
2008	$-	$0.2	$0.2
2009	0.1	0.7	0.8
2010	-	0.7	0.7
2011	-	0.6	0.6
2012	-	0.4	0.4
Total	$0.1	$2.6	$2.7

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the quarter ended December 29, 2007, was $0.2 million as compared to $0.3 million for the quarter ended December 30, 2006. The lower interest income in the quarter ended December 29, 2007 is due to lower average invested cash balances, partially offset by higher interest rates.

Income Taxes. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 ("FIN48"), effective April 1, 2007. As a result of the implementation of FIN 48, we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions and have recognized no material adjustment in the liability for unrecognized income tax benefits as of December 29, 2007.

For the quarter ended December 29, 2007, our income tax provision reflects the amortization of deferred charges which has been fully amortized as of December 29, 2007, as well as provisions for taxes in certain profitable foreign jurisdictions. For the quarter ended December 30, 2006, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We anticipate operating at a loss for U.S. tax purposes for the fiscal year ending March 31, 2008 however, we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable. Deferred tax assets have been recorded net of valuation allowances. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, we have concluded that a valuation allowance is necessary and have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Nine Months Ended December 29, 2007 compared to Nine Months Ended December 30, 2006

Net Sales. Net sales were $50.5 million for the nine months ended December 29, 2007, as compared to net sales of $62.9 million for the nine months ended December 30, 2006.

Net sales of our 8-bit microcontroller products decreased 5% to $25.9 million for the nine months ended December 29, 2007 compared to $27.4 million for the nine months ended December 30, 2006. This decrease was primarily driven by a decrease in sales of our remote control solutions reflecting an inventory correction at one of our key customers. Embedded flash sales increased by 12% to $11.0 million for the nine months ended December 29, 2007 as compared to $9.8 million for the nine months ended December 30, 2006, reflecting higher product sales of our Encore and Encore XP products primarily for the consumer market.

Our 32-bit ARM product sales totaled $1.1 million for the nine months ended December 29, 2007 as sales increased for our new secured transactions microprocessors for the point of sale market. Total new product sales comprised of our embedded flash, 32-bit ARM and universal remote control solutions were $27.0 million for the nine months ended December 29, 2007 compared to $27.4 million for the nine months ended December 30, 2006. The slight decrease is driven by a reduction in our remote control solution sales as previously mentioned, partially offset by increases in our 32-bit ARM and embedded flash microcontroller sales.

Our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products, totaled $23.5 million for the nine months ended December 29, 2007 as compared to $35.5 million for the nine months ended December 30, 2006, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into broad based general purpose market including consumer and industrial market applications. Compared to year ago levels, we have experienced a reduction in sales of certain security applications reflecting what we believe is the impact of a slow down in the U.S. economy as it relates to the housing market and lower overall housing starts.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was 46% of net sales for the nine months ended December 29, 2007, compared to gross margin of 48% for the nine months ended December 30, 2006. During the nine months ended December 29, 2007, our gross margin decrease was primarily the result of a lower mix of our higher margin 8-bit classic products and associated manufacturing variances from lower volumes primarily in the first three months of the fiscal year. This was partially offset by improved operating efficiencies and yields as well as reductions in wafer costs for certain of our embedded flash products and the increased volumes of our 32-bit ARM product sales.

Research and Development Expenses. Research and development expenses were $12.5 million and $15.4 million for the nine months ended December 29, 2007 and December 30, 2006, respectively. Research and development spending for the nine months ended December 29, 2007 is lower compared to the nine months ended December 30, 2006 due to savings from our engineering site consolidation efforts and completion of certain new product development activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $15.0 million for the nine months ended December 29, 2007 down from $17.1 million for the nine months ended December 30, 2006. Both sales and marketing and general and administrative costs decreased. We continue to streamline our global support activities thereby reducing our general support costs. Selling, general and administrative expense for the nine months ended December 29, 2007 also includes a credit of $0.2 million for the reversal of stock compensation expense related to the cancellation of certain previously expensed stock options.

Special Charges and Credits. Special charges and credits totaled $1.5 million for the nine months ended December 29, 2007 representing $2.0 million for severance, termination and other costs related to our engineering site consolidation efforts and test operations outsourcing activities and $0.2 million for MOD II maintenance and selling costs offset by the $0.7 million refund received from our Philippines defined benefit plan. During the nine months ended December 30, 2006, special charges totaled $1.1 million and included severance and other costs of

$0.7 million associated with the resignation of our former CEO and $0.4 million for costs to maintain and sell our MOD II facility.

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the nine months ended December 29, 2007 was $0.7 million as compared to $0.9 million for the nine months ended December 30, 2006. The lower interest income is the result of a lower cash balance invested in short term investments yielding similar interest rates. There was no interest expense or other income in each of the nine months ended December 29, 2007 and December 30, 2006, respectively.

Income Taxes. For the nine months ended December 29, 2007 and December 30, 2006, our income tax provisions were $1.2 million and $1.6 million, respectively. For the nine months ended December 29, 2007, our income tax provision reflects the amortization of deferred charges, which have been fully amortized as of December 29, 2007, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statute of limitation expired during the quarter ended September 29, 2007. For the nine months ended December 30, 2006, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of December 29, 2007, we had no debt or bank borrowings outstanding. We had $0.3 million in standby letters of credit as of December 29, 2007 related to the lease for our new corporate headquarters facility in San Jose, California and no standby letters of credit as of December 30, 2006. At December 29, 2007, we had cash and cash equivalents of $18.1 million, compared to $19.4 million as of March 31, 2007. We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the nine months ended December 29, 2007, net cash used in operating activities was $3.6 million compared to $0.8 million net cash used in operating activities during the nine months ended December 30, 2006. The $2.8 million increase in net cash used primarily reflects the higher net loss of $1.9 million resulting from lower sales levels, less cash provided by accounts receivable collections of $1.1 million and lower deferred income on shipments to distributors reflecting lower distributor inventory levels of $1.8 million, partially offset by $1.0 million less cash used for inventory due to higher inventory purchases and less cash used for accounts payable of $2.7 million due to higher accounts payable balances.

Cash Flows From Investing Activities. During the nine months ended December 29, 2007, net cash provided by investing activities was $2.2 million, an increase of $7.8 million from $5.6 million of net cash used in the comparable period in 2006. Cash provided by investing activities in the nine months ended December 29, 2007 includes the sale of our MOD II facility for a gross sales price of $3.2 million offset by the purchase of $1.0 million of capital expenditures for our headquarter relocation, building and infrastructure improvements, software, and certain test equipment purchases. During the nine months ended December 30, 2006, we incurred $1.3 million of costs for the decommissioning of our MOD II facility, paid $2.6 million to the preferred shareholders of Mod III and incurred capital expenditures of $1.7 million for building and infrastructure improvements, software, and equipment purchases.

Cash Flows From Financing Activities. During the nine months ended December 29, 2007 and December 30, 2006, $0.1 million and $0.4 million in net cash was provided by financing activities, respectively. During the nine months ended December 29, 2007, our financing activities include $0.4 million of proceeds from the issuance of common stock under employee stock and option plans and $0.3 million for repurchases of common stock. During the nine months ended December 30, 2006, $0.4 million cash was provided by proceeds from the issuance of common stock under employee stock option and purchase plans.

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

Our EBITDA, reconciled to cash used in operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Reconciliation of net loss to EBITDA:
Net loss	$(2.4)	$(1.6)	$(7.3)	$(5.4)
Depreciation and amortization	1.0	1.1	2.9	3.3
Interest income	(0.2)	(0.3)	(0.7)	(0.9)
Provision for income taxes	0.6	0.6	1.2	1.6
EBITDA	$(1.0)	$(0.2)	$(3.9)	$(1.4)

Reconciliation of EBITDA to net cash
used in operating activities:
EBITDA	$(1.0)	$(0.2)	$(3.9)	$(1.4)
Provision for income taxes	(0.6)	(0.6)	(1.2)	(1.6)
Interest income	0.2	0.3	0.7	0.9
Stock-based compensation	0.1	0.4	0.9	1.1
Loss on disposition of operating assets	-	-	0.2	-
Changes in operating assets and liabilities	(0.6)	(1.8)	(0.3)	0.2
Net cash used in operating activities	$(1.9)	$(1.9)	$(3.6)	$(0.8)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non- current assets and liability amounts. For the three and nine month periods ended December 29, 2007, the changes in operating assets and liabilities primarily reflect the reduction in accounts receivable, the changes in our overall inventory position and the decrease in our accounts payable for inventory, accrued liabilities for restructuring and deferred income on shipments to distributors.

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

Fiscal Year ($000's)
2008 Remaining	$0.4
2009	1.5
2010	1.1
2011	0.2
2012	0.2
Thereafter	0.3
Total lease payments	$3.7

In July 2007, we entered into a five-year lease agreement for our new San Jose headquarters. Total lease commitments over the lease term are $2.8 million and are as follows: fiscal 2008, $0.2 million; fiscal 2009, $0.5 million; fiscal 2010, $0.5 million; fiscal 2011, $0.6 million; fiscal 2012, $0.6 million, and fiscal 2013, $0.3 million. We have 2 three-year options to extend the lease beyond the initial lease term.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 29, 2007. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 29, 2007, no such amounts have been accrued.

Off-Balance Sheet Arrangements

As of December 29, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of December 29, 2007, our cash and cash equivalents of $18.1 million were invested in bank time deposits and money market funds. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have very short maturities. The annualized average fixed interest rate in the three and nine months ended December 29, 2007 was approximately 4.7% and 4.8%, respectively.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 29, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 11, 2005, Microchip Technology Inc. ("Microchip") filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed and currently infringes its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs including attorneys' fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006 the Company filed a request for patent re-examination with the United States Patent Trademark Office ("U.S. PTO") which was granted for all 3 patents. On March 13 2006, the Company was informed that its motion to stay with the Federal court of Arizona was granted until such time as Microchip is informed of the outcome of the re-examinations. The U.S. PTO issued a final office action in the patent reexamination for the first two patents on December 4, 2007 rejecting all claims for both patents. Microchip responded to the final office actions on January 3, 2008 and both parties are awaiting further action by the U.S. PTO.  The U.S. PTO issued an action for the third patent on November 23, 2007, closing prosecution and rejecting all claims.  Microchip and ZiLOG responded to the U.S. PTO action in December 2007 and January 2008, respectively, and both parties are awaiting further action by the U.S. PTO

The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes is has meritorious defenses and will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and/or cash flows.

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

The Sarbanes-Oxley Act of 2002 (the "Act") has previously required us to make changes to some of our corporate governance practices. For the fiscal year ended March 31, 2007, we were a non-accelerated filer for the purposes of compliance with Sarbanes-Oxley Section 404. The measurement criteria for determining filing status, was based on our market capitalization as of September 30, 2006, at which time, our market capitalization was below the defined threshold for accelerated filers. As such, we were not required to comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ended March 31, 2007. The Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm assessing the effectiveness of our internal controls over financial reporting. The Commission adopted rules extending the initial compliance with Section 404 for non-accelerated filers from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after December 15, 2007. The Commission also adopted rules extending the date in which non-accelerated filers must provide an auditor's attestation report on internal controls over financial reporting until fiscal years ending on or after December 15, 2009. Thus, under these newly adopted rules, beginning with our fiscal year 2010, we will be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.
3.1 (b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (c)	Amended and Restated Bylaws of ZiLOG, Inc.
10.1 (d)	Change in Control Agreement with Perry J. Grace.
10.2 (d)	Change in Control Agreement with Norman G. Sheridan.
10.2 (e)	Change in Control Agreement with Darin G. Billerbeck.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 12, 2008. PDF
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 12, 2008. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 12, 2008.     PDF

_____________

(a)	Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 2002.
(b)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(c)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2007.
(d)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 16, 2007.
(e)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 21, 2007.

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

Date: February 12, 2008