Form 10-K
period 2008-03-31
ZILOG INC
filed 2008-06-30
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008
Commission File Number : 001-13748

ZiLOG, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	13-3092996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
6800 Santa Teresa Boulevard, San Jose, CA	95119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 513-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 per share par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

At May 31, 2008, 16,925,960 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2008 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Based in San Jose, California, we were incorporated in California in September 1973 and merged with a subsidiary of Exxon (which subsidiary changed its name to ZiLOG, Inc.) in November 1981. We were reacquired by an affiliate of Warburg Pincus and Management in 1989 and reincorporated in Delaware in April 1997. We were acquired by an affiliate of Texas Pacific Group in 1998 and we were reorganized in bankruptcy in 2002. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. EZ80ACCLAIM!, CRIMZON, Zatara, ZiLOG, Z8, Z80, eZ80, Z8 ENCORE!, Encore!XP and Zneo are registered trademarks of ZiLOG, Inc., in the United States and in other countries. ARM is a registered trademark of ARM Limited in the EU and other countries. Other product and or service names mentioned herein may be trademarks of the companies with which they are associated.

PART I

ITEM 1. BUSINESS

BUSINESS

Our Business

We are a fabless semiconductor supplier of microprocessor and microcontroller semiconductor products. A microcontroller is a computer-on-a-chip that is optimized to control electronic devices, such as motors, remote controllers and user interfaces on appliances. A microcontroller typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller is offered as a complete solution because it incorporates application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software.

ZiLOG was founded in 1973 by Federico Faggin who co-invented the microprocessor. We design, develop, test and market a portfolio of these devices for a variety of applications used in consumer electronics, home appliances, security systems, point-of-sale terminals, personal computer peripherals, personal health and medical products.

We introduced our first products in the mid-1970's and have since established a globally recognized brand. We sell our devices indirectly through contract manufacturers or directly to a diverse customer base of Original Equipment Manufacturers ("OEMs") and Original Design Manufacturers ("ODMs") for general purpose use or for use in application specific end markets. Additionally, we sell our devices to distributors who generally provide logistical and post sales support to these customers.

We continue to invest in the development of new microcontroller and microprocessor products, including; derivatives of our Z8 Encore!, Z8Encore!XP, Motor control and eZ80 Acclaim! product families which are designed to incorporate reprogrammable flash memory and enhanced peripherals with features that may allow such functionality as power management, sensing secure transactions and connectivity. We also continue to develop new products, software features and expanded database coverage for our universal remote control solutions. Recently, we announced our new line of Crimzon products with embedded flash capabilities for this market. Additionally, we continue to expand our product offering of integrated 32-bit ARM based microprocessors. This Zatara family of products provides secured transaction capabilities in a single chip solution and is initially focused on the point-of-sale market.

Our Industry

Microcontroller and microprocessor devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances, security systems, point-of-sale terminals and personal computer peripherals, as well as industrial and automotive applications. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16 and 32-bit architectures are typically higher performance, they can be too expensive for many high-volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. Manufacturers will choose the appropriate microcontroller or microprocessor based on cost, performance and functionality requirements. Microcontrollers are used broadly in over 100 different market categories for specific and general purpose applications.

Analysts estimate the 8-bit market to be in excess of $4 billion per year with the fastest growing element of that market being embedded flash. We believe that 8-bit microcontrollers are generally perceived as the most cost-effective embedded control solution for high volume requirements. High- volume microcontrollers available today are Read Only Memory ("ROM") or One-Time Programmable ("OTP"), which typically require longer delays and greater costs in order to implement customer application code changes as compared to embedded flash with reprogrammable capabilities. ROM and OTP products generally result in longer lead times for delivery of such microcontrollers. In addition to delayed product introduction, these longer lead times can result in potential inventory obsolescence and disruptions to customers' factory production when changes in the application code are required by the customer. To address some of these issues, suppliers may offer OTP-based microcontrollers that can be configured by the customer in the customer's manufacturing line, thus minimizing lead-time and inventory risks if the customer's application code requires changes. Furthermore, flash memory offers the flexibility of in-product re-programmability. While these flash-based microcontrollers were initially expensive relative to ROM and OTP-based microcontrollers, manufacturing technology has evolved over the past years to the point where the premium for flash microcontrollers over ROM and OTP-based microcontrollers can be minimal thereby making flash based microcontrollers the fastest growing technology segment in the 8-bit microcontroller market

The 32-bit market for our products is large and diverse. Today our 32-bit Zatara family of products focus on faster speeds, more complex integration and more advanced security requirements than our 8-bit portfolio of products. The current 32-bit products we offer are application specific standard products designed for the secured transaction point-of-sale market. As our development continues with ARM based cores, including ARM 9 and Cortex, we expect to broaden our product offerings to support adjacent markets as well as traditional markets where we have experience and which require and can afford greater levels of integrated technologies.

Our Strategy

The key elements of our strategy are:

Deliver Complete Solutions to Our Customers

We are focused on providing advanced semiconductor solutions that assist our customers in adding functionality and enhancing the performance of their products. We currently serve three major markets with our product portfolio: 8 and 16-bit microcontrollers, universal remote control solutions and 32-bit secured transaction microprocessors

Partner with Third Party Manufacturers to Leverage Scale

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing the manufacturing process enables us to access advanced technologies and reduce our manufacturing costs. This strategy allows us to focus greater resources on product design, systems and software development and customer support. In line with this strategy, during 2002 and 2004 we closed our wafer manufacturing facilities in Nampa, Idaho, and migrated production of these products to our wafer foundry suppliers. Our new products are sourced from TSMC and UMC in Taiwan and our classic products are sourced from X-FAB in Lubbock, Texas.

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

Customers, Sales and Marketing

Introduction

   To market our products, we utilize a well-trained, direct and distribution sales force, a customer-centric website, technical documentation that includes product specifications and application notes, development tools and reference designs, sales promotional materials, targeted advertising and public relations activities, and involvement in key trade shows and technical conferences in the Americas, Europe and Asia. Our direct sales force and our sales representatives cover various geographic locations in the Americas, Europe and Asia.

Sales Process

Through direct sales and distributors we have developed relationships with customers, including large OEMs, ODM's and end users. By collaborating with customers in an interactive product design and development process, we have been able to establish long-standing relationships, which help us solidify our customer base and define our next generation products.

We work closely with our customers in identifying opportunities for the customer to pursue end product designs using our devices. The customer's decision to design an end product using our devices is based upon technical and financial factors, including microprocessor performance, memory, peripheral options, pre-existing customer relationships, financial stability, pricing and technology roadmaps. Typically, a customer's product architects and design engineers will use our proprietary development tools over a period of many months, or longer, to design an end product and test the design using our devices before making a decision.

We classify a design win as the point at which the customer has placed orders to purchase a minimum level of product. Once we have achieved a design win, we deliver a limited production of the device to our customer. Product prototypes are then created and tested. If the decision is made to produce the product for sale, we will begin to receive full production orders over time. The entire cycle from design win to full production typically takes between 12 and 18 months, although it may take much longer. After a design win is achieved, our sales are generally made pursuant to short-term cancelable purchase orders that can be cancelled upon 30 to 60 days notice. As a result, design wins are not necessarily an accurate or reliable indication of future net sales.

Direct Sales Force

Our direct sales force focuses on the Americas, Europe and Asia. We have offices located in the metropolitan areas of San Jose, Hong Kong, London, Munich, Seoul, Shenzhen (China), Singapore, Taipei and Toronto. For each of the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, the percentage of net sales derived from sales to direct customer accounts is 44%, including one direct customer, SMK, which represented 11%, 15% and 10% of net sales for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, respectively. Additionally, from time to time we engage sales representative firms to further augment our own direct sales force.

We provide direct customer support through our field application engineers, who are located in our sales offices around the world and work directly with local customers in close consultation with our factory-based technical specialists. Field application engineers typically develop technology expertise in a market segment that is most prominent in their geographic areas. These engineers provide significant aid to the customer throughout the design process. Customer support is provided locally or through our global support organization in Manila, Philippines.

Distribution Partners

We entered into a distributor agreement with Future Electronics effective October 23, 2002. This agreement provides that Future Electronics will be our exclusive full-service distributor within North America and will also serve as a non-exclusive distributor for the rest of the world. Either party may terminate the agreement upon 30 days prior written notice to the other party. Future Electronics is a private Canadian-based company with an extensive and well-integrated international distribution infrastructure. Their ability to cover a broad spectrum of market opportunities, especially in embedded flash-based products, continues to provide significant value and opportunities for our flash product portfolio. Future Electronics' value-added services to us have not increased our costs, and include a significant number of sales representatives focused on our business, seminars and workshops to train design engineers about our products, direct mail advertising, collateral materials and web site pages dedicated to our products. For each of the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, the percentage of net sales through our distribution channel is 56% including Future Electronics which accounted for approximately 25%, 23% and 24% of net sales, respectively. Additionally, we use various distributors to support both our Asia and European markets. Distributors in these regions generally specialize based on the country serviced and have rights of return and/or price protection on unsold merchandise held by them. We have no exclusive arrangements in these regions and have distributor agreements for the supply and support of product sales to their customers.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technology and reduce our research and development and manufacturing costs. We source our wafer requirements from third-party foundries located in Taiwan and the United States. Generally, wafers for our new products are supplied by TSMC and UMC and our classic products are provided by X-FAB in Lubbock, Texas. Our product package assembly operations are performed by subcontractors located throughout Asia including Indonesia, Thailand and the Philippines. Wafer test and final product testing is conducted at our test and global support facility located in Manila, Philippines. Beginning in fiscal 2009, a significant portion of our production test activities will be supplied by third party manufacturing partners.

The SGS International Certification Services AG of Zurich, Switzerland granted an ISO 9001 certification to our Philippines test facility. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

Research and Development

Our research and development expenditures have been focused on the design and development of our 8 and 16-bit embedded flash-based microcontrollers, including our Z8 Encore! Z8 Encore XP, Z8 Encore MC, ZNEO and eZ80 Acclaim! families of products, our Crimzon family of devices for the universal remote control market and our portfolio of 32-bit ARM based products for the secured transactions point-of-sale market.

Research and development expenditures were $16.5 million, $20.5 million and $21.0 million for the twelve months ended March 31, 2008, March 31, 2007, and March 31, 2006, representing 25%, 25% and 27% of net sales, respectively. During the twelve months ended March 31, 2008, March 31, 2007,and March 31, 2006, our research and development expenditures were focused on; i) our embedded flash products including our family of 8 pin flash-based 8-bit microcontrollers, ii) new devices and software features for our Crimzon line of consumer solution products concentrated in the universal remote control market segment and iii) our 32-bit ARM based family of products, which are initially focused on the secured transactions point-of-sale market.

Our research and development expenses decreased in fiscal 2008 as compared to fiscal 2007 as a result of our decision in April, 2007 to consolidate our research and development sites, whereby we subsequently closed our Seattle, Washington and Shanghai, China facilities. We currently have approximately 161 employees in engineering focused on hardware and circuitry design, software development including database capture and development tools. Our development activities are performed in the U.S. at our Meridian, Idaho and San Jose, California facilities. Our software design and support activities are performed primarily in our Bangalore, India facility.

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

We compete on a global basis with other micrologic device manufacturers who target the same specific market segments. We believe the primary basis for competition include: price, technological sophistication, customer relationships, support tools, familiarity with micrologic architecture and existing customer investment in system software based on a particular architecture. In many instances, our competitors have similar competitive strengths to us and have significantly more resources than we do. Many of our competitors are much larger than we are, with broad product offerings in many sectors.

Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Freescale, Microchip, Renasas, Samsung, STMicroelectronics and Universal Electronics, Inc., among others.

Backlog

Our total backlog of cancelable customer orders was $8.7 million at March 31, 2008, $10.0 million at March 31, 2007 and $17.3 million at March 31, 2006. Our sales are generally made pursuant to short-term cancelable purchase orders that are cancelable upon 30 to 60 days notice rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period. Additionally, during times of economic downturn there tends to be excess capacity in the marketplace, driving shorter lead time expectations which often results in a higher percentage of book-ship (or turns) business in the period.

Patents and Licenses

We currently have 200 U.S. and non-U.S. patents as of March 31, 2008, which expire between fiscal years 2009 and 2026.

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

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, we do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

On December 1, 2006, we filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel")  in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). We allege that Altera and Actel have infringed, and currently infringe, our patent numbered 4,670,749 which we believe to be the fundamental patent for programmable logic. We claim that Altera's and Actel's products infringe these patents and we are seeking unspecified damages and costs, including attorneys' fees.  Actel settled their case with us on June 11, 2007 for an undisclosed amount.  The case against Altera is currently on stay pending reexamination of the patent in suit.

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that we have infringed, and currently infringe, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of ours, including the eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we may not be successful in defending ourselves against intellectual property claims. The cost of defending against patent infringement or other intellectual property litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, we could be prohibited from using or selling the infringing products or technologies and be required to pay substantial damages. Such a result could have a material adverse effect on our business. Conversely, we also enforce our intellectual property rights where appropriate, consistent with business considerations. The exercise of this right to protect our intellectual property in a patent may result in an offender challenging the validity of a patent we seek in order to protect and/or develop its own patent infringement claims against us.

Employees

As of March 31, 2008, we had 528 full time employees, comprised of approximately 241 in manufacturing-related activities, 161 in engineering, 58 in sales and marketing and 68 in general and administrative functions, including Finance, HR, IT and facilities, of which a total of 37 are located in our global support facility in Manila, Philippines.

Our employees are not represented by any collective bargaining organization.

Environmental

Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Until 2005, we operated wafer fabrication activities in our Nampa, Idaho facilities. Until February 2006, we owned an 8-inch wafer manufacturing facility and until April 2007, we owned a 5-inch wafer manufacturing facility. Our manufacturing processes at these facilities required us to use various hazardous substances, and, as a result, we were subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers used large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Subsequent to the ceasing of wafer manufacturing activities in these facilities, the facilities were cleaned and prepared for sale and the equipment was decommissioned and sold. We no longer conduct manufacturing activities in Nampa, Idaho.

Recently, laws and regulations have been enacted in several European Union member countries, including several jurisdictions in which we operate, restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Specifically, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If we are deemed to be a manufacturer of covered products, we may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. We may also incur substantial costs to change our contract partners manufacturing processes, redesign or reformulate, and obtain substitute components for, our products that are deemed covered products under the ROHS directive. If we fail to timely provide RoHS-compliant products, we will not be able to offer our products within the European Union, and we may be subject to civil or criminal liabilities. Similar laws have been proposed and may be enacted in other locations where we sell our products, including various jurisdictions within the United States and China. We will need to ensure that we comply with such laws and regulations as they are enacted, and ensure, as appropriate or required, that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such laws, we could face sanctions for such noncompliance and our customers further may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.

With respect to environmental remediation, we could incur substantial costs for the clean up of contaminated properties, either those we own or operate or to which we have sent wastes in the past. Under certain of these laws and regulations, current or previous owners or operators of property may be liable for cleanup costs and other damages without regard to whether they knew of, or caused, the contamination. The presence of, or failure to remediate, contamination could materially adversely affect the value of, and the ability to transfer or encumber, our property. In addition, we may be required to incur significant expense in connection with governmental investigation of environmental or employee health and safety matters. Currently, we are not aware of any such actions or notices against us.

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

In addition, you may request a copy of these filings (including exhibits) at no cost by writing us at our principal offices at 6800 Santa Teresa Blvd., San Jose, CA 95119, attention: Investor Relations, or by calling (408)513-1500.

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

In each of the past five years, our net sales have fluctuated significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $67.2 million for the twelve months ended March 31, 2008, $82.0 million for the twelve months ended March 31, 2007 and $78.8 million for the twelve months ended March 31, 2006. We anticipate that sales of our classic products may continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on microcontroller products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. Since 2002, we have launched our new series of 8-bit embedded flash microcontrollers, universal remote control solutions and 32-bit Zatara microprocessors. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These new products represented approximately 54% of our net sales for the twelve months ended March 31, 2008 compared to 45% of our net sales for the twelve months ended March 31, 2007, and we currently expect the contribution of these products to continue to grow. If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our 8-bit microcontroller products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our 8-bit embedded flash products to be as strong as those on our classic products. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues from our classic products.

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

Our capital expenditures were $3.4 million for the twelve months ended March 31, 2008, $2.1 million for the twelve months ended March 31, 2007 and $4.2 million for the twelve months ended March 31, 2006. We may be required to increase our future capital expenditures to meet increased demand.

Semiconductor manufacturing has historically required, and in the future is likely to continue to require, a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Even though we outsource a significant amount of our manufacturing, we are required to spend funds on mask designs and process technology improvements to remain competitive. We maintain certain of our own test facilities which have required, and may continue to require, investments in test technology and equipment.

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

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, we do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

On December 1, 2006, we filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel")  in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). We allege that Altera and Actel have infringed, and currently infringe, our patent numbered 4,670,749 which we believe to be the fundamental patent for programmable logic. We claim that Altera's and Actel's products infringe these patents and are seeking unspecified damages and costs, including attorneys' fees.  Actel settled their case with us on June 11, 2007 for an undisclosed amount.  The case against Altera is currently on stay pending reexamination of the patent in suit.

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that we have infringed, and currently infringe, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of ours, including the eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

We depend on third-party assemblers throughout Asia, including Indonesia, Thailand and the Philippines, and the failure of these third parties to continue to provide services to us on sufficiently favorable terms could harm our business.

We use outside contract assemblers in Indonesia, Thailand and the Philippines for packaging our products. We are also in the process of outsourcing our test operations to third party suppliers and partners in the Philippines and Indonesia. These countries have been subject to political instability and terrorist activities. The packaging and testing of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. If we are unable to obtain additional assembly and test capacity on sufficiently favorable terms, our ability to maintain or grow our net sales could be impaired. Shortages in contract assembly and test capacity could cause shortages in our products and could also result in the loss of customers as a result of delays. Because we rely on these third parties, we also have less control over our costs, delivery schedules and quality of our products and our technology is at greater risk of misappropriation.

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

The emphasis of our new product development is on products built on our 8, 16 and 32-bit microcontroller architectures. If market demand for these products does not develop as we anticipate, our product development strategy could fail. Because our products are complex, we may not meet the design and introduction schedules for any new products or any additions or modifications to our existing products, and these products may not achieve market acceptance. In addition, we may not be able to sell these products at prices that are favorable to us.

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

  our ability to design and manufacture new products that implement new technologies, including our 8-bit microcontrollers, universal remote control solutions and our Zatara 32-bit ARM based product families;

  our ability to protect our products by effectively utilizing intellectual property laws;

  our product quality, reliability, ease of use and price;

  the diversity of our product line and feature sets within our products;

  our efficiency of production;

  our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;

  the availability of subcontractors for the wafer fabrication, assembly and test of our products;

  the pace at which customers incorporate our devices into their products; and

  the success of our competitors' products and general economic conditions.

Our quarterly operating results are likely to fluctuate and may fail to meet expectations, which may cause the price of our securities to decline.

 Our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the price of our securities could fluctuate or decline significantly. In addition, significant proportions of our costs are fixed, due in part to our significant sales, research and development costs and manufacturing costs. Therefore, small declines in revenue could disproportionately affect our operating results in a quarter. A variety of factors could cause our quarterly operating results to fluctuate, including:

  our ability to introduce and sell new products and technologies on a timely basis;

  any shortage of wafer, test or assembly manufacturing capacity at our third-party vendors;

  competitive developments, including pricing pressures;

  technological change and product obsolescence;

  changes in product mix or fluctuations in manufacturing yields;

  variability of our customers' product life cycles;

  the level of orders that we receive and can ship in a quarter and customer order patterns, which may be especially difficult to predict on our newer products;

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

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the quarter ended December 31, 2000, we experienced a three-year downturn in our business cycle. We are currently experiencing another down-turn in our business cycle and may experience downturns in the future. We believe that, in light of these events, some of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. Similar economic downturn in the semiconductor industry could increase pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

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

A significant amount of our revenues comes from relatively few distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors collectively accounted for approximately 56% of our net sales in each of the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006. In addition, our five largest distributors accounted for approximately 47% of our net sales for the twelve months ended March 31, 2008, 46% for the twelve months ended March 31, 2007and 44% of our net sales for the twelve months ended March 31, 2006. One distributor accounted for approximately 25% of our net sales for the twelve months ended March 31, 2008, 23% for the twelve months ended March 31, 2007 and 24% for the twelve months ended March 31, 2006. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could materially adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

 We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 39% of our net sales for the twelve months ended March 31, 2008, 36% for the twelve months ended March 31, 2007 and 33% for the twelve months ended March 31, 2006. For the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, we had one direct customer that accounted for 11%, 15% and 10% of our net sales, respectively. In addition, for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, we had one distributor that accounted for 25%, 23%and 24% of our net sales, respectively.

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

We serve as the sole (or primary) source provider for some of our direct customers. Those customers may choose to reduce their dependence on us by seeking second sources of supply, which could reduce our revenue. To remain a sole (or primary) source provider, we must continue to demonstrate to our customers that we have adequate alternate sources for components, that we maintain adequate alternatives for production and that we can deliver value added products on a timely basis.

Our international operations subject us to risks inherent in doing business with countries outside the United States that could impair our results of operations.

Approximately 60 - 65% of our net sales for each of the twelve months ended March 31, 2008, the twelve months ended March 31, 2007 and the twelve months ended March 31, 2006, were made to countries outside the United States. These sales to non-U.S. customers will continue to represent a significant portion of our net sales in the future. We maintain significant operations, or rely on a number of contract manufacturers, in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. There can be no assurances that we will be successful in overcoming the risks that relate to, or arise from, operating in international markets. Risks inherent in doing business on an international level include:

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

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our 2002 bankruptcy reorganization could impair our ability to recruit and retain employees. We do not have employment contracts with any of our executive officers. We have recently received unsolicited proposals to acquire our company including one solicitor who has requested a nominee to our Board of Directors. Our ability to recruit and retain key personnel may be negatively impacted by uncertainties relating to potential future changes in the ownership and control of our company.

For a portion of our employee incentives, we issue common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting. At times, our stock price has declined, reducing the effectiveness of these incentives.

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

In addition to the Microchip lawsuit and Altera claim described elsewhere, from time to time we have received, and may in the future receive, communications from other third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the other third party and/or requires a license thereto. With respect to those other third party communications that are currently pending, we believe, after having consulted with counsel, that either (i) we have meritorious defenses, (ii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iii) we can modify our products to avoid such rights, but if this is not the case, we may be sued and assessed damages for past infringement. Indeed, licenses may not be available on commercially reasonable terms, or at all. In addition, we have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our devices.

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

As a result of technological changes, from time to time our customers change the design of their products so as not to include our products, which may have a negative impact on our net sales. Because we do not have long-term supply contracts with most of our customers, changes in the designs of their products can have sudden and significant impacts on our sales. Reduced sales due to customer design changes have harmed us in the past, and additional customer design changes could result in lower revenues in the future.

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

We have implemented measures to consolidate our activities and/or significantly reduce our costs, and we may be required to implement additional measures depending upon our future revenues and operating results.

In the past, we have implemented measures designed to consolidate our activities and/or reduce our costs, including during the four years ended March 31, 2008. These cost reduction efforts have included:

  transferring our production test operations currently performed in our Philippines facility to third party suppliers;

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

Cost reduction measures may not increase our efficiency or lead to profitability. In the past, we have reduced our spending on research and development. Reducing research and development spending could harm our ability to introduce new products in the future. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

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

Until 2005, we operated wafer fabrication activities in our Nampa, Idaho facilities. Until February 2006, we owned an 8-inch wafer manufacturing facility and until April 2007, we owned a 5-inch wafer manufacturing facility. Our manufacturing processes required us to use various hazardous substances, and, as a result, we are subject to a variety of environmental laws and regulations governing the storage, use, emission, discharge and disposal of, and human exposure to, such substances. In particular, the process of manufacturing silicon wafers used large amounts of corrosive and other hazardous chemicals and huge quantities of distilled, de-ionized water. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities that could materially harm our business, have a materially adverse affect on our financial condition and results of operations, including under laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Subsequent to the ceasing of wafer manufacturing activities in these facilities, the facilities were cleaned and prepared for sale and the equipment was decommissioned and sold. We no longer conduct manufacturing activities in Nampa, Idaho.

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

Potential continuing uncertainty resulting from recent unsolicited acquisition proposals received from Universal Electronics Inc. and Riley Investment Partners Master Fund, L.P. and IXYS Corporation and related matters may adversely affect our business.

On January 11, 2008, we received an unsolicited proposal from Universal Electronics Inc., or UEI, to acquire all of our outstanding shares of common stock. Also on January 11, 2008, UEI and Riley Investment Partners Master Fund, L.P. entered into an agreement with respect to this potential acquisition of ZiLOG. In the case of a successful acquisition, under the agreement, subject to the terms and conditions set forth therein, UEI would acquire our remote control assets and Riley Investment Partners Master Fund would acquire our remaining assets. On February 4, 2008, our Board announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal was not in the best interests of ZiLOG and its stockholders. On February 6, 2008, Riley Investment Management, LLC wrote a letter to Darin Billerbeck, our Chief Executive Officer, expressing its displeasure with the decision of our board of directors regarding the UEI proposal. On May 22, 2008, Riley Investment Management notified us of its intent to nominate two individuals for election to ZiLOG's board of directors at the upcoming annual meeting of our stockholders. In addition, on May 16, 2008, we received an unsolicited proposal from IXYS Corporation, or IXYS, to acquire all of the outstanding shares of our common stock. On May 28, 2008, and prior to a formal response by our board of directors, IXYS filed a Schedule 13D/A indicating that it was withdrawing its unsolicited proposal. The review and consideration of these abovementioned proposals and related matters have required, and may continue to require, the expenditure of significant time and resources by us. There can be no assurance that UEI, Riley Investment Partners Master Fund, Riley Investment Management or IXYS or other potential suitors will not take other actions to acquire us, which may create continuing uncertainty for our employees, customers, distributors and other business partners. This continuing uncertainty could negatively impact our business and our ability to recruit and retain key employees.

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

On December 29, 2005, our Board of Directors unanimously adopted resolutions to change our fiscal year end from December 31 to March 31. We revised our fiscal year so that our audit work could be performed during non-peak periods with our independent registered public accountants, which has resulted in and we believe will result in cost savings over the long-term. During the on-going reviews of our control environment and our internal controls, as part of our review for the three-month period ended December 31, 2005, we identified deficiencies in our information technology controls, including the need to better segregate duties as it relates to the use of our Oracle Information Systems modules and to improve our General Computing Controls compliance and documentation. We have completed a thorough review of our control environment and have made improvements to our information technology controls in the areas where these deficiencies were identified. Although we believe we have adequately remediated our information technology environment and controls and results of our testing have not uncovered any errors, misstatements or acts of fraud that would lead us to conclude that we have any material weaknesses as of March 31, 2008, our auditors have not performed a formal review of our control environment and it is possible that material weaknesses or deficiencies exist.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has previously required us to make changes to some of our corporate governance practices. The Sarbanes-Oxley Act requires annual management assessments of the effectiveness of a company's internal controls over financial reporting and also a report by a company's independent registered public accounting firm assessing the effectiveness of such company's internal controls over financial reporting. The Securities and Exchange Commission extended the dates for initial compliance with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act for filers that do not meet the definition of either an "accelerated filer" or a "large accelerated filer." Under the extension, a company that does not meet the definition of either an "accelerated filer" or a "large accelerated filer," as these terms are defined in Rule 12b-2 under the Exchange Act, is not required to comply with the requirement to provide the auditor's attestation report on internal auditing over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009. The measurement criteria for determining filing status, was based on our market capitalization as of September 29, 2007, at which time, our market capitalization was below the defined threshold for accelerated filers. For the fiscal year ended March 31, 2008, we did not meet the definition of either an "accelerated filer" or a "large accelerated filer," as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for the purposes of compliance with Section 404 of the Sarbanes-Oxley Act. Thus, under the extension, beginning with our fiscal year 2010, we will be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses.

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

In accordance with Statement of Financial Accounting Standards No.142, "Accounting for Goodwill and Other Intangible Assets" (SFAS 142), the Company must perform at least an annual testing of the Company's stated value of its net assets including goodwill and other intangible assets in relation to the implied fair market value of the Company. If the Company's market capitalization or fair market value declines, we may be required to record financial adjustments to the stated values of our goodwill and other intangible assets, resulting in a material adverse effect on our financial condition and results of operations. Goodwill and other intangible assets had an aggregated net book value of $4.7 million at March 31, 2008.

Our North American distributor could emphasize competing products, and we may lose some of our customers as a result.

 In October 2002, we engaged Future Electronics ("Future") as our exclusive full-service distributor in North America. Additionally, Future provides distributor support to us in Europe and Asia on a non-exclusive basis. For the twelve months ended March 31, 2008, 2007 and 2006 Future sales were approximately $17.0 million, or 25% of net sales,$19.1 million, or 23% of net sales and $18.6 million, or 24% of net sales, respectively. Future distributes products of our competition that may directly compete with our product offerings. If Future chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

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

 Our directors and named executive officers, together with two large stockholders, UBS Willow Management, L.L.C., and funds managed by Capital Research and Management Company, beneficially owned approximately 32% of our outstanding common stock, in the aggregate, as of March 31, 2008. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of our largest institutional stockholders may differ from those of our other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

GN="CENTER"> 23

ITEM 2. PROPERTIES

San Jose, California

Our corporate headquarters are located in an approximately 40,000 square foot facility in San Jose, California, which we occupied effective July 2007 under a lease term of five years with an option to renew for two, three-year periods. The lease includes an expansion opportunity for an additional 7,000 square feet, upon which we have right of first refusal.

Meridian, Idaho

In May of 2004, we entered into a 5 year lease for a 15,500 square foot facility in Meridian, Idaho, which may be extended at our option for an additional three years. This facility is used as our Idaho Technology Center and supports our foundry supplier partnerships, product and design engineering, failure analysis and customer manufacturing support activities.

Bangalore, India

We currently lease 17,710 square feet of space in a multi-tenant facility in Bangalore, India. The space is leased under three separate lease agreements expiring in April 2010, November 2013 and October 2014, respectively. This facility is used as our India Design Center and supports our software engineering and tools development activities.

Manila, Philippines

In October 2003, we entered into a lease agreement for a 140,000 square foot facility in the Philippines expiring in March 2009. We are currently reviewing our options and alternatives as it relates to this facility including an extension of the lease or the lease of an alternative facility. This facility is used for product testing, test development and global support activities which includes inventory warehousing and management, logistics, customer service and support, manufacturing planning, Finance and IT.

El Dorado Hills, CA

In May 2008, we entered into a 2 year  lease for a 3,000 square foot facility in El Dorado Hills, California, expiring in June 2010 with the option to renew for an additional 3 years. The facility is used for marketing and applications activities.

Short-Term Leases

We have short-term leases for sales offices located in the U.S., Canada, England, Germany, Korea, Malaysia, and the People's Republic of China (including Hong Kong), Singapore and Taiwan.

Currently, we believe that all of our properties are adequate to meet our needs.

Liquidation of ZiLOG MOD III, Inc.

Following the closure of our MOD III facility, in February 2006, ZiLOG MOD III, Inc. completed the sale of its remaining assets to Micron Technology, Inc. for a total consideration net of closing costs of $4.6 million. These assets included the dormant 8" wafer fabrication facility and associated land owned by ZiLOG MOD III, Inc. and 19.9 acres of vacant land owned by ZiLOG, Inc. ZiLOG MOD III, Inc. shareholders voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The distribution of the net proceeds to ZiLOG, Inc. includes $1.1 million for the vacant property and $0.7 million for reimbursement of sustaining and maintenance costs incurred. The remaining $2.8 million was distributed to holders of ZiLOG MOD III, Inc. Series A Preferred Stock upon the liquidation of ZiLOG MOD III, Inc.

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

ITEM 3. LEGAL PROCEEDINGS

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, we do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

On December 1, 2006, we filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel")  in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). We allege that Altera and Actel have infringed, and currently infringe, our patent numbered 4,670,749 which we believe to be the fundamental patent for programmable logic. We claim that Altera's and Actel's products infringe these patents and we are seeking unspecified damages and costs, including attorneys' fees.  Actel settled their case with us on June 11, 2007 for an undisclosed amount.  The case against Altera is currently on stay pending reexamination of the patent in suit.

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that we have infringed, and currently infringe, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of ours, including the eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourself vigorously in these other matters. Our management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on our consolidated financial statements, although there can be no assurance in this regard.

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

	High	Low

2007 Fiscal Year
First Quarter April 1 - July 1, 2006	$3.88	$2.95
Second Quarter July 2 - September 30, 2006	$3.80	$3.04
Third Quarter October 1 - December 30, 2006	$4.49	$3.25
Fourth Quarter December 31, 2006 - March 31, 2007	$4.56	$3.80

2008 Fiscal Year
First Quarter April 1 - June 30, 2007	$6.08	$4.30
Second Quarter July 1 - September 29, 2007	$5.50	$3.20
Third Quarter September 30 - December 29, 2007	$3.73	$2.30
Fourth Quarter December 30, 2007 - March 31, 2008	$3.90	$2.68

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of March 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column A	Weighted- average exercise price of outstanding options, warrants and rights Column B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders (1&2)	2,082,736	$4.89	2,148,718
Equity compensation plans not approved by security holders	-	-	-
Total	2,082,736	$4.89	2,148,718

_______________

(1) The ZiLOG 2002 Omnibus Stock Incentive Plan was originally approved under the terms of our plan of reorganization on May 13, 2002.

(2) The ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholders on February 12, 2004 and the amended ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholder of September 6, 2007.

In September 2007, the Company repurchased 73,151 shares from its Chief Financial Officer, Perry J. Grace to satisfy an outstanding loan plus interest payable to the Company in the amount of $0.3 million. See Note 12 of notes to the consolidated financial statements for a discussion of related party transactions.

As of March 31, 2008, we had approximately 14 holders of record of our common stock. We have not paid any dividends and currently intend to retain any future earnings for investment in our business.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows the change in our cumulative total stockholder return for the period from June 20, 2003, the date we became a public reporting company, until the end of fiscal 2008, based upon the market price of our common stock, compared with: (i) the cumulative total return on the Nasdaq Stock Market Index and (ii) the Philadelphia Stock Exchange Semiconductor Sector Index. The graph assumes a total initial investment of $100 as of June 20, 2003, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

Legend
Symbol	Index Description	06/20/03	12/31/03	12/31/04	03/31/05	03/31/06	03/31/07	3/31/08
__________	ZiLOG Inc.	100.0	189.1	145.5	93.6	55.8	81.3	63.3
__ __ __ __	NASDAQ Stock Market	100.0	121.8	132.3	121.6	142.3	147.2	138.6
- - - - - - - -	Phil Semiconductor Index	100.0	136.9	116.8	112.4	134.7	125.5	92.7

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, and the consolidated balance sheets data as of March 31, 2008 and March 31, 2007 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K, which have been audited by Armanino McKenna LLP, an independent registered public accounting firm.

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

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Dec. 31,
(In thousands, except per share data)	2008	2007	2006	2004	2003
Consolidated Statements of Operations Data:

Net sales	$67,221	$82,049	$78,820	$95,571	$103,608
Cost of sales	36,335	43,080	45,391	52,104	55,118
Gross margin	30,886	38,969	33,429	43,467	48,490
Gross margin percent of sales	45.9%	47.5%	42.4%	45.5%	46.8%

Operating expenses:
Research and development	16,491	20,473	21,069	20,911	17,967
Selling, general and administrative	19,921	22,669	23,693	29,696	27,747
Special charges, credits and reorganization items(1) , net	1,974	2,471	2,416	5,935	3,751
Amortization of intangible assets	961	1,284	1,984	4,160	6,831
Total operating expenses	39,347	46,897	49,162	60,702	56,296
Operating loss	(8,461)	(7,928)	(15,733)	(17,235)	(7,806)

Other income (expense):
Interest income	819	1,112	898	343	300
Interest expense	-	-	(15)	(248)	(366)
Other income (expense), net	(350)	(34)	(125)	57	509
Total other income (expense)	469	1,078	758	152	443
Loss before reorganization items and provision (benefit) for income taxes	(7,992)	(6,850)	(14,975)	(17,083)	(7,363)
Provision (benefit) for income taxes	1,299	2,188	1,912	1,374	(1,465)
Net loss	($9,291)	($9,038)	($16,887)	($18,457)	($5,898)

Basic and diluted net loss per share	($0.55)	($0.54)	($1.03)	($1.16)	($0.41)

Weighted-average shares used in computing basic and diluted net loss per share(2)	16,893	16,665	16,388	15,976	14,318

(1) Special charges, credits and reorganization items consist of asset impairments, restructuring charges, net reimbursement of MOD III sustaining and maintenance costs and debt restructuring fees in all periods presented.

(2) Share data has been restated for a 1 for 2 reverse split effected in 2004.
	Mar. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Dec. 31,
(In thousands)	2008	2007	2006	2004	2003
Consolidated Balance Sheets Data:
Cash and cash equivalents	$16,625	$19,390	$26,954	$37,678	$22,045
Long term investments	$1,925	-	-	-	-
Working capital	$13,763	$21,901	$24,603	$41,711	$21,124
Total assets	$47,840	$55,803	$71,630	$98,073	$133,865
Current liabilities	$20,035	$19,407	$23,875	$24,844	$27,303
Total liabilities	$20,961	$21,056	$29,773	$34,083	$43,139
Stockholders' equity	$26,879	$34,747	$41,857	$63,990	$60,726

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

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006. This discussion and analysis should be read in conjunction with the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Overview

Founded in 1973, we are a global supplier of 8-bit micrologic semiconductor devices. We design, develop and market various families of devices in this market segment. Using proprietary technology that we have developed over our 30-year operating history, we provide semiconductor integrated circuit devices that our customers design into their end products. Our devices often include related application software and typically combine a microprocessor with memory and various peripheral functions on a single device. Our products enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. For example, some typical applications include devices that control the speed of a motor, universal remote controls, security systems and battery chargers. In addition to our micrologic devices, we sell other integrated circuit devices that have a wide variety of uses, including the processing and transmission of information for communications and consumer electronics products. These devices include serial communication controllers, modems, IrDA transceivers, TV display controllers and personal computer peripheral controllers. Historically, we performed wafer fabrication foundry services for third parties, which were terminated in 2004.

During 2000, we began to experience declining sales. During the first half of calendar year 2001, James M. Thorburn joined the Company as Chief Executive Officer ("CEO") and Chairman of the Board of Directors to restructure our operations, financials and product portfolio with the goals of: i) eliminating the high interest debt that we had at that time, ii) positioning the Company for growth, iii) transferring and outsourcing manufacturing to third party suppliers and partners and iv) returning the Company to profitability. In 2002, we completed our recapitalization whereby we eliminated the debt and established the MOD III special purpose subsidiary as a result of our voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. In 2002 and 2004 we closed our wafer manufacturing facilities in Nampa, Idaho and completed the transfer of wafer production to third party suppliers in the U.S. and Taiwan. In 2004, we issued stock, raised approximately $24.4 million in capital and registered our stock to trade on the Nasdaq under the ticker symbol "ZILG". In August 2006, Mr. Thorburn resigned his position as CEO and Chairman of the Board of Directors.

In January 2007, under the leadership of our new CEO, Darin Billerbeck, we completed a comprehensive strategic plan update. One of the key actions resulting from this plan update was the decision to consolidate our engineering activities in order to better concentrate our core competencies and improve our product development cycle time while reducing our overall research and development spending. Our business model is structured around our fabless manufacturing approach and our market focus will be on those opportunities were we can best leverage our technology. We will continue to service the 8 and 16-bit markets where more complexity and greater value can be obtained by the customer. Our design and development resources are also focused on our universal remote control solutions, our broad based family of Crimzon microcontrollers and our 32-bit ARM based portfolio of products which support secured transaction opportunities in the point-of-sale market and adjacent markets where these solutions have the greatest value and can be best leveraged.

Stock Repurchase Programs

On April 17, 2003, our Board of Directors approved the 2003 stock repurchase program under which we could repurchase up to 500,000 shares of our outstanding common stock at market value. As of March 31, 2008, the Company had repurchased 405,164 shares under this program at a net aggregate cost of $2.1 million.

On July 29, 2004, our Board of Directors approved the 2004 stock repurchase program under which we could repurchase up to $5.0 million in market value of our outstanding shares of common stock. Pursuant to this program, during 2004 we purchased 572,100 shares of our common stock at a net aggregate cost of $4.4 million.

Other stock repurchases were approved by the Board of Directors and include the repurchase of 92,735 shares of common stock from a former officer in 2004 at a fair market purchase price of $6.20 per share in consideration for the repayment of loans payable to us totaling $0.6 million, the repurchased 17,389 shares from former employees during fiscal 2006, as consideration for the repayment of loans payable to us totaling less than $0.1 million and the repurchase of 73,151 shares during fiscal 2007 from our Chief Financial Officer, Perry J. Grace, as consideration for the repayment of loans payable to us totaling less than $0.3 million

As of March 31, 2008, other stock repurchases totaled 183,275 shares and total stock repurchases under all plans were 1,160,539 with a net aggregate cost of $7.5 million as summarized below:

	Treasury Shares Outstanding
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
2003 Repurchase Program	405,164	405,164	405,164
2004 Repurchase Program	572,100	572,100	572,100
Other Repurchases	183,275	110,124	110,124
Ending Balance	1,160,539	1,087,388	1,087,388

Net aggregate cost	$ 7,456	$ 7,174	$ 7,174

Critical Accounting Policies and Estimates

We believe our critical accounting policies are as follows:

  estimating sales returns and allowances;

  estimating allowance for doubtful accounts;

  estimating write-downs of excess and obsolete inventories;

  asset impairments;

  stock-based compensation and,

  income taxes and deferred tax estimates.

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

Estimating Sales Returns and Allowances

Our net sales to direct customers consist of gross product sales reduced by expected future sales returns and price allowances. To estimate sales returns and price allowances, we analyze historical returns and allowance activity to establish a baseline reserve level. We then evaluate whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and price allowances is based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and price allowances. If our reserves are not adequate, our net sales and accounts receivable could be materially adversely affected.

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

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the fourth quarter of fiscal 2008, and we perform this test each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Standard No. 123, "Share-Based Payment" ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the 2004 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (" SFAS 123") for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment," ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company elected to adopt SFAS 123R using the modified prospective transition method utilizing the single option attribution approach, which requires the application of the accounting standards as of April 1, 2006, the first day of the Company's fiscal year 2007. In accordance with the modified prospective transition method, the Company's prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company's consolidated financial statements as of and for the twelve months ended March 31, 2007 and March 31, 2008 reflect the impact of SFAS 123R.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have established a full valuation allowance against our deferred tax assets at March 31, 2008 based upon our determination that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax credit carryovers that make up the vast majority of the deferred tax asset will expire at various dates through the year 2024, with the exception of the California tax credit which can be carried forward indefinitely. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

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

Results of Operations

Our net sales by region, by channel and by product category are summarized in dollars for each period indicated, as follows (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Net sales by region:
Americas	$23,336	$33,684	$31,937
Asia (including Japan)	34,632	37,774	36,350
Europe	9,253	10,591	10,533
Net sales	$67,221	$82,049	$78,820

Net sales by channel:
Direct	$29,400	$36,034	$34,788
Distribution	37,821	46,015	44,032
Net sales	$67,221	$82,049	$78,820

Net Sales by product category:
New products (1)	$36,132	$36,826	$26,932
8 - bit classic products	31,089	45,223	51,888
Net sales	$67,221	$82,049	$78,820

(1) includes 32-bit Zatara, universal remote control solutions and 8-bit embedded flash microcontrollers

Other Key Indices

Other key indices relevant in understanding our business and financial performance include the following metrics:

	As of Mar. 31,	As of Mar. 31,	As of Mar. 31,
	2008	2007	2006
Days sales outstanding	37	37	44
Net sales to inventory ratio	8	9	9
Weeks of inventory at distributors	12	13	10
Current ratio	1.7	2.1	2.0

We calculate each of these key metrics based on annual results of operations data and balance sheets data as of the end of the period indicated. Each of these key metrics is described below.

Days sales outstanding ("DSOs"), is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. DSOs were 37 days at March 31, 2008, 37 days at March 31, 2007 and 44 days at March 31, 2006. The March 31, 2008 DSOs reflects a higher mix of distribution customers that generally tend to pay faster than the average of our direct customers.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio decreased from March 31, 2007 to March 31, 2008, on lower sales, at 8 times annual sales, reflecting lower sales and relatively higher inventories. The decline reflects longer lead times from our wafer foundry suppliers for certain new products to support product ramps with customers coupled with lower sales than anticipated.

Weeks of inventory at distributors measures the level of inventories on hand at our distributors available for sale to their end customers, and as such, is relative to the level of sales we record for distribution sales. We do not recognize revenue on shipments to distributors who have rights of return and/or price protection on unsold merchandise held by them until our distributors resell our products to their end customers. We generally target 10 to 13 weeks of inventory in the distribution channel to allow these distributors to react to market demand and buffer their cycle time as they reorder new product from us and await delivery. As of March 31, 2008, our distributor inventory levels were at 12 weeks and were within our target range.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. The Company uses this ratio to make spending determinations on discretionary items.

Comparison of Financial Results

Fiscal Year Ended March 31, 2008 and March 31, 2007

Net Sales

Net sales were $67.2 million for the fiscal year ended March 31, 2008, as compared to net sales of $82.0 million for the fiscal year ended March 31, 2007.

Net sales of our new products which include our 32-bit Zatara, universal remote control solutions and 8-bit embedded flash microcontrollers decreased 2% to $36.1 million for the twelve months ended March 31, 2008 compared to $36.8 million for the twelve months ended March 31, 2007. This decrease was primarily driven by a decrease in sales of our remote control solutions reflecting an inventory correction at one of our key customers in the first half of fiscal 2008 partially offset by an increase in our 32-bit Zatara product sales for our new secured transactions microprocessors for the point of sale market and an increase in our embedded flash sales.

Our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products totaled $31.0 million for the twelve months ended March 31, 2008 as compared to $45.2 million for the twelve months ended March 31, 2007, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into broad based general purpose market including consumer and industrial market applications. Compared to year ago levels, we have experienced a reduction in sales of certain security applications reflecting what we believe is the impact of a slow down in the U.S. economy as it relates to the housing market and lower overall housing starts.

Gross Margin

Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was 45.9% of net sales for the twelve months ended March 31, 2008, compared to gross margin of 47.5% for the twelve months ended March 31, 2007. During the twelve months ended March 31, 2008, our gross margin decrease was primarily the result of a lower mix of our higher margin 8-bit classic products and associated manufacturing variances from lower volumes primarily in the first half of fiscal 2008. This was partially offset by improved operating efficiencies and yields as well as reductions in wafer costs for certain of our embedded flash products and the increased volumes of our 32-bit Zatara product sales.

We have focused on manufacturing cost controls, yield enhancements and price management and have continued to consolidate and streamline our manufacturing and support activities. We operate with a fully fabless model and outsource all of our wafer manufacturing needs from foundries in the United States and Taiwan. We have the flexibility to use lower geometry fab processes from our suppliers for design, allowing us to reduce the physical size of our flash products, which has allowed us to improve our gross margins on these products. We have continued to multi-source our product assembly activities with several Asian suppliers to enhance our supply source flexibility and obtain continued competitive vendor pricing.

Research and Development Expenses

Research and development expenses were $16.5 million and $20.5 million for the twelve months ended March 31, 2008 and March 31, 2007, respectively. Research and development spending for the twelve months ended March 31, 2008 is lower compared to the twelve months ended March 31, 2007 due to savings from our engineering site consolidation efforts and the completion of certain new product development activities.

In March 2007, we initiated actions to consolidate our research and development activities from 4 sites to 2 sites by closing our Seattle, Washington and Shanghai, China design centers. Although we have taken these actions to consolidate our research and development activities which are designed to reduce our overall spending, our research and development efforts were, and continue to be, primarily directed towards the development of core micrologic architectures and the associated design tools. Our design resources are focused on servicing the segments of the 8 and 16-bit markets where more complexity and greater value can be obtained from our solutions by the customer, our Crimzon consumer solutions family of products targeted at the universal remote control market and our 32-bit Zatara ARM based portfolio of products initially targeted to support secured transaction opportunities in the point-of-sale market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $19.9 million for the twelve months ended March 31, 2008 down from $22.7 million for the twelve months ended March 31, 2007. Both sales and marketing and general and administrative costs decreased as we continue to streamline our global support activities thereby reducing our general support costs. Selling, general and administrative expenses for the twelve months ended March 31, 2008 includes a credit of $0.7 million for the reversal of stock compensation expense related to the cancellation of certain previously expensed stock options and restricted stock awards.

Special Charges and Credits

Special charges and credits in fiscal 2008, fiscal 2007 and fiscal 2006, were as follows (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Asset impairments:
MOD II asset impairment (a)	$-	$-	$490

Restructuring of operations:
Reorganization and test operations outsourcing	1,331	-	-
Engineering consolidation severance, benefits and other	921	1,082	-
Defined benefit plan refund and other	(526)	-	-
MOD II sustaining and other selling costs	248	612	730
Other employee severance and termination benefits	-	785	1,657
MOD III sustaining costs for post-closure maintenance	-	-	412
MOD III reimbursement of maintenance costs (a)	-	-	(808)
Professional fees (reimbursement) for debt restructuring	-	-	(66)
Total special charges and credits	$1,974	$2,479	$2,415

(a) Asset impairment items and reimbursements were not included in the provision accruals in the following table

The following table details the beginning accrual balance as of March 31, 2006 and the accrued special charges for the twelve months ended March 31, 2007 and March 31, 2008 (in thousands):

	Severance
	and	MOD II
	Termination	Closure
	Benefits	Costs	Total
Balance at March 31, 2006	$35	$85	$120
Provisions to special charges	1,867	612	2,479
Cash payments	(687)	(697)	(1,384)
Balance at March 31, 2007	1,215	-	1,215
Provisions to special charges	1,726	248	1,974
Cash payments	(2,452)	(248)	(2,700)
Balance at March 31, 2008	$489	$-	$489

Special charges and credits totaled $2.0 million for the twelve months ended March 31, 2008 and $2.5 million for the twelve months ended March 31, 2007.

Fiscal 2008 Activities

As part of our ongoing efforts to reduce costs and streamline activities, in November 2007, we initiated a plan to outsource our test production operations currently performed in our Philippines facility to third parties which is expected to be completed by September 2008. We also reorganized certain of our sales offices and relocated our corporate headquarters to a new facility in San Jose, California. During fiscal 2008, we incurred $1.3 million of severance, benefits related costs, transition, conversion and equipment costs related to our test outsourcing activity and other reorganization costs including the relocation to our new corporate headquarters facility, $0.9 million for severance, benefits and other costs related to our research and development site consolidation activities, $0.3 million of period expenses were incurred to sustain the dormant MOD II facility until it was sold in May 2007 for a net sales price of $3.1 million, partially offset by $0.5 million credit primarily representing a refund received from our Philippines defined benefit plan.

Fiscal 2007 Activities

As part of the our ongoing efforts to reduce costs and streamline activities, in March 2007, we initiated a plan to consolidate certain research and development activities and transfer certain of these activities from our Shanghai, China and Seattle, Washington facilities to our San Jose, California and Meridian, Idaho facilities. During fiscal 2007, we incurred $1.0 million of severance and benefits costs related to this activity, which has been recorded as special charges. Other severance and benefit related costs of $0.8 million were incurred as a result of changes in our CEO position including costs associated with the departure of our former CEO, James M. Thorburn and new hire costs for our current CEO, Darin G. Billerbeck. In addition, we continued to incur period expenses of $0.6 million to sustain the dormant MOD II facility included in assets held for sale on the consolidated balance sheet as of March 31, 2007. In May 2007, the MOD II facility was sold for a net sales price of $3.1 million.

 Stock-Based Compensation

During fiscal 2008, we recognized $0.8 million of stock-based compensation expense, as compared to $1.4 million during fiscal 2007. Our stock-based compensation expense is primarily related to the award of restricted stock and stock options to certain executives and employees including a credit of $0.7 million in fiscal 2008 for previously expensed stock based compensation related to terminated employees. Stock- based compensation expense for employee stock awards was measured on the award date and is being recognized over the vesting period of these awards. This non-cash stock-based compensation expense is included in our cost of sales, research and development and selling, general and administrative expenses.

We expect our stock based compensation expense to increase significantly in the fiscal year ending March 31, 2009 as we implement an incentive compensation plan that rewards management and certain other employees through the use of restricted stock instead of cash. The total incentive amounts and related stock-based compensation expense is dependent upon the achievement of the first and second fiscal half goals as defined on which these incentives are measured.

Amortization of Intangible Assets

We have adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" under which, goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value and, if appropriate, record an impairment charge. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill at March 31, 2008, and no impairment charge was recorded as no impairment of the carrying value was indicated. We perform this each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

The separable intangible assets identified in connection with fresh-start accounting and included in the consolidated balance sheet are as follows (in thousands):

The anticipated amortization schedule for the remaining years of these separable, intangible assets is as follows (in thousands):

	Existing	Brand	Total
Fiscal Year	Technology	Name	Amortization
2009	$48	$753	$801
2010	-	680	680
2011	-	617	617
2012	-	430	430
	$48	$2,480	$2,528

The amortization expense for intangible assets in fiscal 2008 was $1.0 million as compared to $1.3 million in fiscal 2007. Amortization expense was recorded on a consistent basis with the schedules and amounts determined in May 2002.

Other Expense

There was $0.4 million of other expense in fiscal 2008 as compared $34,000 of other expense in fiscal 2007. Other expense includes income or loss on the sale of securities, currency translation gains and losses and other miscellaneous items.

Interest Income and Interest Expense

Interest income was $0.8 million and $1.1 million for the twelve months ended March 31, 2008 and March 31, 2007, respectively. Interest income was earned on our short term investment portfolio and auction rate securities at an average rate of 4.6% in fiscal 2008. In fiscal 2007, interest income was earned on our short term investment portfolio at an average rate of 5.0%.

There was no interest expense in fiscal 2008 and fiscal 2007.

Income Taxes

For the twelve months ended March 31, 2008 and March 31, 2007, our income tax provision was $1.3 million and $2.2 million, respectively. For the twelve months ended March 31, 2008, our income tax provision reflects the amortization of deferred charges, which have been fully amortized as of March 31, 2008, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statute of limitation expired during the quarter ended September 29, 2007. For the twelve months ended March 31, 2007, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Fiscal Year Ended March 31, 2007 and March 31, 2006

Net Sales

Net sales were $82.0 million in fiscal year 2007, as compared to net sales of $78.8 million in fiscal year 2006.

Our new product net sales increased by $9.9 million or 37%, driven by an increase of $6.0 million or 88% in embedded flash net sales and an increase of $3.8 million or 19% in our remote control solutions. The increase in our embedded flash products reflects higher levels of sales in Z8Encore!, Z8Encore!XP and EZ80 Acclaim devices.

Net sales of our 8-bit classic products decreased by $6.7 million or 13% reflecting a $2.9 million decrease in TV product net sales, $2.5 million decrease in our Z8 and Z80 net sales, $0.9 million decrease in our serial communications controllers net sales and a decrease of $0.3 million in net sales of modem and other products, driven by a technology migration by our largest modem direct customer from a hardware-driven solution to an internally developed software-operated modem. The TV, peripheral and other classic products have continued to decline as customers have migrated away from 8-bit analog devices to alternative solutions including digital TV.

Gross Margin

Gross margin as a percent of net sales was 47.5% in fiscal 2007 as compared to 42.4% in fiscal 2006. Our gross margin improvement in fiscal 2007 reflects higher volumes on new products and lower associated supplier costs, as well as design and manufacturing improvements, resulting in lower unit costs. Gross margins on our flash products continue to improve as sales demand and volumes grow, allowing us to obtain lower wafer pricing from our suppliers.

Research and Development Expenses

Research and development expenses were $20.5 million in fiscal 2007, as compared to $21.0 million in fiscal 2006. Research and development expenses in fiscal 2007 include approximately $0.3 million in stock based compensation expense as a result of our adoption of SFAS 123R at the beginning of the fiscal year. The overall reduction in our research and development expenses in fiscal 2007 was the result of lower variable program costs as product platform development activity was completed.

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

Special Charges and Credits

Special charges and credits were $2.5 million and $2.4 million in fiscal 2007 and 2006, respectively.

Fiscal 2007 Activities

As part of the our ongoing efforts to reduce costs and streamline activities, in March 2007, we initiated a plan to consolidate certain research and development activities and transfer certain of these activities from our Shanghai, China and Seattle, Washington facilities to our San Jose, California and Meridian, Idaho facilities. During fiscal 2007, we incurred $1.1 million of severance and benefits costs related to this activity, which has been recorded as special charges. Other severance and benefit related costs of $0.8 million were incurred as a result of changes in our CEO position including costs associated with the departure of our former CEO, and new hire costs for our current CEO, Darin G. Billerbeck. In addition, we continued to incur period expenses of $0.6 million to sustain the dormant MOD II facility included in assets held for sale on the consolidated balance sheet as of March 31, 2007. In May 2007, the MOD II facility was sold for a net sales price of $3.1 million.

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

Amortization of Intangible Assets

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value and, if appropriate, record an impairment charge. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill at March 31, 2007, and no impairment charge was recorded as no impairment of the carrying value was indicated. We perform this test each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

The amortization expense for intangible assets in fiscal 2007 was $1.3 million as compared to $1.9 million in fiscal 2006. Amortization expense was recorded on a consistent basis with the schedules and amounts determined in May 2002.

Other Expense

There was $34,000 of other expense in fiscal 2007 as compared to $0.1 million in fiscal 2006. Other expense includes income or loss on the sale of securities, currency translation gains and losses and other miscellaneous items.

Interest Income and Interest Expense

Interest income was $1.1 million and $0.9 million for the twelve months ended March 31, 2007 and March 31, 2006, respectively. Interest income was earned on our short term investment portfolio at an average rate of 5.0% and 3.2% in fiscal 2007 and 2006, respectively.

There was no interest expense in fiscal 2007 and $15,000 in fiscal 2006.

Income Taxes

For the twelve months ended March 31, 2007 and March 31, 2006, our income tax provision was $2.2 million and $1.9 million, respectively. For each of the twelve months ended March 31, 2007 and March 31, 2006, respectively, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions, as well as foreign withholding taxes and state minimum taxes.

Quarterly Results (Unaudited)

The following table presents unaudited quarterly financial information for each of the quarters in the eight-quarter period ended March 31, 2008. The Company's fiscal year-end is March 31 effective with the reporting dates after our transition period ending on March 27, 2005. Interim results are based on fiscal quarters of thirteen weeks of duration ending on the last Saturday of each quarter.

	For the Quarters Ended
	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,	Mar. 31,	Dec. 30,	Sep. 30,	Jul. 01,
	2008	2007	2007	2007	2007	2006	2006	2006
	(in thousands, except per share data)
Net sales	$16,743	$17,030	$16,659	$16,789	$19,121	$20,665	$21,241	$21,022
Cost of sales	8,982	9,018	8,916	9,419	10,126	11,034	11,446	10,474
Gross margin	7,761	8,012	7,743	7,370	8,995	9,631	9,795	10,548
Gross margin as a percentage of
net sales	46%	47%	46%	44%	47%	47%	46%	50%
Operating Expenses:
Research and development	3,932	4,143	3,923	4,493	5,067	5,187	5,018	5,201
Selling, general and administrative	4,950	4,907	5,132	4,932	5,604	5,275	5,793	5,997
Special charges and credits	510	570	471	423	1,310	113	918	130
Amortization of intangible assets	208	251	251	251	251	344	345	344
Operating loss	(1,839)	(1,859)	(2,034)	(2,729)	(3,237)	(1,288)	(2,279)	(1,124)
Other income (expense):
Interest income	154	198	233	234	249	285	306	272
Other, net	(130)	(134)	(18)	(68)	(23)	(24)	25	(12)
Loss before provision for
income taxes	(1,815)	(1,795)	(1,819)	(2,563)	(3,011)	(1,027)	(1,948)	(864)
Provision for income taxes	129	592	93	485	598	598	365	627
Net loss	$(1,944)	$(2,387)	$(1,912)	$(3,048)	$(3,609)	$(1,625)	$(2,313)	$(1,491)

Net loss per share -
basic & diluted	$(0.11)	$(0.14)	$(0.11)	$(0.18)	$(0.21)	$(0.10)	$(0.14)	$(0.09)

Our net sales generally decline in the December quarter reflecting the seasonality of our consumer based product sales and the timing of distributor inventory management cycles.

Overall, our gross margin as a percentage of net sales generally decreased on a sequential quarterly basis from the quarter ended July, 1, 2006 through the quarter ended March 31, 2008. Gross margins on our embedded flash products continue to improve as sales demand and volumes increase allowing us to obtain lower wafer pricing from our suppliers.

Our research and development expenses have generally decreased sequentially since the quarter ended July 1, 2006 reflecting our savings related to the consolidation of our research and development sites as we continue our product development efforts to support our embedded flash-based microcontroller devices, our remote control devices and our new 32-bit Zatara products. We have expanded our Bangalore, India software development center for the increased needs of our growing remote control product portfolio and opened a new technology development center in Meridian, Idaho to support our design capabilities and our wafer fabrication sourcing strategies.

Our selling, general and administrative expenses were generally lower during the quarterly periods of fiscal 2008 as compared with fiscal 2007 primarily due to savings from our cost reduction programs to reduce headcount in our sales and marketing support functions, as well as savings from the transition and consolidation of certain administrative functions in our Philippines global support facility. These savings were partially offset by costs to support Sarbanes-Oxley activities and incremental costs associated with the Microchip lawsuit.

Our special charges and credits for the eight quarterly periods ended March 31, 2008 are summarized below (in thousands):

	For the Quarters Ended
	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,	Mar. 31,	Dec. 30,	Sep. 30,	Ju1. 1,
	2008	2007	2007	2007	2007	2006	2006	2006
	(in thousands)
Restructuring of operations:
Engineering consolidation severance
and termination benefits	$7	$64	$91	$759	$1,133	$-	$765	$(25)
Test operations outsourcing
and reorganziation	626	473	173	59	-	-	-	-
Reimbursement from defined
benefit plan and other	(122)	33	206	(643)	-	-	-	-
MOD II sustaining costs for
post-closure maintenance	-	-	-	248	178	121	153	155
	$511	$570	$470	$423	$1,311	$121	$918	$130

As previously discussed, we have focused our business around our core microcontroller solutions and moving to a fabless model for manufacturing. The special charges over these periods have generally been aligned around this strategy. Additionally, we have continued to resize our support organizations to a lower sales base in an effort to scale down these organizations and focus the activities around these strategies.

 Liquidity and Capital Resources

At March 31, 2008, we had $0.7 million of bank borrowings outstanding primarily reflecting borrowings under a short term bank arrangement utilized to finance a three-year license agreement for engineering development software. Approximately 75% of the total three-year cost is required to be paid in the first seven months of the agreement beginning January 1, 2008.

At March 31, 2008, we had cash and cash equivalents of $16.6 million, which includes the cash proceeds we received subsequent to March 31, 2008 from the redemption at par of $2.0 million of our auction rate preferred securities ("ARPS"). In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and ARPS could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Our remaining investment in ARPS of $1.9 million has been classified as long term investments at full par value on our consolidated balance sheet as of March 31, 2008. Refer to Note 13 of notes to the consolidated financial statements for details on the classification of our cash and cash equivalents and ARPS. At March 31, 2008, our $16.6 million of cash and cash equivalents when combined with our remaining $1.9 million of ARPS, classified as long term investments, totaled $18.5 million. Cash and cash equivalents were $19.4 million at March 31, 2007 and $27.0 million at March 31, 2006. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

Cash Flows from Operating Activities

During fiscal 2008, net cash used in operating activities was $1.6 million compared to net cash used of $1.7 million in fiscal 2007. The net cash used in operating activities in fiscal 2008 primarily includes our net loss of $9.3 million, partially offset by non-cash charges of $5.1 million and changes in certain assets and liabilities of $2.6 million. Non-cash charges include amortization of fresh-start intangibles of $1.0 million, depreciation and other amortization of $3.0 million, stock-based compensation expense of $0.8 million and a loss on disposal of fixed assets of $0.3 million. An increase in accounts payable of $2.3 million, reduction of net accounts receivable of $1.2 million, reduction in inventories of $0.1 million, and a reduction in prepaid expenses and other current and non-current assets of $1.7 million all provided cash from operating activities and were offset by decreases in deferred income on shipments to distributors of $1.2 million and accrued and other current and non-current liabilities of $1.4 million.

During fiscal 2007, net cash used in operating activities was $1.7 million as compared to net cash used of $6.4 million during fiscal 2006. The $4.7 million decrease in net cash used is primarily the result of higher net sales of $3.2 million, higher gross margins of $5.5 million, lower operating expenses of $2.3 million primarily driven by lower headcount costs, all of which contributed to our lower net loss of $9.0 million as compared to a net loss of $16.9 million in fiscal 2006, an increase in non-cash charges of $2.7 million including an adjustment to decrease goodwill for tax reserves on which the statute of limitations expired during fiscal 2007, partially offset by certain net asset and liability changes of $5.8 million including an increase in inventory changes of $4.0 million to support the increase in sales of embedded flash products and an increase in accounts payable changes of $2.1 million primarily associated with our lower operating expenses.

During fiscal 2006, net cash used in operating activities of $6.4 million primarily reflected our net loss of $16.9 million, partially offset by non-cash charges of $7.7 million and certain net asset and liability changes of $2.8 million. Non-cash charges include amortization of fresh-start intangibles of $2.0 million, $2.6 million of depreciation and other amortization, goodwill adjustments of $1.9 million, stock-based compensation expense of $0.7 million and an asset impairment charge on our remaining assets held for sale of $0.5 million. Reduction of inventories of $3.0 million, reduction of net accounts receivable of $2.9 million, and a reduction of prepaid expenses and other current and non-current assets of $2.1 million all provided cash from operating activities and were offset by decreases in accounts payable of $1.7 million and accrued and other current and non-current liabilities of $3.7 million.

Cash Flows from Investing Activities

During fiscal 2008, net cash used in investing activities of $2.1 million includes capital expenditures of $3.4 million, our investment in auction rate securities classified as long term investments of $1.9 million partially offset by net proceeds from assets held for sale of $3.2 million.

During fiscal 2007, net cash used in investing activities was $6.4 million, an increase of $6.1 million as compared to $0.3 million in fiscal 2006. Cash used in investing activities in fiscal 2007, primarily reflects the $2.8 million payment to ZiLOG MOD III, Inc. Series A Preferred shareholders for the remaining net proceeds upon liquidation of the special purpose entity, capital expenditures of $2.1 million and costs of $1.4 million incurred for the decommissioning of primarily land and buildings of our MOD II facility, which is classified as assets held for sale on the consolidated balance sheets as of March 31, 2007. The capital expenditures primarily reflect the addition of test equipment to support increased demand for our embedded flash products and system and software upgrades to support Oracle systems and applications.

Net cash used in investing activities in fiscal 2006 of $0.3 million reflected capital expenditures of $4.2 million and the reimbursement of MOD III sustaining costs of $0.7 million, offset by the proceeds from the disposal of MOD III assets and assets held for sale of $4.7 million. The capital expenditures primarily reflect the addition of test capacity driven by increased demand of our new embedded flash products and software purchases related to the upgrade of manufacturing software and hardware and software related to continued research and development investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.9 million in fiscal 2008, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2006.

Net cash provided by financing activities of $0.9 million in 2008 includes the receipt of cash under our short term financing arrangement of $0.7 million, proceeds from the issuance of common stock under employee stock plans of $0.5 million, partially offset by the repurchase of restricted shares from our Chief Financial Officer as consideration for payment on an outstanding loan plus interest payable to us of $0.3 million.

Net cash provided by financing activities of $0.5 million in 2007 includes proceeds from the issuance of common stock under employee stock plans.

Net cash provided by financing activities of $0.1 million in 2006 includes proceeds from the issuance of common stock under employee stock plans of $0.2 million, offset by cash used for the repurchase of restricted stock of $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2008, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP EBITDA Measure

The EBITDA figures presented below reflect a non-GAAP measure of our liquidity. EBITDA reflects our net income adjusted for certain non-cash items, interest and income taxes.

Our reconciliation of net loss to EBITDA and our reconciliation of EBITDA to net cash provided by (used in) operating activities (the most directly comparable measure of liquidity under generally accepted accounting principles) for each unaudited period presented, is as follows (in thousands):

	For the Quarters Ended
	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,	Mar. 31,	Dec. 30,	Sep. 30,	Jul. 1,
	2008	2007	2007	2007	2007	2006	2006	2006
	(in thousands)
Reconciliation of net loss
to EBITDA:
Net loss	$(1,944)	$(2,387)	$(1,912)	$(3,048)	$(3,609)	$(1,625)	$(2,313)	$(1,491)
Depreciation and amortization	954	984	968	1,025	1,050	1,151	1,119	1,078
Interest income	(154)	(198)	(233)	(234)	(249)	(285)	(306)	(272)
Provision for income taxes	129	592	93	485	598	598	365	627
EBITDA	$(1,015)	$(1,009)	$(1,084)	$(1,772)	$(2,210)	$(161)	$(1,135)	$(58)

Reconciliation of EBITDA to net
cash provided by (used in) operating activities:

EBITDA	$(1,015)	$(1,009)	$(1,084)	$(1,772)	$(2,210)	$(161)	$(1,135)	$(58)
Interest income	154	198	233	234	249	285	306	272
Provision for income taxes	(129)	(592)	(93)	(485)	(598)	(598)	(365)	(627)
Goodwill adjustment	-	-	-	-	4,529	-	-	-
Stock-based compensation	(116)	123	386	410	366	370	374	322
Loss on disposition of operating assets	74	-	74	170	(2)	4	6	-
Changes in operating assets and
liabilities	3,219	(623)	1,385	(1,361)	(3,591)	(1,785)	2,591	(223)

Net cash provided by (used in)
operating activities	$2,187	$(1,903)	$901	$(2,804)	$(1,257)	$(1,885)	$1,777	$(314)

As of March 31, 2008, we had $0.3 million of outstanding firm commitments for capital expenditures. We currently estimate fiscal 2009 capital expenditures will range from 2% - 4% of net sales, and may include purchases of test equipment, leasehold improvements, internal use software and other items. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations. We currently anticipate that available cash and cash equivalents will be adequate to satisfy our cash requirements for at least the next twelve months.

Contractual Obligations

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2009 through fiscal 2014. The facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the table below. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $1.9 million, $2.1 million and $2.4 million, for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006 respectively.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2008 (in thousands):

		Payment due by period
		Within
	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$4,447	$1,615	$1,684	$1,148
Purchase obligations	6,716	4,821	1,865	30
Total	$11,163	$6,436	$3,549	$1,178

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2008. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under SFAS Interpretation No. 45." Under SFAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2008, no such amounts are accrued.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods presented in this report.

Seasonality

Sales typically increase in the June quarter and peak in the September quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets, while sales are generally lower in the March and December quarters as compared to the June and September quarters, although our trends have fluctuated considerably in the most recent periods. Our sales have been impacted by non-seasonal trends including sales reductions by certain direct customers and declines in our classic business. Additionally, general world- wide economic, political and regional instabilities may impact our results of operations in any given period.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 and expect there will be no material impact of this adoption on the our financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 and expect there will be no material impact of this adoption on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2008, our cash and cash equivalents of $16.6 million were invested in bank time deposits and money market funds. Cash and cash equivalents combined with long term investments totaled $18.5 million at March 31, 2008. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have near term maturities.

The table below presents principal amounts and related interest rates for our cash equivalents and long term investments as of March 31, 2008 (dollars in thousands):

	Carrying	Fair
As of March 31, 2008	Value	Value
Cash Equivalents:
Fixed rate	$16,625	$16,625
Long Term Investments:
Fixed rate - auction rate securities	1,925	1,925
Average interest rate	4.6%

At March 31, 2008, we had cash and cash equivalents of $16.6 million, which includes the cash proceeds we received subsequent to March 31, 2008 from the redemption at par of $2.0 million of our auction rate preferred securities ("ARPS"). In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and ARPS could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Our remaining investment in ARPS of $1.9 million has been classified as long term investments at full par value on our consolidated balance sheet as of March 31, 2008. Refer to Note 13 of notes to the consolidated financial statements for details on the classification of our cash and cash equivalents and ARPS. At March 31, 2008, our $16.6 million of cash and cash equivalents when combined with our remaining $1.9 million of ARPS, classified as long term investments, totaled $18.5 million. Cash and cash equivalents were $19.4 million at March 31, 2007 and $27.0 million at March 31, 2006. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

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

48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. and subsidiaries (the "Company") as of March 31, 2008 and March 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a (2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of March 31, 2008 and March 31, 2007 and the results of their operations and their cash flows for each of the three years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/    Armanino McKenna LLP

San Ramon, California
June 23, 2008

ZiLOG, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	Mar. 31,	Mar. 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,625	$19,390
Accounts receivable, less allowance for doubtful accounts of $145
at March 31, 2008 and $133 at March 31, 2007	6,834	8,002
Inventories, net	8,413	8,497
Assets held for sale	-	3,237
Deferred tax assets	263	409
Prepaid expenses and other current assets	1,663	1,773
Total current assets	33,798	41,308

Long term investments	1,925	-
Property, plant and equipment, net	6,604	6,518
Goodwill	2,211	2,211
Intangible assets, net	2,528	3,489
Other assets	774	2,277
Total assets	$47,840	$55,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$720	$-
Accounts payable	8,375	6,077
Income taxes payable	535	583
Accrued compensation and employee benefits	2,444	2,821
Other accrued liabilities	2,094	2,841
Deferred income on shipments to distributors	5,867	7,085
Total current liabilities	20,035	19,407

Deferred tax liabilities	263	409
Other non-current tax liabilities	663	1,240
Total liabilities	20,961	21,056

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
16.9 million and 16.8 million shares issued and
outstanding at March 31, 2008 and March 31, 2007, respectively	185	183
Additional paid-in capital	125,838	124,558
Treasury stock	(7,456)	(7,174)
Other comprehensive income	102	-
Accumulated deficit	(91,790)	(82,820)
Total stockholders' equity	26,879	34,747
Total liabilities and stockholders' equity	$47,840	$55,803

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Net sales	$67,221	$82,049	$78,820
Cost of sales	36,335	43,080	45,391
Gross margin	30,886	38,969	33,429

Operating expenses:
Research and development	16,491	20,473	21,069
Selling, general and administrative	19,921	22,669	23,693
Special charges and credits	1,974	2,471	2,416
Amortization of intangible assets	961	1,284	1,984
Total operating expenses	39,347	46,897	49,162
Operating loss	(8,461)	(7,928)	(15,733)

Other income (expense):
Interest income	819	1,112	898
Interest expense	-	-	(15)
Other, net	(350)	(34)	(125)
Total other income (expense), net	469	1,078	758
Loss before provision for income taxes	(7,992)	(6,850)	(14,975)
Provision for income taxes	1,299	2,188	1,912
Net loss	$(9,291)	$(9,038)	$(16,887)

Basic and diluted net loss per share	$(0.55)	$(0.54)	$(1.03)

Weighted-average shares used in computing basic
and diluted net loss per share	16,893	16,665	16,388

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(9,291)	$(9,038)	$(16,887)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of fresh-start intangible assets	961	1,284	1,984
Depreciation and other amortization	2,970	3,114	2,588
Goodwill adjustment	-	4,529	1,859
Loss on disposal of fixed assets	318	8	13
Asset impairments	-	-	490
Stock-based compensation	803	1,432	716
Changes in operating assets and liabilities:
Accounts receivable, net	1,168	1,570	2,898
Inventories	84	(914)	3,055
Prepaid expenses and other current and non-current assets	1,716	2,204	2,116
Accounts payable	2,298	(3,776)	(1,652)
Deferred income on shipments to distributors	(1,218)	972	104
Accrued and other current and non-current liabilities	(1,428)	(3,064)	(3,730)
Net cash used in operating activities	(1,619)	(1,679)	(6,446)

Cash Flows from Investing Activities:
Assets held for sale - vacant property	-	(1,437)	-
Payable to ZiLOG Mod III, Inc. Series A Preferred shareholders	-	(2,848)	-
Proceeds from sale of assets	3,237	-	3,954
Long term investments	(1,925)	-	-
Capital expenditures	(3,375)	(2,097)	(4,235)
Net cash used in investing activities	(2,063)	(6,382)	(281)

Cash Flows From Financing Activities:
Short term debt	720	-	-
Repurchase of restricted shares	(282)	-	(80)
Proceeds from issuance of common stock under employee stock plans	479	497	172
Net cash provided by financing activities	917	497	92

Net decrease in cash and cash equivalents	(2,765)	(7,564)	(6,635)
Cash and cash equivalents at beginning of period	19,390	26,954	33,589
Cash and cash equivalents at end of period	$16,625	$19,390	$26,954

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$345	$340	$244
Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
Value of shares repurchased through employee loan
repayments	$282	$-	$-

See accompanying notes to the consolidated financial statements.

 ZiLOG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Deferred Stock Compen-	Additional Paid-in	Treasury	Other Compre- hensive	Accumu- lated	Total Stock- holders'
	Shares	Amount	sation	Capital	Stock	Income	Deficit	Equity
Balance at March 27, 2005	16,270	$177	$(404)	$122,150	$(7,094)	$-	$(56,895)	$57,934
Issuance of restricted shares	220	-	(570)	570	-	-	-	-
Issuance of common stock under employee stock
purchase plan	65	2	-	168	-	-	-	170
Deferred stock compensation cancellations	-	-	72	(72)	-	-	-	-
Amortization of restricted shares	-	2	79	-	-	-	-	81
Purchase of treasury shares	(17)	-	-	-	(80)	-	-	(80)
Stock-based compensation expense	47	-	257	382	-	-	-	639
Net loss and comprehensive loss	-	-	-	-	-	-	(16,887)	(16,887)
Balance at March 31, 2006	16,585	181	(566)	123,198	(7,174)	-	(73,782)	41,857
Issuance of common stock under stock option plans	121	1	-	247	-	-	-	248
Issuance of restricted shares	91	-	-	-	-	-	-	-
Issuance of common stock under employee stock								-
purchase plan	93	1	-	247	-	-	-	248
Restricted shares cancelled	(76)	-	-	-	-	-	-	-
Stock-based compensation expense	26	-	-	1,432	-	-	-	1,432
Adoption of FAS123R	-	-	566	(566)	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(9,038)	(9,038)
Balance at March 31, 2007	16,840	183	-	124,558	(7,174)	-	(82,820)	34,747

Adoption of FIN48	-	-	-	-	-	-	321	321
Issuance of common stock under stock option plans	101	2	-	311	-	-	-	313
Issuance of common stock under employee stock								-
purchase plan	53	-	-	166	-	-	-	166
Restricted shares cancelled	(25)	-	-	-	-	-	-	-
Repurchase of treasury shares	(73)				(282)	-		(282)
Stock-based compensation expense	27	-	-	803	-	-	-	803
Comprehensive loss:
Other comprehensive income - defined benefit plan	-	-	-	-	-	102	-	102
Net loss							(9,291)	(9,291)
Total comprehensive loss	-	-	-	-	-		-	(9,189)
Balance at March 31, 2008	16,923	$185	$-	$125,838	$(7,456)	$102	$(91,790)	$26,879

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

Basis of Presentation

The consolidated financial statements include the accounts of ZiLOG, Inc. and its subsidiaries. All significant transactions and accounts between the Company and these subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to prior-period balances to present the consolidated financial statements on a consistent basis with the current year presentation. Any reference to year pertains to the fiscal year unless otherwise indicated.

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

Revenue Recognition

Revenue from product sales to direct customers is recognized when evidence of an agreement exists, customers or their agents receive the product and title transfers, and collection of amounts due is reasonably assured. Appropriate allowances for returns, discounts and warranty costs are recorded concurrent with revenue recognition.

The Company also licenses technology for certain of its products and receives payment in the form of royalties. Typically, licensees provide shipment and royalty information when the payment is remitted, usually 60 days subsequent to the end of the quarter in which shipments are made. The Company records royalty revenues as net sales when the cash is received from the licensees.

Revenue on shipments to distributors who have rights of return and/or price protection on unsold merchandise held by them is deferred until products are resold by the distributors to end users. Although revenue is deferred until it is resold, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as "Deferred income on shipments to distributors."

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money market funds, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. As of March 31, 2008, the Company had $3.9 million invested in auction rate preferred securities ("ARPS"). Subsequent to March 31, 2008, the Company has received $2.0 million in cash from redemptions at par of its ARPS. These redemption proceeds are included in cash and cash equivalents on the consolidated balance sheet as of March 31, 2008. The Company's remaining investment in ARPS of $1.9 million is classified as long term investments at full par value on the consolidated balance sheet as of March 31, 2008. Refer to Note 13 of notes to consolidated financial statements for details regarding the classification and subsequent event.

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

The Company's sales to direct customers consist of gross product sales reduced by expected future sales returns and price allowances. To estimate sales returns and price allowances, the Company analyzes historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

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

As of March 31, 2008 the Company held $3.9 million in auction rate securities ("ARPS"). Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for these ARPS have been unsuccessful. Subsequent to March 31, 2008, the Company has received $2.0 million from redemptions of its ARPS which have been included in cash and cash equivalents as of March 31, 2008. The remaining $1.9 million have been classified as long term investments and accrue interest pending their redemption or sale. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by the Company by 200 to 300 percent. The Company believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, the Company may be required to record an impairment charge against the value of its ARPS holdings.

The Company's customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to financial losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. As of March 31, 2008 and March 31, 2007, respectively, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess or obsolete inventory are released only upon sale, scrap or other disposition of reserved inventory. Inventories, net of provisions, consist of the following (in thousands):

	Mar. 31,	Mar. 31,
	2008	2007
Raw materials	$447	$594
Work-in-process	5,924	5,920
Finished goods	2,042	1,983
Net Inventory	$8,413	$8,497

Property, Plant and Equipment and Intangibles

Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment.

Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense for property, plant and equipment was $3.0 million, $3.1 million and $2.6 million for the twelve months ended March 31, 2008, twelve months ended March 31, 2007 and twelve months ended March 31, 2006, respectively. The Company did not have any assets leased under capital leases during the periods indicated.

Property, plant and equipment consist of the following (in thousands):

	Mar. 31,	Mar. 31,
	2008	2007
Property, plant and equipment at cost:
Land, buildings and leasehold improvements	$2,789	$2,813
Machinery and equipment	9,735	12,008
	12,524	14,821
Less accumulated depreciation and amortization	(5,920)	(8,303)
Net property, plant and equipment	$6,604	$6,518

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

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the third quarter of 2008, and we perform this test in the fourth quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Other Accrued Liabilities

The following table further details "other accrued liabilities" (in thousands):

	Mar. 31,	Mar. 31,
	2008	2007
Accrued audit fees	$30	$180
Accrued legal costs	876	876
Accrued special charges	489	1,215
Other	699	570
Other accrued liabilities	$2,094	$2,841

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

Advertising Expenses

The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses were approximately $0.5 million, $0.5 million and $1.4 million for the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in cost of sales.

 Research and Development Expenses

The Company's policy is to record all research and development expenditures with no future alternative use, as period expenses, when incurred. Research and development expenditures incurred and expensed were $16.5 million for the twelve months ended March 31, 2008, $20.5 million for the twelve months ended March 31, 2007 and $21.1 million for the twelve months ended March 31, 2006.

Stock Awards

Effective April 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the 2004 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under APB 25 and SFAS 123 for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company elected to adopt SFAS 123R using the modified prospective transition method utilizing the single option attribution approach, which requires the application of the accounting standards as of April 1, 2006, the first day of the Company's fiscal year 2007. In accordance with the modified prospective transition method, the Company's prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company's consolidated financial statements as of and for the twelve months ended March 31, 2008 and March 31, 2007 reflect the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for employee equity awards in accordance with APB 25 and SFAS 123 and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25," issued in March 2000, to account for its fixed plan options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," established accounting and disclosure requirements using a fair-value method of accounting described below. For purposes of both financial statement and proforma disclosure, the amortization of the stock-based compensation was allocated over the vesting period on a straight-line basis. The Company had applied the principles of Financial Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option." Under this technical bulletin, the fair value method of accounting was used to account for shares issued to employees under the Company's employee stock purchase plan.

The following table illustrates the effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based compensation during the twelve months ended March 31, 2006, (in thousands, except per share data):

Stock Options
Twelve Months Ended
Mar. 31,
2006
Net loss, as reported	$(16,887)
Add: stock-based employee compensation expense
included in reported net loss	716
Deduct: total stock-based employee compensation
expense determined under fair-value-based method
for all awards	(1,996)
Net loss, pro forma	$(18,167)

Net loss Per Share
Basic and diluted - as reported	$(1.03)
Basic and diluted - pro forma	$(1.11)

Number of shares used in computing net loss per share
Basic and diluted - as reported	16,388
Basic and diluted - pro forma	16,388

For the twelve months ended March 31, 2006, stock based compensation expense was $0.3 million and would have been $0.7 million if we had applied SFAS123R. As a result of adopting SFAS 123R, the Company's net loss before income taxes and net loss for the twelve months ended March 31, 2006 would be $1.0 million greater than if it had continued to account for share-based compensation under APB 25 and SFAS 123. Basic and diluted net loss per share for the twelve months ended March 31, 2006 would be $0.06 greater, than if the Company had continued to account for share-based compensation under APB 25 and SFAS 123.

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

Stock Options
	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Annual average risk-free interest rate	3.8%	4.7%	4.9%
Estimated life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.3%	45.9%	54.2%

The weighted-average exercise price of options granted and the weighted-average fair value of employee stock purchases are as follows:

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Weighted-average exercise price of options granted
during the period	$3.49	$4.07	$2.80
Weighted-average fair value of employee stock
purchases under employee stock purchase plan
during the period	$3.18	$2.66	$3.05

The fair value of shares purchased under the 2004 Employee Stock Purchase Plan was estimated at the date of each offering period using the Black-Scholes pricing model. The following assumptions were used:

Employee Stock Purchase Plan
	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Risk-free interest rate	3.5%	4.8%	3.9%
Estimated life in years	0.8	0.6	0.5
Dividend yield	0.0%	0.0%	0.0%
Volatility	38.6%	50.6%	54.2%

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and expects there will be no material impact of this adoption on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 and expects there will be no material impact of this adoption on the Company's financial statements.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

The Company has adopted the provisions of SFAS 142, under which goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. In connection with its reorganization in 2002, the Company recorded a valuation allowance against deferred tax assets and recorded deferred income tax liabilities and income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." These tax contingencies were primarily attributable to the Company's reorganization of MOD III. During the periods presented, the Company reassessed and updated its deferred income tax liabilities and income tax contingencies requirements and reduced the associated liabilities as an adjustment to goodwill as presented in the table below. In addition, reductions in the valuation allowance that were established as liabilities on the consolidated balance sheets under fresh-start reporting in 2002 have been recorded as a reduction in the carrying value of goodwill as shown in the table as follows (in thousands):

Goodwill

Balance at March 31, 2006	$6,740
Goodwill adjustments during 2007	(4,529)
Balance at March 31, 2007	2,211
Goodwill adjustments during 2008	-
Balance at March 31, 2008	$2,211

Intangible assets established in connection with the Company's fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily related to existing technology and brand name), are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 3 to 10 years. Changes in the carrying value of separable intangible assets for the periods indicated are as follows (in thousands):

	Existing	Brand	Total
	Technology	Name	Intangibles
Balance at March 31, 2006	$523	$4,250	$4,773
Amortization during fiscal 2007	(351)	(933)	(1,284)
Balance at March 31, 2007	172	3,317	3,489
Amortization during fiscal 2008	(124)	(836)	(960)
Balance at March 31, 2008	$48	$2,481	$2,529

The anticipated amortization schedule for the remaining years of these separable intangible assets is as follows (in thousands):

	Existing	Brand	Total
Fiscal Year	Technology	Name	Amortization
2009	$48	$753	$801
2010	-	680	680
2011	-	617	617
2012	-	430	430
	$48	$2,480	$2,528

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

In April 2004, the Company announced the closure of its MOD II 5-inch wafer manufacturing facility in Nampa, Idaho. In association with this decision, the Company recorded net special charges of $6.9 million reflecting the impairment of long-lived assets and costs to cease operations, and $1.8 million for employee severance costs. MOD II production ceased on July 9, 2004, whereby the majority of the products previously manufactured in MOD II were transferred to X-FAB in Lubbock, Texas. The Company is now operating under our stated strategy as a fabless semiconductor company.

In July 2004, MOD III sold its production equipment to STMicroelectronics, Inc. At the completion of the sale in September 2004, ZiLOG, Inc. received approximately $4.9 million for reimbursement of sustaining costs incurred, which was recorded as an offset to special charges and credits.

In September 2004, the Company sold all of its wafer manufacturing equipment and certain other manufacturing support-related assets of our MOD II facility in Nampa, Idaho to STMicroelectronics, Inc. for an aggregate cash consideration of $5.9 million, net of selling costs and expenses. The Company recorded a net gain of $1.7 million in connection with the sale. The remaining assets of MOD II primarily consist of land and buildings, which were classified as assets held for sale on the Company's consolidated balance sheets. In May 2007, the Company sold the MOD II facility for a net sales price of $3.1 million.

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

NOTE 4. SPECIAL CHARGES AND CREDITS

Fiscal 2008 Special Charges and Credits Analysis

As part of the Company's ongoing efforts to reduce costs and streamline activities, in November 2007, the Company initiated a plan to outsource its test operations currently performed in its Philippines facility to third parties. The Company also reorganized certain of its sales offices and relocated its corporate headquarters to a new facility in San Jose, California. During fiscal 2008, the Company incurred $1.3 million of severance, benefits related costs, transition, conversion and equipment costs related to its test outsourcing activity and other reorganization costs including the relocation to its new corporate headquarters facility, $0.9 million for severance, benefits and other costs related to its research and development site consolidation activities, $0.3 million of period expenses were incurred to sustain the dormant MOD II facility until it was sold in May 2007 for a net sales price of $3.1 million, partially offset by $0.5 million credit primarily representing a refund received from its Philippines defined benefit plan.

Fiscal 2007 Special Charges and Credits Analysis

As part of the Company's ongoing efforts to reduce costs and streamline activities, in March 2007, a plan of action was initiated to consolidate certain research and development activities and transfer certain of these activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities. During fiscal 2007, the Company incurred $1.0 million of severance and benefits costs related to this restructuring activity, which have been recorded as special charges. Other severance and benefit related costs of $0.8 million were incurred as a result of changes in Company's CEO position including departure costs for the Company's former CEO and new hire costs for the Company's current CEO, Darin G. Billerbeck. In addition, the Company continued to incur period expenses of $0.6 million to sustain the dormant MOD II facility included in assets held for sale on the consolidated balance sheets as of March 31, 2007. In May 2007, the MOD II facility was sold for a net sales price of $3.1 million.

Fiscal 2006 Special Charges and Credits Analysis

In April 2005, the Company initiated a plan of action to consolidate certain of its support activities and transfer certain of these activities to its Philippines operations. These activities have resulted in lower overall support costs. Total severance and benefits costs of $1.7 million related to a reduction-in-force and support activity consolidation were recorded as special charges during fiscal 2006; the remaining amount was recorded over the terminated employees' required service periods, which was ultimately completed during the quarter ended June 30, 2006. During fiscal 2006, the Company incurred $2.4 million of special charges, including the net reimbursement of $0.8 million of MOD III sustaining and maintenance costs and period expenses of $0.7 million to sustain the dormant MOD II facility until it was sold.

The following table details the beginning balance as of March 31, 2006 and the accrued special charges for the periods indicated (in thousands):

	Severance
	and	MOD II
	Termination	Closure
	Benefits	Costs	Total
Balance at March 31, 2006	$35	$85	$120
Provisions to special charges	1,867	612	2,479
Cash payments	(687)	(697)	(1,384)
Balance at March 31, 2007	1,215	-	1,215
Provisions to special charges	1,726	248	1,974
Cash payments	(2,452)	(248)	(2,700)
Balance at March 31, 2008	$489	$-	$489

Special charges and credits in fiscal 2008, fiscal 2007 and fiscal 2006 were as follows (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Asset impairments:
MOD II asset impairment (a)	$-	$-	$490

Restructuring of operations:
Reorganization and test operations outsourcing	1,331	-	-
Engineering consolidation severance, benefits and other	921	1,082	-
Defined benefit plan refund and other	(526)	-	-
MOD II sustaining and other selling costs	248	612	730
Other employee severance and termination benefits	-	785	1,657
MOD III sustaining costs for post-closure maintenance	-	-	412
MOD III reimbursement of maintenance costs (a)	-	-	(808)
Professional fees (reimbursement) for debt restructuring	-	-	(66)
Total special charges and credits	$1,974	$2,479	$2,415

a) Asset impairment items and reimbursements were not included in the provisions to special charges in the first table

NOTE 5. RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were $0.2 million for the twelve months ended March 31, 2008, $0.1 million for the twelve months ended March 31, 2007 and approximately $0.2 million for the twelve months ended March 31, 2006. There were no discretionary contributions made in the twelve months ended March 31, 2008, twelve months ended March 31, 2007 and the twelve months ended March 31, 2006, respectively.

The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. As of March 31, 2008, the pension plan was over-funded by approximately $0.1 million which is classified as other assets on the consolidated balance sheet. The over-funded position generally reflects a decline in the number of employees who are eligible for entitlements under the plan, coupled with increased returns on the plan assets that are greater than the increase in the employees' entitlement liabilities. In April 2007, the Company requested, and was granted, certain contribution refunds and in May 2007, the Company received $0.7 million. The cash refund was recorded as a credit in the consolidated statements of operations in the quarter ending June 30, 2007.

During fiscal 2008, $0.1 million is included as a reclassification adjustment of other comprehensive income as a result of being recognized as a component of net periodic benefit costs for fiscal 2008. The amount recognized in other comprehensive income includes $0.7 million of net actuarial loss and no prior service costs or credits. During fiscal 2008, the net transition obligation recognized as a reclassification adjustment of other comprehensive income as a result of being recognized as a component of net periodic benefit costs is approximately $3,000. During fiscal 2009, the Company expects to receive approximately $0.7 million of plan assets as entitlement benefits for terminated employees related to the Company's restructuring and outsourcing activities in its Philippines operations.

The Company adopted SFAS 158, which supersedes the previous accounting under SFAS 87 and its associated literature, for the fiscal year ended March 31, 2008.

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

At March 31, 2008, a total of 279,679 shares of the Company's common stock have been purchased under the 2004 ESPP, leaving a total of 970,321 shares available to be purchased.

Stock Repurchase Programs

The Company's Board of Directors approved the 2003 stock repurchase program on April 17, 2003, under which the Company may repurchase up to 500,000 shares of its outstanding common stock. As of March 31, 2008, the Company had repurchased 405,164 shares of its common stock under this program from employees, former employees and others, pursuant to repurchase rights, at an aggregate cost of $2.1 million.

The Company's Board of Directors approved the 2004 stock repurchase program on July 29, 2004, pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. As of March 31, 2008, the Company had repurchased 572,100 shares under this program at an aggregate cost of $4.4 million.

Other stock repurchases were approved by the Board of Directors and include the repurchase of 92,735 shares of common stock from a former officer in 2004 at a fair market purchase price of $6.20 per share in consideration for the repayment of loans payable to the Company totaling $0.6 million, the repurchase of 17,389 shares from former employees during fiscal 2006, as consideration for the repayment of loans payable to the Company totaling less than $0.1 million and the repurchase of 73,151 shares during fiscal 2007 from the Company's Chief Financial Officer, Perry J. Grace, as consideration for the repayment of loans payable to the Company totaling less than $0.3 million.

As of March 31, 2008, stock repurchases for the 2003 and 2004 stock repurchase programs and other stock repurchases totaled 1,160,539 shares with a net aggregate cost of $7.5 million, which are comprised of the following:

	Treasury Shares Outstanding
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
2003 Repurchase Program	405,164	405,164	405,164
2004 Repurchase Program	572,100	572,100	572,100
Other Repurchases	183,275	110,124	110,124
Ending Balance	1,160,539	1,087,388	1,087,388

Net aggregate cost	$ 7,456	$ 7,174	$ 7,174

2004 Omnibus Stock Incentive Plan

The 2004 Omnibus Stock Incentive Plan (the "2004 Plan") was adopted by the Compensation Committee of the Company's Board of Directors on December 17, 2003 and was approved by the Company's stockholders on February 12, 2004. The 2004 Plan became effective on March 10, 2004. The 2004 Plan was amended and approved by the Company's stockholders on September 6, 2007. Under the 2004 Plan, the committee may grant incentive stock options ("ISO"), non-statutory stock options ("NSO") or restricted shares to certain employees, officers, directors, advisors and consultants of the Company who may purchase up to 3,000,000 shares of the Company's common stock, par value $0.01 per share.

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

  Lease termination costs;

  Termination and exit charges; and

  MOD III closure costs.

At March 31, 2008, 123,309 shares of common stock out of a total of 181,753 EBITDA-linked options outstanding (granted, net of cancellations and exercises) were vested. EBITDA-linked options vested as of May 15, 2008, even though the adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

Restricted Stock

The Company is permitted to grant up to 1,220,930 restricted shares of common stock under the Omnibus Plan. The restricted shares granted vest in accordance with the terms stipulated for each individual grant as approved by the Compensation Committee of the Company's Board of Directors at the time of grant.

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

There were no outstanding loans to officers of the Company at March 31, 2008. At March 31, 2007 aggregate employee loans outstanding were $0.3 million and this amount is classified as other assets in the accompanying consolidated balance sheets.

Stock-based Compensation

For the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006, respectively, the Company recorded $0.8 million, $1.4 million and $0.7 million, respectively, of stock-based compensation expense. This included stock-based compensation expense associated with the awards of restricted stock during May 2002 to certain employees, executives and consultants at purchase prices below their deemed fair market value at the date of grant. The restrictions on the shares of restricted stock lapsed 25% on the award date, which was May 15, 2002, and 25% on each of the first three anniversaries following the award date. Compensation expense for employee stock awards was measured on the award date and was recognized over three years as these restrictions have since lapsed. Compensation expense for stock awards to consultants was re-measured at each balance sheet date until the awards were fully vested and the expense recognized over the vesting periods.

Stock Plan Activity

A summary of the Company's stock plan activity for the periods indicated is as follows:

				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	($000's)
	Available	Options	Exercise Price	Contractural Term	Aggregate
	for Grant	Outstanding	(per share)	(in years)	Intrinsic Value
Balance as of March 27, 2005	1,031,867	2,142,610	$ 7.57	8.62	$451
Restricted shares granted	(267,176)	-	0.01
Options granted	(401,615)	401,615	2.80
Options cancelled	740,916	(740,916)	7.71
Restricted shares repurchased	17,389	-	4.60
Balance as of March 31, 2006	1,121,381	1,803,309	6.45	8.02	$ 247
Restricted shares granted	(116,386)	-	0.01
Options granted	(777,050)	777,050	4.07
Options exercised	-	(122,067)	2.04
Options cancelled	672,235	(672,235)	6.88
Restricted shares cancelled	75,500	-	0.01
Balance as of March 31, 2007	975,680	1,786,057	5.55	7.99	$ 782
Approved shares added to plan	1,500,000	-	-
Restricted shares granted	(27,114)	-	-
Options granted	(761,923)	761,923	3.49
Options exercised	-	(100,670)	3.08
Options cancelled	364,574	(364,574)	5.73
Restricted shares cancelled	24,350	-	-
Restricted shares repurchased	73,151	-	-
Balance as of March 31, 2008	2,148,718	2,082,736	$ 4.89	7.98	$ 323

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fiscal year ended March 31, 2008 and the exercise price, times the number of shares) that would have been received from the option holders had all option holders exercised their options on March 31, 2008. This amount is expected to change as the fair market value of the Company's stock fluctuates. There were 100,670 options exercised during the twelve months ended March 31, 2008 with a total intrinsic value of $0.3 million. Total intrinsic value of options vested and expected to vest is approximately $0.3 million as of March 31, 2008.

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise		Exercise
	Shares	Contractual	Price	Shares	Price
Range of Exercise Prices	Outstanding	Life (in years)	(per share)	Exercisable	(per share)
$2.16-$2.85	215,438	8.18	$2.73	78,294	$2.66
$3.16-$3.16	433,283	9.69	3.16	-	-
$3.22-$3.85	226,702	9.05	3.65	41,841	3.42
$3.91-$4.29	154,114	7.76	4.06	70,310	4.06
$4.31-$4.31	400,000	8.83	4.31	116,667	4.31
$4.41-$5.43	87,813	8.35	4.60	33,460	4.69
$5.52-$5.52	301,796	5.27	5.52	126,279	5.52
$6.20-$12.44	252,640	5.85	11.18	246,592	11.21
$13.58-$13.58	9,200	5.85	13.58	9,200	13.58
$14.30-$14.30	1,750	5.81	14.30	1,750	14.30
$2.16-$14.30	2,082,736	7.98	$4.89	724,393	$6.78

Options that were exercisable as of March 31, 2008, 2007 and 2006 were 724,393, 625,922 and 874,230, respectively.

Stock-Based Compensation

The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over four years and expire ten years from the grant-date.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the respective expense categories of the Company's consolidated statements of operations (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
Expense Category	2008	2007	2006

Cost of sales	$126	$66	$-
Research and development	264	290	-
Selling, general and administrative	413	1,076	716
	$803	$1,432	$716

No income tax benefit was realized from stock option exercises during the twelve months ended March 31, 2008, 2007 and 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average exercise price of options granted for the twelve months ended March 31, 2008, 2007 and 2006, were $3.49, $4.07 and $2.80 per share, respectively.

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model based on the following weighted-average assumptions:

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Annual average risk-free interest rate	3.8%	4.7%	4.9%
Estimated life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.3%	45.9%	54.2%

The weighted-average exercise price of options granted and the weighted-average fair value of employee stock purchases are as follows:

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Weighted-average exercise price of options granted
during the period	$3.49	$4.07	$2.80
Weighted-average fair value of employee stock
purchases under employee stock purchase plan
during the period	$3.18	$2.66	$3.05

The fair value of employee stock purchases was estimated using the Black-Scholes valuation pricing model based on the following weighted-average assumptions:

Employee Stock Purchase Plan
	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Risk-free interest rate	3.5%	4.8%	3.9%
Estimated life in years	0.8	0.6	0.5
Dividend yield	0.0%	0.0%	0.0%
Volatility	38.6%	50.6%	54.2%

The computation of expected volatility for the twelve months ended March 31, 2008 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2008, $1.8 million of total unrecognized compensation costs related to stock options are expected to be recognized over a weighted- average remaining period of 2.8 years. The total unrecognized compensation costs related to RSAs as of March 31, 2008 of $0.2 million are expected to be recognized over a weighted-average remaining period of 1.0 years.

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

This transaction represented the sale of the remaining assets of MOD III and, as such, the shareholders voted to liquidate the special purpose entity and distribute the remaining net proceeds to its Series A Preferred shareholders at the conclusion of that process. The remaining net proceeds of $2.8 million were distributed to holders of MOD III Series A Preferred stock upon the liquidation of the subsidiary in October 2006. The distribution to the MOD III shareholders was net of reimbursement to ZiLOG, Inc. for costs incurred to maintain the facility.

NOTE 8. SHORT TERM DEBT

During the fiscal year ended March 31, 2008, the Company entered into a short term financing agreement totaling $1.4 million. Borrowings on the agreement bear interest at a rate per annum equal, at the Company's option, to the Lender's stated prime rate or LIBOR, plus 1.75%. As of March 31, 2008, the Company had $0.7 million of borrowings outstanding under this agreement and $0.3 million of standby letters of credit, respectively, issued to vendors. The Company had no borrowings or letters of credit outstanding as of March 31, 2007 and 2006.

NOTE 9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share data):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2008	2007	2006
Net loss, as reported	$(9,291)	$(9,038)	$(16,887)

Weighted-average shares outstanding	16,893	16,665	16,388
Less: Weighted-average shares subject to repurchase	-	-	-
Weighted-average shares used in computing basic
and diluted net loss per share	16,893	16,665	16,388

Basic and diluted net loss per share	$(0.55)	$(0.54)	$(1.03)

At March 31, 2008, March 31, 2007 and March 31, 2006, options to purchase $2.1 million, 1.8 million and 1.8 million shares of common stock, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

NOTE 10. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
United States	$(1,152)	$(2,100)	$(9,754)
Foreign	(6,840)	(4,750)	(5,221)
Total loss before provision for income taxes	$(7,992)	$(6,850)	$(14,975)

The provision for income taxes consists of the following (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Federal
Current	$1,069	$(226)	$(619)
Deferred	-	1,760	1,893
	1,069	1,534	1,274

Foreign
Current	230	654	638
	230	654	638

Total provision for income taxes	$1,299	$2,188	$1,912

The provision for income taxes differs from the amount computed by applying the statutory income tax rate of 34% to income (loss) before taxes. The provision and tax effects of the differences are as follows (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Computed expected benefit	$(2,708)	$(2,329)	$(5,126)
Foreign taxes	2,614	628	576
Foreign losses (benefited) not benefited	-	(93)	225
Deferred tax assets not benefited	1,278	1,880	4,551
Amortization of deferred income tax charge	1,320	1,760	1,706
Stock-based compensation not deductible	-	488	250
Non-deductible items	-	71	100
Other	(1,205)	(217)	(370)
Total provision for income taxes	$1,299	$2,188	$1,912

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	Mar. 31,	Mar. 31,
	2008	2007
Deferred tax liabilities:
Intangible assets	$(1,791)	$(2,235)
Other	(838)	-
Total deferred tax liabilities	(2,629)	(2,235)

Deferred tax assets:
Net operating loss carryforwards	16,403	13,500
Accruals and allowances not currently deductible	3,186	2,131
Deferred revenue	1,219	1,738
Tax credit carryforwards	271	4,416
Property, plant and equipment	3,018	4,190
Total deferred tax assets	24,097	25,975
Net deferred tax assets	21,468	23,740
Valuation allowance	(21,468)	(23,740)
Deferred income taxes	$-	$-

Balance Sheet Presentation - Deferred Tax Assets & Liabilities:

	Mar. 31,	Mar. 31,
	2008	2007
Total deferred tax assets:	$2,629	$2,235
Less: non-current portion - deferred tax asset	(2,366)	(1,826)
Net current deferred tax assets	$263	$409

Total deferred tax liabilities:	$(2,629)	$(2,235)
Less: non-current portion - deferred tax liability	2,366	1,826
Net current deferred tax liability	$(263)	$(409)

A valuation allowance is required to be recorded if in management's judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset.  Accordingly, deferred tax assets have been recognized only to the extent of deferred tax liabilities. The valuation allowance decreased by approximately $2.3 million for the twelve months ended March 31, 2008 as compared to the twelve months ended March 31, 2007. This net decrease was primarily attributable to the increases in the FIN 48 reserve for tax credits.

The Company has federal and state net operating loss carry forwards ("NOLs") of $36.2 million and $61.4 million, respectively. The federal NOLs will begin to expire in 2024 if not utilized, and the state NOLs will begin to expire in 2013, if not utilized.

The Company has federal and state research and development tax credit carry forwards of approximately $2.7 million and $1.4 million, respectively. If not utilized, the federal tax credit carry forward will begin to expire in 2025. The California tax credit can be carried forward indefinitely.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN48") effective April 1, 2007. In connection with the adoption of FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment in the twelve months ended March 31, 2008 related to the adoption of FIN 48 resulting in a decrease in the liability for unrecognized tax benefits of $0.6 million and a corresponding decrease in accumulated deficit. As of March 31, 2008, the total amount of unrecognized tax benefits was approximately $5.2 million of which $4.6 million recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.7 million which if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands)

Balance at April 1, 2007	$3,262
Additions based on tax positions related to the current year	54
Additions for tax positions of prior years	102
Reduction for tax positions of prior years	(797)
Other - Gross DTA reserve with full valuation allowance that was not identified previously	2,546
Balance at March 31, 2008	$5,167

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. The total amount of interest and penalty recognized in the twelve months ended March 31, 2008 is $0.1 million.

The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations and as a result the proper amount of tax liability may be uncertain.

Tax authorities may challenge the allocation of profits between the Company's subsidiaries and may challenge certain tax benefits claimed on its tax returns, and the Company may not prevail in any such challenge.  If the Company were not to prevail, it could be subject to higher tax rates or lose certain tax benefit that could result in a higher tax rate.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years beginning in 2001 through 2007 remain open in various taxing jurisdictions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. At March 31, 2008, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $6.8 million as such earnings are considered permanently reinvested. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings are not reinvested indefinitely.

In connection with its reorganization in 2002, the Company recorded income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." These contingencies were attributable to the Company's reorganization and included contingent liabilities related to the establishment of the MOD III special purpose subsidiary. The Company reverses the contingent liabilities previously recorded as the statute of limitations expires. For the twelve months ended March 31, 2008 and the twelve months ended March 31, 2007, the Company recorded a reversal of zero and $4.5 million, respectively, of these contingencies from long-term liabilities, with a resulting reduction in goodwill from $6.7 million as of March 31, 2006, to $2.2 million as of March 31, 2007 and March 31, 2008.

During the twelve months ended March 31, 2008, the twelve months ended March 31, 2007 and the twelve months ended March 31, 2006 the Company's income tax provision was $1.3 million, $2.2 million and $1.9 million, respectively, which primarily reflects amortization of deferred charges, which have been fully amortized as of March 31, 2008 and provisions for taxes in certain profitable foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where its foreign subsidiaries operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Some of the Company's leases for facilities and equipment are under non-cancelable operating leases, which expire in fiscal year 2009 through 2014. The facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases, and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable operating leases at March 31, 2008 are as follows (in thousands):

Operating
Fiscal Year	Leases
2009	$1,615
2010	989
2011	695
2012	725
2013	423
Thereafter	69
Total minimum lease payments	$4,516

Commitments

 The Company is responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $1.9 million, $2.1 million and $2.4 million, respectively, for the twelve months ended March 31, 2008, March 31, 2007 and March 31 2006.

The Company generally makes purchases under cancelable purchase orders and does not enter into long-term supply agreements. Certain of its wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to the Company's specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2008 (in thousands):

		Within
	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$4,447	$1,615	$1,684	$1,148
Purchase obligations	6,716	4,821	1,865	30
Total	$11,163	$6,436	$3,549	$1,178

Contingencies

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed, and currently infringes, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, the Company filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, the Company received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, the Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on its financial position, results of operations and/or cash flows.

On December 1, 2006, the Company filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel")  in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). The Company alleges that Altera and Actel have infringed, and currently infringe, its patent numbered 4,670,749 which the Company believes to be the fundamental patent for programmable logic. The Company claims that Altera's and Actel's products infringe these patents and are seeking unspecified damages and costs, including attorneys' fees.  Actel settled their case with the Company on June 11, 2007 for an undisclosed amount.  The case against Altera is currently on stay pending reexamination of the patent in suit.

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against the Company in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that the Company has infringed, and currently infringes, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of the Company's, including its eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities, and be required to change its business practices. Either of these could have a material adverse effect on its financial position, results of operations or cash flow.

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

From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third-party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2008. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under SFAS Interpretation No. 45." Under SFAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2008, no such amounts are accrued.

NOTE 12. RELATED PARTY TRANSACTIONS

In 2002, the Company entered into employment agreements with each of its then named executive officers. In June 2002, prior to the issuance of the Sarbanes-Oxley Act, loans were made to certain executive officers and certain other employees and consultants to pay the income taxes due on the restricted shares of common stock that were granted to them. At March 31, 2008 no loans were outstanding to executive officers, employees or consultants. At March 31, 2007 total loans outstanding were $0.3 million, and are included in other assets on the consolidated balance sheets. Each loan recipient pledged the shares of restricted stock as collateral for these loans pursuant to their stock pledge agreements. All such loans come due five years from the date of issuance and bear interest at 5.5% per annum.

In March 2007, the Company's Executive Vice President of Engineering and Operations, Norman G. Sheridan, paid $72,590 in cash to satisfy all of his outstanding loans and interest.

In May 2007, a former consultant paid cash to satisfy an outstanding loan payable to the Company in the amount of $55,000 plus interest.

In September 2007, the Company repurchased 73,151 shares from its Chief Financial Officer, Perry J. Grace to satisfy an outstanding loan plus interest payable to the Company in the amount of $0.3 million.

NOTE 13. SUBSEQUENT EVENTS

As of March 31, 2008, the Company had $3.9 million invested in ARPS. In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and ARPS could not be successfully sold. Subsequent to March 31, 2008, the Company received $2.0 million in cash from redemptions at par of its ARPS. These redemptions have been included in cash and cash equivalents on the consolidated balance sheet as of March 31, 2008. The Company's remaining investment in ARPS of $1.9 million has been classified as long term investments at full par value on its consolidated balance sheet as of March 31, 2008. The Company believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, the Company may be required to record an impairment charge against the value of its ARPS holdings.

NOTE 14. GEOGRAPHIC AND SEGMENT INFORMATION

Beginning in May 2002, ZiLOG consolidated its business segments into one reportable segment to reflect the change in the manner in which its chief operating decision maker allocates resources and assesses the performance of the Company's business. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and direct customer accounts including original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in a broad range of market segments. The Company's operations outside the United States consist of a final test and global support facility in the Philippines and sales and support and design centers in certain foreign countries. Domestic operations are responsible for the design, development and the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine facility is reimbursed in relation to its value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

The Company has two broad current product categories based on product technologies, referred to as new products and 8-bit classic products. These two product categories are within the Company's one reportable segment and can be summarized as follows:

Products	Sample Uses
New products include:
Embedded flash microcontrollers	Motor control, low-power controllers
Universal remote control solutions	Universal remote controls
32-bit Zatara products	Point-of-sale terminal, other secured transactions
8-bit classic products include:
Core 8-bit Microcontrollers and Microprocessors	Security systems, battery chargers, industrial controllers, communications products, treadmills
Serial Communications Controllers	Telephone switches/PBX
Modems	Satellite TV set-top box, POS card validation
IrDA transceivers	PDAs, cell phones
TV, PC peripheral and other products	TV, keyboard, pointing device

The following table summarizes the Company's net sales by region, by channel, and by product category (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
Net sales by region:
Americas	$23,336	$33,684	$31,937
Asia (including Japan)	34,632	37,774	36,350
Europe	9,253	10,591	10,533
Net sales	$67,221	$82,049	$78,820

Net sales by channel:
Direct	$29,400	$36,034	$34,788
Distribution	37,821	46,015	44,032
Net sales	$67,221	$82,049	$78,820

Net Sales by product category:
New products (1)	$36,132	$36,826	$26,932
8 - bit classic products	31,089	45,223	51,888
Net sales	$67,221	$82,049	$78,820

(1) includes 32-bit Zatara, universal remote control solutions and 8-bit embedded flash microcontrollers

Net sales are attributable to the ship-to location of the Company's customers as presented in the following table (in thousands):

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2008	2007	2006
United States	$21,286	$29,935	$27,462
Canada & Mexico	1,481	3,228	4,348
Total North America	22,767	33,163	31,810
Hong Kong (including PRC)	12,120	15,219	15,925
Singapore	10,284	7,722	6,890
Germany	3,742	5,167	5,141
Taiwan	4,498	4,588	3,957
Korea	673	1,088	2,452
Other Foreign Countries	13,137	15,102	12,645
Total International	44,454	48,886	47,010

Total Net Sales	$67,221	$82,049	$78,820

The following table shows the location of long-lived assets (in thousands):

	Mar. 31,	Mar. 31,
	2008	2007
United States	$10,624	$9,740
Philippines	446	990
Other	2,972	3,765
Total long-lived assets	$14,042	$14,495

Major Customers

For the twelve months ended March 31, 2008, two customers, including one distributor and one direct customer, accounted for approximately 25% and 11% of net sales, respectively For the twelve months ended March 31, 2007, two customers, including one distributor and one direct customer, accounted for approximately 23% and 15% of net sales, respectively. For the twelve months ended March 31, 2006, two customers, including one distributor and one direct customer, accounted for approximately 24% and 10% of net sales, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our current and predecessor independent registered public accounting firms.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item relating to the Company's directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from ZiLOG's Proxy Statement for its September 11, 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller and a Code of Ethics for Chief Executive and Senior Financial Officers. The Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive and Senior Financial Officers are available on our website at www.zilog.com under the heading "Corporate Governance" on the Investor Relations page of the website. You may also request a copy of these documents by sending a written request to ZiLOG, Inc. c/o Investor Relations at 6800 Santa Teresa Blvd., San Jose, California 95119.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from ZiLOG's Proxy Statement for its September 11, 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from ZiLOG's Proxy Statement for its September 11, 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from ZiLOG's Proxy Statement for its September 11, 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from ZiLOG's Proxy Statement for its September 11, 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements ans Supplementary Data:

2. Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	80

All other schedules are omitted because the information required to be set forth therein is not applicable or is contained in the consolidated financial statements or notes to the consolidated financial statements.

(b) Not Required.

(c) Exhibits:

The exhibits listed in the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this annual report.

(d) Financial Statements Schedule:

See Item 15 (a)(2) above.

SCHEDULE II

ZiLOG, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
		(Reductions)
	Balance at	Charged to		Balance at
	Beginning	Costs and		Ending
	of Period	Expenses	Deductions	of Period

Twelve months ended March 31, 2008:
Allowance for doubtful accounts	$133	$12	$-	$145

Twelve months ended March 31, 2007:
Allowance for doubtful accounts	$170	$(20)	$(17)	$133

Twelve months ended March 31, 2006:
Allowance for doubtful accounts	$232	$117	$(179)	$170

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 2008.

ZiLOG, INC.

By:	/s/ Darin G. Billerbeck Darin G. Billerbeck President, Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DARIN G. BILLERBECK Darin G. Billerbeck	President, Chief Executive Officer and Director	June 30, 2008

/s/ PERRY J. GRACE Perry J. Grace	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	June 30, 2008

/s/ FEDERICO FAGGIN Federico Faggin	Director	June 30, 2008

/s/ RICHARD L. SANQUINI Richard L. Sanquini	Director	June 30, 2008

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	June 30, 2008

/s/ DAVID G. ELKINS David G. Elkins	Director	June 30, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1(a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1(b)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2(c)	Amended and Restated Bylaws of ZiLOG, Inc.

4.1(d)	Form of common stock certificate.

4. 2(e)	Form of Restricted Stock Purchase Agreement.

4.3(e)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.4(f)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.5(g)	Form of Non-Qualified Option Grant Agreement, Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).

4.6(g)	Form of Non-Qualified Option Grant Agreement, Date of Hire (pursuant to the 2004 Omnibus Stock Incentive Plan).

4.7(g)	Form of Non-Qualified Option Grant Agreement, Fully Vested Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).

10.1(h)	Contract of Lease, dated October 15, 2003, by and between ZiLOG Electronics Philippines, Inc. and Fruehauf Electronics Phils. Corporation.

10.2(i)	Lease, dated as of December 21, 2001, between ZiLOG, Inc. and the Sobrato Group.

10.3(j)	Distributor Agreement, dated October 23, 2002, between ZiLOG, Inc. and Future Electronics, Inc.

10.4(j)	Form of Full-Recourse Promissory Note.

10.5(j)	Form of Stock Pledge Agreement.

10.6(k)	ZiLOG, Inc. 2002 Omnibus Stock Incentive Plan.

10.7(l)	ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan, as amended and restated.

10.8(m)	ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

10.9(n)	Amendment No. 1 to the ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

10.10(n)	Form of Indemnification Agreement between ZiLOG, Inc. and its Directors and Officers.

10.11(o)	Employment Offer Letter dated January 3, 2007 between ZiLOG, Inc. and Darin Billerbeck.

10.12(p)	Form of Change of Control Agreement.

10.13(q)	Change in Control Agreement with Perry J. Grace.

10.14(q)	Change in Control Agreement with Norman G. Sheridan.

10.15(r)	Change in Control Agreement with Darin G. Billerbeck.

21.1	Subsidiaries of ZiLOG, Inc. PDF

23.1	Consent of Armanino McKenna LLP, independent registered public accounting firm. PDF

24.1	Power of Attorney (see the signature pages of this Annual Report).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 30, 2008. PDF

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 30, 2008. PDF

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002, dated June 30, 2008.     PDF

__________________

(a) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on May 15, 2002.

(b) Incorporated herein by reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

(f) Incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed with the Commission on August 14, 2007.

(g) Incorporated herein by reference to the item of same name filed as an exhibit to the Company's quarterly report on Form 10-Q with the Commission on November 10, 2004.

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

(l) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on September 12, 2007.

(m) Incorporated herein by reference to Exhibit 10.33 of the S-1/A (File No. 333-111471) filed with the Commission on February 24, 2004.

(n) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004.

(o) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on January 8, 2007.

(p) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on December 20, 2005.

(q) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on October 16, 2007.

(r) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on December 21, 2007.