Form 10-K/A
period 2008-03-31
ZILOG INC
filed 2008-07-29
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

Note: PDF provided as a courtesy

EXPLANATORY NOTE

This Amendment No. 1 to Form 10−K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the "2008 Form 10−K"), originally filed on June 30, 2008 (the "Original Filing"), of ZiLOG, Inc., a Delaware corporation ("Zilog", the "Company", "our", "we", or "us"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2008.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The members of the Board of Directors as of March 31, 2008, and the committees of the Board on which they serve, are identified below:

Director	Age	Audit Committee	Nominating Committee	Compensation Committee
Robin A. Abrams (1)	57		*	*
Darin G. Billerbeck	48
David G. Elkins (2)	66	*		*
Federico Faggin (3)	67	*	*
Richard L. Sanquini	73	*	*	*

_________

*	Committee member
(1)	Serves as Chairperson of the Compensation Committee
(2)	Serves as Chairperson of the Audit Committee
(3)	Serves as Chairperson of the Nominating Committee and Chairman of the Board

Our Certificate of Incorporation currently authorizes no fewer than five and no more than nine directors. Our Board of Directors is currently comprised of five directors. Our Certificate of Incorporation divides the Board of Directors into three classes— Group I, Group II and Group III—with members of each class serving staggered three-year terms. Our Board of Directors has determined that each of Robin A. Abrams, David G. Elkins, Federico Faggin and Richard L. Sanquini meet the independence requirements under SEC rules and regulations and NASDAQ listing requirements.

Robin A. Abrams has been a director of the Company since March 10, 2004. Ms. Abrams acted as interim Chief Executive Officer of ZiLOG Inc. from August 30, 2006 through January 29, 2007. On February 15, 2007, she was re-appointed to the Compensation Committee and Nominating Committees of the Board of Directors and appointed Chair of the Compensation Committee. From July 2004 until July 2006, Ms. Abrams served as a director and Chief Executive Officer of Firefly Mobile, Inc, a company with a range of products that address the mobile youth market. Prior to joining Firefly Mobile from September 2003 to July 2004, Ms. Abrams was President of Connection to eBay, (an Accenture company), a company that provides strategy, management and customer service, where she also served as a consultant, acting as CEO, from May 2003 to September 2003. Ms. Abrams acted as President and Chief Executive Officer of BlueKite, a provider of bandwidth and optimization software for wireless operators, from May 2001 through January 2003. From July 1999 to March 2003, Ms. Abrams served as Chief Operating Officer of Ventro Corporation, a service provider of business-to-business marketplaces. Ms. Abrams served as the President of Palm Computing Inc. and a Senior Vice President of 3Com Corporation from February 1999 to June 1999. Ms. Abrams served as the President of VeriFone Inc., a secure payment systems company and a subsidiary of Hewlett-Packard, from March 1998 to February 1999, and as the Vice President of the Americas of VeriFone from February 1997 to March 1998. From June 1996 to February 1997, Ms. Abrams was the Senior Vice President of Apple Computer, Inc. Ms. Abrams served on the Board of Directors of BEA Systems until May 2008 and currently serves on the Board of Directors of HCL Technologies and Openwave Systems. Ms. Abrams holds a B.A. in political science and history and a J.D. from the University of Nebraska.

Darin G. Billerbeck was appointed as our President and Chief Executive Officer effective January 29, 2007. On February 15, 2007, the Board of Directors of ZiLOG, Inc. elected Mr. Billerbeck as a member of the Board of Directors to serve until the 2007 Annual Meeting of stockholders and at the 2007 Annual Meeting, Mr. Billerbeck was elected as a director. Previously Mr. Billerbeck served at Intel as Vice President of the flash memory group and as General Manager of Intel's flash products group from 1999 to December 2006. From 1998 to 1999, Mr. Billerbeck headed up design for Intel's flash products group, responsible for flash architecture, design tools automation, software integration, tools validation, lab and strategic planning. From 1988 to 1999, Mr. Billerbeck was director of Intel's manufacturing operations responsible for the technologies used in the sort, assembly, test and packaging of flash products. Prior to joining Intel, Mr. Billerbeck worked for Advanced Micro Devices from 1981 to 1988. Mr. Billerbeck received his bachelor's degree in mechanical engineering from the University of California, Davis in 1981.

David G. Elkins has been a director of the Company since March 10, 2004 and currently chairs our Audit Committee. In 2003, Mr. Elkins retired as President and Co-CEO of Sterling Chemicals, Inc., a chemicals producing company with manufacturing facilities in the U.S. and Canada. Prior to joining Sterling Chemicals in 1998, Mr. Elkins was a senior partner in the law firm of Andrews Kurth LLP, where he specialized in corporate and business law, including mergers and acquisitions, securities law matters and corporate governance matters.  Mr. Elkins currently serves as an independent director of Pliant Corporation, a leading producer of value-added film and flexible packaging products headquartered in Schaumburg, Illinois and Holly Performances Products Inc.  Since 1996 Mr. Elkins has served as business representative and advisor for a large group of private investors in connection with substantial real estate holdings in Nevada and California.  Mr. Elkins holds a J.D. degree from Southern Methodist University and a B.B.A. degree from The University of Texas at Arlington.

Federico Faggin was appointed as a director upon effectiveness of our plan of reorganization on May 13, 2002 and became our Non-executive Chairman of the Board of Directors on February 15, 2007. Mr. Faggin is serving as Chief Executive Officer of Foveon, Inc., a developer of digital photography technology, since August 2003. Mr. Faggin co-founded Synaptics, a developer of custom-designed user interface solutions, and has served as the Chairman of the Board of Synaptics since January 1999. Mr. Faggin served as a director and the President and Chief Executive Officer of Synaptics from March 1987 to January 1999. Mr. Faggin also co-founded Cygnet Technologies, Inc. in 1982 and ZiLOG, Inc. in 1974. Mr. Faggin served as Department Manager in Research and Development at Intel Corporation from 1970 to 1974 and led the design and development of the world's first microprocessor and more than 25 other integrated circuits. In 1968 Mr. Faggin, while employed by Fairchild Semiconductor, led the development of the original MOS Silicon Gate Technology and designed the world's first commercial integrated circuit to use such technology. Mr. Faggin is also a director of a publicly-traded producer of fiber optic-based products, known as photonic processors; Foveon, Inc. Mr. Faggin is the recipient of many honors and awards, including the 1988 International Marconi Fellowship Award, the 1994 IEEE W. Wallace McDowell Award, and the 1997 Kyoto Prize. In addition, in 1996, Mr. Faggin was inducted into the National Inventor's Hall of Fame for the co-invention of the microprocessor. Mr. Faggin holds a doctorate in physics, summa cum laude, from the University of Padua, Italy. Mr. Faggin also holds an honorary doctorate degree in computer science from the University of Milan, Italy.

Richard L. Sanquini was elected as a director in August 2002. Mr. Sanquini presently is a consultant in the semiconductor industry. Mr. Sanquini had a twenty year career at National Semiconductor, where he managed key business units, including microprocessors and microcontrollers, served as chief technology officer, managed business development and intellectual property protection, and was Chairman of two joint ventures in China. Prior to National Semiconductor, he was the President and CEO of Information Storage Devices and General Manager and Director of the memory and microprocessor businesses at RCA. Mr. Sanquini is currently a member of the Board of Directors of Synaptics, LitePoint, G2 Microsystems and SiPort. Mr. Sanquini holds a bachelor's degree in electrical engineering from the Milwaukee School of Engineering, Wisconsin.

DIRECTOR COMPENSATION

The table below summarizes compensation received by our non-employee members of the Board of Directors during fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robin A. Abrams	51,679	5,620	24,089	-	-	-	81,388
Darin G. Billerbeck(3)	-	-	-	-	-	-	-
David G. Elkins	59,637		24,095	-	-	-	83,732
Federico Faggin	21,022	52,916	12,163	-	-	-	86,101
Richard L. Sanquini	32,450	49,404	8,381	-	-	-	90,235

(1) For the fiscal year ended March 31, 2008, each of Ms. Abrams, and Messrs. Faggin and Sanquini were each awarded 951, 13,688 and 12,495 shares of fully vested common stock, respectively, which awards were made on June 8, 2007, for Ms. Abrams, May 11, 2007, August 10, 2007, September 28, 2007, December 28, 2007 and March 31, 2008 for Mr. Faggin and May 4, 2007, August 3, 2007, September 28, 2007, December 28, 2007 and March 31, 2008 for Mr. Sanquini. The dollar value shown above represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2008 for the fair value of options granted in the fiscal year ended March 31, 2008, and prior fiscal years, in accordance with SFAS 123R.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2008 for the fair value of options granted in the fiscal year ended March 31, 2008, and prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to Note 6 to the ZiLOG, Inc. Financial Statements in the Company's Form 10-K for the year ended March 31, 2008 These amounts reflect the Company's accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.

(3) Mr. Billerbeck, President and Chief Executive Officer, does not receive any additional compensation for serving on the Board of Directors.

The aggregate number of option awards outstanding as of March 31, 2008 for Ms. Abrams was 48,431, for Mr. Elkins was 33,431, for Mr. Faggin was 48,310 and for Mr. Sanquini was 46,292.

In the fiscal year 2009 each of our non-employee directors will receive, as compensation for his or her service as a director:

•	An annual retainer of $45,000 per year, payable in equal quarterly installments;
•	A supplemental annual retainer of $10,000 to the non-executive Chairman of the Board of Directors payable in equal quarterly installments;
•	An annual Audit Committee retainer of $10,000 for the committee chair and $6,000 for each other committee member, each payable in equal quarterly installments;
•	An annual Compensation Committee retainer of $5,000 for the committee chair and $3,000 for each other committee member, each payable in equal quarterly installments;
•

A $1,500 fee for each irregular or special board meeting in any year exceeding four, a $1,000 fee for each irregular or special committee meeting in any year exceeding four, and no fees for regularly scheduled meetings of the board or for regular scheduled committee meetings;

•	If requested by the director, a per diem fee of $1,000 for each day spent working on board or committee matters (other than meetings);
•

For each new director, a one-time initial stock option grant of 25,000 shares at fair market value awarded upon initial appointment or election and vesting over four years with 25% vesting on the one-year anniversary and the remaining 75% of the option shares vesting pro-rata on each of the remaining 36 months following the first anniversary of the initial appointment or election;

•	For the non-executive Chairman of the Board of Directors, quarterly stock option grants of 3,750 shares vesting monthly over twelve (12) months; and
•	For each continuing director, quarterly stock option grants of 2,500 shares vesting monthly over twelve (12) months.

Each of the retainers and fees discussed above are payable in cash or, at the election of the director, in any combination of cash and shares of our common stock based on fair market value at the time of issuance.

Compensation to the non-employee directors for their service as directors is not paid pursuant to consulting contracts. Our employee directors currently do not receive any compensation for their service on our Board of Directors.

Executive Officers

Name	Age	Position
Darin G. Billerbeck	47	President and Chief Executive Officer
Perry J. Grace	50	Executive Vice President and Chief Financial Officer
Norman G. Sheridan	45	Executive Vice President of Technology & Operations

Darin G. Billerbeck was appointed President and Chief Executive Officer on January 29, 2007. On February 15, 2007, our Board of Directors elected Mr. Billerbeck as a member of the Board of Directors to serve until the 2007 Annual Meeting of Stockholders and at the 2007 Annual Meeting, Mr. Billerbeck was elected as a director to serve until the 2010 annual meeting. Previously Mr. Billerbeck served at Intel as Vice President of the flash memory group and as General Manager of Intel's flash products group from 1999 to December 2006. From 1998 to 1999, Mr. Billerbeck headed up design for Intel's flash products group, responsible for flash architecture, design tools automation, software integration, tools validation, lab and strategic planning. From 1988 to 1999, Mr. Billerbeck was director of Intel's manufacturing operations responsible for the technologies used in the sort, assembly, test and packaging of flash products. Prior to joining Intel, Mr. Billerbeck worked for Advanced Micro Devices from 1981 to 1988. Mr. Billerbeck received his bachelor's degree in mechanical engineering from the University of California, Davis in 1981.

Perry J. Grace was appointed as our Vice President and Chief Financial Officer in July 2001 and in November 2006 was named as our Executive Vice President Administration. From June 1999 to January 2001, Mr. Grace served as Controller and then Vice President of Finance and Chief Financial Officer for Ramp Networks, an Internet security appliance provider acquired by Nokia in January 2001, for whom he assisted in the post-merger integration through May 2001. Prior to Ramp Networks, Mr. Grace was employed by National Semiconductor from 1987 to 1999, where he held several finance and controller positions, and by Price Waterhouse from 1980 to 1987 in Melbourne, Australia, London, England, and San Jose, California, where he served as an audit manager. Mr. Grace holds a Bachelor of Science degree in Accounting, Business Law and Computer Science from Deakin University in Geelong, Australia, and was admitted to the Institute of Chartered Accountants in Australia in 1983.

Norman G. Sheridan was appointed as our Executive Vice President of Technology and Operations on June 28, 2005. Dr. Sheridan joined ZiLOG in 2000 as its Vice President of Engineering - ICBU. He became a Senior Vice President of the Company's System Development Group in 2002. Prior to joining the Company, Dr. Sheridan was the Director of the Americas for the consulting division of Mentor Graphics Corporation. From 1996 to 2000, Dr. Sheridan worked in the UK as an FAE and later a division manager for Memec, LTD., a semiconductor distribution company. Prior to that Dr. Sheridan managed product development for DSP processors used in a range of sonar applications at Marconi Underwater Systems Ltd. Dr. Sheridan holds a B.Sc. from Imperial College of Science and Technology, University of London, England. He also holds a Masters degree in Microelectronics awarded by Brunel Universities in England, and a Ph.D degree awarded by Brunel University.

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

If any substantive amendments to either the Code of Business Conduct and Ethics or the Code of Ethics for the Chief Executive and Senior Financial Officers are made or any waivers are granted, including any implicit waiver with respect to our Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on the Company's website at www.zilog.com or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

Named Executive Officers

The Compensation Committee's philosophy is generally not to have employment agreements with senior management.

Change in Control Agreements

On October 10, 2007, the Company entered into separate change in control agreements with each of Mr. Grace and Dr. Sheridan. On December 19, 2007, the Company entered into a change in control agreement with Mr. Billerbeck.

The change in control agreement for each of Mr. Grace and Dr. Sheridan is effective as of December 15, 2007 and each provide that in the event of Mr. Grace's or Dr. Sheridan's termination without "cause" or for "good reason" (each as defined therein) during a period two months prior to and twelve months following a "Change in Control" (as defined therein), Mr. Grace or Dr. Sheridan, as the case may be, will be entitled to the following payments and benefits (collectively, the "Change in Control Payments"): (i) a lump sum payment equal to 100% of his annual base salary, (ii) immediate vesting of all of his outstanding and exercisable stock options at the time of termination, and (iii) COBRA continuation coverage for the shorter of twelve (12) months from the date of termination or the date he becomes eligible for health insurance benefits through a subsequent employer.

The change in control agreement for Mr. Billerbeck is effective December 21, 2007 and provides that, in the event of Mr. Billerbeck's termination without "cause" or for "good reason" (each as defined therein) during a period two months prior to and twelve months following a "Change in Control" (as defined therein), he will be entitled to receive the following payments and benefits (collectively, the "Change in Control Payments"): (i) a lump sum payment equal to 150% of his annual base salary, (ii) immediate vesting of all of his outstanding and exercisable stock options at the time of termination, and (iii) COBRA continuation coverage for the shorter of twelve months from the date of termination or the date he becomes eligible for health insurance benefits through a subsequent employer.

In addition to the Change in Control Payments, the Company restricted stock awards for each of Mr. Grace, Dr. Sheridan and Mr. Billerbeck, respectively, as the case may be, that are outstanding at the time of the Change in Control and not free from restrictions will immediately become free from restrictions on the occurrence of a Change in Control. Each executive, in exchange for the Change in Control Payments, must execute a valid waiver and release of any and all claims against the Company and its agents.

Board of Director Actions After Fiscal Year 2008

On July 23, 2008, the Board of Directors approved a Severance Pay Plan (the "Severance Plan") and a Key Employee Protection Plan (the "Key Employee Plan" together with the Severance Plan, the "Plans"), that, together, cover all full-time employees of the Company based in the United States, including the Company's President and Chief Executive Officer, Chief Financial Offer and Chief Technology Officer. The Plans are designed to help retain employees, help maintain a stable work environment and provide certain economic benefits to employees in the event their employment is actually or constructively terminated under certain circumstances in connection with a change in control of the Company.

The material terms of the Plans are set forth below:

The Severance Plan provides that if an eligible employee's employment with the Company is terminated by the Company without "cause" or other than for the employee's "disability" or by the employee for "good reason" within twelve months after a "change in control" of the Company (as those terms are defined in the Severance Plan), then the employee will generally be entitled to receive the following severance benefits:

(1) A lump sum cash payment based on the employee's years of service to the Company equal to two weeks of such employee's base salary for each year of service (up to a maximum of 50% of such employee's annual base salary); and

(2) Payment of Company-paid benefits under all medical and dental insurance plans and programs (excluding life and disability) of the Company provided that the participant pays the regular employee premium required by such plans and programs under which the employee was covered on his or her termination date or pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for a period of six months.

The Key Employee Plan provides that if an eligible employee's employment with the Company is terminated by the Company without "cause" or other than for the employee's "disability" or by the employee for "good reason" within twelve months after a "change in control" of the Company (as those terms are defined in the Key Employee Plan) or if, within two months prior to a "change in control" of the Company, the employee is terminated by the Company without "cause" at the request of an acquiror of the Company, then the employee will generally be entitled to receive the following severance benefits:

(1) A lump cash payment equivalent to the key employee's annual base salary plus 50% of his or her target bonus multiplied by an applicable multiplier to be determined by the Compensation Committee of the Board of Directors of the Company, up to a maximum multiplier of 2.99 (reduced by any cash amounts payable to such employee under the terms of any other change in control or severance plan, policy or agreement between the employee and the Company); and

(2) Payment of Company-paid benefits under all medical and dental insurance plans and programs (excluding life and disability) of the Company provided that the participant pays the regular employee premium required by such plans and programs under which the employee was covered on his or her termination date or pursuant to COBRA for a period of eighteen months.

No employee is entitled to any gross-up for income tax purposes under the Plans, and benefits payable in connection with a change in control are capped to comply with the provisions of Section 280G of the Internal Revenue Code of 1986. Payment of the foregoing benefits is conditioned upon the employee's execution of a release of claims in favor of the Company.

The Compensation Committee of the Board of Directors of the Company has not yet identified which employees will be covered by the Key Employee Plan or what such employees applicable multiplier will be.

Executive Summary Compensation Table

The following Executive Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer, Chief Financial Officer and remaining executive officer who were serving as executive officers as of March 31, 2008 and who earned salary and bonus in excess of $100,000 in the fiscal year 2008 (collectively, the "Named Executive Officers"). The total compensation is listed below for the twelve months ended March 31, 2008:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Darin G. Billerbeck President and Chief Executive Officer	2008 2007	350,004 53,847	60(3) 60,000	-	210,686 30,662	- 52,501	560,750 200,009
Perry J. Grace Executive Vice President, Chief Financial Officer & Secretary	2008 2007	250,008 250,008	380 (3) 360	51,895 51,753	117,658 95,300	- 33,526	419,940 430,947
Norman G. Sheridan Executive Vice President, Technology & Operations	2008 2007	305,774 277,008	2,103(3) 360	51,895 51,753	46,891 34,079	3,100(4) 42,907	409,762 406,107

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2008 for the fair value of restricted stock granted in the fiscal year ended March 31, 2008, as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to Note 6 to the ZiLOG, Inc. Financial Statements in the Company's Form 10-K for the year ended March 31, 2008. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2008 for the fair value of options granted in fiscal year ended March 31, 2008, as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to Note 6 to the ZiLOG, Inc. Financial Statements in the Company's Form 10-K for the year ended March 31, 2008. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(3)	Represents discretionary Design Win bonus paid to all employees.

(4)	Represents Company 401K matching contribution.

GRANTS OF PLAN-BASED EQUITY AWARDS

Fiscal Year Ended March 31, 2008

The following table shows all equity awards granted to the Named Executive Officers during the fiscal year 2008. The option awards and the unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards table that follows:

					All Other	All Other
		Estimated Future Payouts			Stock	Option
		Under Non-Equity Incentive Plan			Awards:	Awards:	Exercise	Grant Date
		Awards(1)			Number of	Number of	or Base	Fair Value
					Shares of	Securities	Price of	of Stock and
					Stock	Underlying	Option	Option
	Grant	Threshold	Target	Max.		Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($/SH)	($)
Darin G. Billerbeck	12/14/07	N/A	N/A	N/A	0	83,333	3.16	117,858

Perry J. Grace	12/14/07	N/A	N/A	N/A	0	43,750	3.16	61,876

Norman G. Sheridan	12/14/07	N/A	N/A	N/A	0	43,750	3.16	61,876

(1)	No payments were earned under our Employee Cash Incentive Plan ("ECIP") in the fiscal year 2008 and therefore no payments were paid in the first quarter of the fiscal year 2009.

OUTSTANDING EQUITY AWARDS

Fiscal Year Ended March 31, 2008
	Option Awards(1)					Stock Awards(2)
			Equity
			Incentive Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities			Number of	Market Value
	Underlying	Underlying	Underlying			Shares or Units of	of Shares
	Unexercised	Unexercised	Unexercised	Option			Or Units of Stock
	Options	Options	Unearned	Exercise	Option	Stock that	that Have Not
Name	(#)	(#)	Options	Price	Expiration	Have Not Vested	Vested
	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)
Darin G. Billerbeck	0	83,333	0	3.16	12/14/17	0	0
	0	400,000	0	4.31	01/29/17	0	0
Perry J. Grace	0	43,750	0	3.16	12/14/17	0	0
	0	(40,000	0	4.41	1/30/17	0	0
	0	0	0			60,000	268,200
	36,458	13,542	0	12.44	4/29/14	0	0
	15,000 (3)	30,000	0	5.52	5/15/12	0	0
Norman G. Sheridan	0	43,750	0	3.16	12/14/17		0
	0	25,000	0	4.41	1/30/17	0	0
	0	0	0			60,000	268,200
	10,938	4,062	0	12.44	4/29/14	0	0
	3,667 (4)	333	0	7.90	07/24/13	0	0
	5,000 (3)	10,000	0	5.52	5/15/12	0	0
	8,500 (4)	0	0	5.52	5/15/12	0	0
(1)

Except as otherwise noted, all stock option awards described in this table were made under our 2004 Omnibus Stock Incentive Plan. Except as otherwise noted, options granted under our 2004 Omnibus Stock Incentive Plan typically have a ten-year term, vest over a four-year period of employment, which accelerate in full in the event of a change of control and have an exercise price equal to market value on the date of grant.

(2)

All restricted stock awards reported in this table were made under the 2004 Omnibus Stock Incentive Plan and vest in full upon the earlier of the third anniversary of the date of grant or a change of control.

(3)

This stock option award is an EBITDA-linked option granted under the 2002 Omnibus Stock Incentive Plan. One-third of the shares vested based on satisfaction of performance goals and the remaining shares on the sixth anniversary of the date of grant which accelerate in full in the event of a change of control.

(4)	This stock option was granted under the 2002 Omnibus Stock Incentive Plan and vests over a four-year period of employment, which accelerate in full in the event of a change of control.

(5)	This stock option vested in three equal installments on each of September 30, October 30, and November 30, 2006.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED MARCH 31, 2008

The following table provides information regarding the aggregate option exercises and fiscal year-end option values for each of our Named Executive Officers for the fiscal year ended March 31, 2008. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair value of our common stock on March 31, 2008, which was determined by our Board of Directors to be $3.50 per share based on the closing price of our common stock quoted on the NASDAQ Global Market on that date.

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting(#)	Value realized on Vesting ($)(2)
Darin G. Billerbeck	-	-	-	-
Perry J. Grace	-	-	-	-
Norman G. Sheridan	-	-	-	-

(1) Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.

(2) Amounts reflect the market price of the stock on the day the shares of restricted stock vested.

Potential Payments Upon Termination or Change in Control

In the discussion that follows, payments and other benefits payable upon early termination and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on March 31, 2008. Such payments and benefits reflect those payable pursuant to the Company's stock option award agreements and under the Change of Control agreements for Norman Sheridan and Perry Grace entered into on October 10, 2007 and Darin Billerbeck entered into on December 19, 2007. Given that the Compensation Committee of the Board of Directors of the Company has not yet identified which employees will be covered by the Key Employee Plan or what such employees applicable multiplier will be, such payments and benefits do not reflect any payments or benefits payable pursuant to the Key Employee Plan. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such named executive officers' separation from ZiLOG.

Potential payments upon termination by the Company without cause or absent disability or by the employee for good reason in connection with a change of control:

  Perry J. Grace would receive 100% accelerated vesting on 60,000 shares of restricted stock valued at $209,400, net of the exercise price; 100% accelerated vesting on 103,125 stock options valued at $14,875, net of the exercise price; twelve months of base salary totaling $250,000; and one year of medical and dental benefits totaling $9,731.
  Norman G. Sheridan would receive 100% accelerated vesting on 60,000 shares of restricted stock valued at $209,400, net of the exercise price; 100% accelerated vesting on 71,770 stock options valued at $14,875, net of the exercise price; twelve months of base salary totaling $277,000; and one year of medical and dental benefits totaling $23,329.
  Darin G. Billerbeck would receive 100% accelerated vesting on the 366,666 stock options, valued at $28,333, net of the exercise price, eighteen months of base salary totaling $525,000; and one year of medical and dental benefits totaling $28,763.

Potential payments in connection with a change of control absent termination:

  Perry J. Grace would receive 100% accelerated vesting on 60,000 shares of restricted stock valued at $209,400, net of the exercise price; and 100% accelerated vesting on 103,125 stock options valued at $14,875, net of the exercise price.

  Norman G. Sheridan would receive 100% accelerated vesting on 60,000 shares of restricted stock valued at $209,400, net of the exercise price; and 100% accelerated vesting on 71,770 stock options valued at $14,875, net of the exercise price.
  Darin G. Billerbeck would receive 100% accelerated vesting on 366,666 stock options valued at $28,333, net of the exercise price.

Limitation of Liability and Indemnification

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for breach of fiduciary duty of a director, except for liability:

•	for any breach of the director's duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	under Section 174 of the Delaware General Corporation Law; or
•	for any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers, including our former directors and officers, to the fullest extent permitted by Delaware law including circumstances in which indemnification is otherwise discretionary. In addition, we maintain insurance on behalf of our directors and executive officers insuring them against any liability asserted against them in their capacities as directors or officers or arising out of such status. Indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and our controlling stockholders under the foregoing positions, or otherwise. We have been advised that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and therefore is unenforceable.

We have also entered into agreements to indemnify our directors and executive officers to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation and Bylaws. We believe that these provisions and agreements are necessary to attract and retain qualified directors and executive officers. Our Bylaws also permit us to secure insurance on behalf of any officer or director, for any liability arising out of his or her actions. We have obtained liability insurance for our officers and directors and intend to obtain greater coverage.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed of Ms. Abrams, and Messrs. Elkins and Sanquini, each of whom is an independent director under SEC rules and regulations and the NASDAQ listing requirements. Ms. Abrams, Messrs. Elkins and Sanquini served on the Compensation Committee through the fiscal year 2008. Ms. Abrams served as Interim Chief Executive officer until January 29, 2007, and was re-appointed to the Compensation Committee on February 15, 2007. During the fiscal year 2008, none of our executive officers served as a member of a Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Discussion and Analysis addresses the following topics:

  our compensation philosophy and policies regarding executive compensation;

  our compensation framework, or how and why we set compensation at current levels;

  the components of our executive compensation program; and

  our compensation decisions for the fiscal year 2008.

In this Compensation Discussion and Analysis section, the terms "we," "our," and "us" refer to management, the Company and sometimes, as applicable, the Compensation Committee of the Company's Board of Directors.

Compensation Philosophy

We believe that our achievements and success are the result of coordinated efforts of all employees working toward common objectives aimed at the continued improvement of the Company's performance and stockholder value. This philosophy is reflected in how our executive compensation program is structured and implemented.

Specifically, our executive compensation program is designed with the following objectives:

  to provide competitive compensation opportunities that will attract and retain top executives;
  to motivate executives to strive to achieve outstanding operational and financial results for the Company;
  to align individual performance and rewards with the Company's growth and success;
  to reward executives for meeting and exceeding short-term and long-term goals; and
  to align executive and stockholder interests by creating wealth via equity.

We provide our executive officers with a base salary, equity incentives, cash awards that are tied to performance against corporate and individual goals, and other benefits available to all of our employees, such as health and insurance plans. In addition, our executives may participate in our deferred compensation plan.

To achieve the objectives set forth above, we consider the following principles when making our compensation decisions:

We Focus on Strategic Objectives and Reward the Results.

Our compensation analysis begins with an examination of ZiLOG's business plan and strategic objectives. Our Chief Executive Officer and Board of Directors meet annually to develop and review our business plans and strategic long range plans and objectives, and at least quarterly to review our results and progress against such objectives. It is our intent that the total compensation program is designed to attract and retain leaders who will meet objective measures of success, and reward such individuals for achieving ZiLOG's targeted results. Formulas that measure such achievement are built into certain components of our compensation program such that our executive officers earn less when our corporate goals are not met, and may earn more when the goals are met and/or exceeded, as discussed below.

Below are the key highlights for the year that were taken into consideration, based on actual results, when we evaluated the compensation for our Chief Executive Officer and other executive officers during the fiscal year 2008:

  Revenue-fiscal year 2008 consolidated net sales decreased 18% year over year.
  Gross margin-Gross margin percent of sales decreased from 47% to 46% year over year
  Breakeven GAAP earnings decreased from $101.1 million annual revenue in the fiscal year 2007 to $87.4 million annual revenue in the fiscal year 2008
  Earnings per share (EPS)-our negative EPS increased from a ($0.54) loss per share in the fiscal year 2007 to ($0.55) loss per share in the fiscal year 2008

The Company continued its ongoing goal to reduce costs and streamline activities including the consolidation of research and development activities and the initiation of an outsource plan for test operations in the Philippines to third parties. Total operating expenses decreased by $7.5 million from $46.9 million in the fiscal year 2007 to $39.4 million in the fiscal year 2008.

The Company did not meet its corporate performance goals. Consequently, no corporate performance based bonuses were paid to its CEO or executive officers for the fiscal year 2008. Certain equity compensation grants were, however, provided to Messrs. Billerbeck, Grace and Sheridan.

We Promote a Pay-for-Performance Culture.

We believe that an individual's compensation should be directly linked to the performance of the Company and the individual. This belief has guided certain compensation-related decisions:

  A substantial portion of executive officer compensation is contingent on, and variable with, achievement of measurable corporate and/or individual goals;

  Total target compensation and accountability should reflect and increase with an individual's position and level of responsibility. Consistent with this philosophy are the following elements of our executive compensation program:
  Total compensation is higher for executives with greater responsibility and ability to influence the Company's achievement of targeted results and strategic objectives; and
  Equity-based compensation is higher for executives with higher levels of responsibility, making a significant portion of total compensation dependent on long-term stock appreciation.

We Believe Our Compensation Decisions Should Be Consistent with the Interests of Stockholders.

The elements of our compensation program are designed to drive management toward short and long-term achievements to drive profitability with successes that will ensure a strong future for the Company. We believe that stock options and restricted stock grants create a sense of ownership and long-term incentive that align the interests of management with our stockholders.

We Believe Compensation Should be Reasonable and Competitive.

It is essential that ZiLOG's overall compensation program be competitive enough to attract and retain talented leaders and motivate those leaders to achieve superior results. Additionally, we believe that compensation at all levels should be set at competitive levels with peers on a national level in order to reward performance while remaining consistent with ZiLOG's focus on controlling costs.

We Use Equity Compensation for Recruitment and Retention.

We believe that stock ownership is a key element for attracting and retaining executives. We also believe that equity based compensation opportunities should be based on position, salary level and competitive practice, and should reflect each executive's individual contribution and potential.

Compensation Framework

Market Analysis

In December 2006, the Compensation Committee engaged Compensia, an independent consultant, to provide an analysis of pay levels and pay mix for our executive officers other than our CEO, who joined the Company in January of 2007.

In May 2007, the Compensation Committee engaged Compensia, an independent consultant, to evaluate our outside director's compensation. In September 2007, we implemented a new outside director compensation plan as a result of our consultant's analysis.

In June 2007, the Compensation Committee engaged AON/Radford Surveys and Consulting, an independent consultant, to provide an analysis of equity compensation for non-executive employees, including new hires. We have adjusted our equity compensation for non-executive new hires in the fiscal year 2008 and all non-executive employees in the fiscal year 2009.

Our independent compensation consultants evaluated data from our peers on a national level. Consistent with its charter provisions, our Compensation Committee has retained Compensia in the past to provide general advice on other compensation matters. The consultant's analysis was based on data obtained from publicly available data of our peer group companies. The benchmarking analysis of our consultants encompassed each component of our compensation program, including cash, equity, and incentive-based compensation of our executives. Our consultants compared the compensation of our executives for alignment with (a) our Company's compensation philosophy, and (b) similar positions within our industry.

The consultant's analysis confirmed that ZiLOG's executive compensation levels were generally aligned with the Company's compensation philosophy. The table below is a summary of how our compensation packages ranked in the benchmarking analysis:

Ongoing
Base Salary	Total Cash Paid	Total Target Cash	Long Term Incentive	Beneficial Ownership
75th Percentile	25th Percentile	75th Percentile	25th - 50th Percentile	25th - 75th Percentile

Targeted Overall Compensation

Together with the performance objectives, we establish targeted total compensation levels for each of the senior executive officers. In making this determination, we are guided by the compensation philosophy described above. We also consider historical compensation levels, competitive pay practices at the companies in our peer group, industry conditions, retention needs, corporate performance versus the peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels.

As discussed above, the Compensation Committee retained the services of an independent compensation consultant to provide information regarding compensation programs for executive officers of peer group companies and to provide advice on other executive compensation matters. We were able to use the information and advice provided by the consultant to help establish our targeted overall compensation and the compensation we expect to pay if performance goals are fully met. The consultant's analysis included compensation information for 15 peer group companies. The peer group included a broad range of companies in the high technology and semiconductor industries similar in size and scope to ZiLOG and with whom ZiLOG competes for executive talent. The peer group consisted of the following companies:

Actel	MPS Technologies	Rambus
CEVA	MoSys	Tessera Technologies
DSP Group	NetLogic Microsystems	Trident Microsystems
InterDigital Communication	Pixelworks	Virage Logic
Magma Design Automation	PLX Technology	Volterra Semiconductor

Publicly available information on the above-mentioned peer group companies does not typically include information regarding target cash compensation, so the consultant's review relied on compensation surveys prepared by WorldatWork, Salary Budget Increase Survey, and Radford Surveys to benchmark total cash compensation. Data was gathered for base salary levels, bonus targets and equity awards, including stock options, performance shares, restricted stock, and long term cash-based awards. Data on deferred compensation benefits, or other generally available benefits, such as 401(k) plans or health care coverage was not included in the consultant's analysis.

Once we determined our targeted overall compensation, the Compensation Committee approved each executive officer's total annual cash compensation, including base salary and bonuses. The Compensation Committee considered a number of factors, including the information in the consultant's analysis and other publicly available information. ZiLOG's goal is to target base pay and total cash compensation for its executive officers at or around the 50th percentile, as ranked among its peer group. Positioning base pay at the 50th percentile of peer companies aids ZiLOG in controlling fixed costs and puts a higher portion of targeted cash compensation at risk. However, in determining base salary, the Compensation Committee also considers factors such as job performance, skill set, prior experience, the executive's time in his or her position and/or with ZiLOG, internal consistency regarding pay levels for similar positions or skill levels within the Company, external pressures to attract and retain talent, and market conditions.

The analysis provided by the independent compensation consultant as of October 2006 is summarized as follows:

  Base salary and targeted total cash (base plus target incentives) were generally positioned at or above the market median.
  Actual cash (base plus actual bonus) fell below the market median (due to Company performance).
  Equity was positioned below the market median.
  The target total direct compensation (targeted total cash plus equity) fell slightly above the market median.
  The executives had relatively modest unvested value in their then-current equity holdings.

The fiscal year 2008 salary levels did not change from the fiscal year 2007 levels given that we had recently evaluated our executive compensation and determined it was appropriate. The Compensation Committee or, in limited situations, ZiLOG management, considers whether to recommend employees for additional compensation in the form of discretionary cash bonuses or equity awards as circumstances may warrant. These circumstances include, but are not limited to, the need to retain key employees or to recognize outstanding performance. In December 2007, the Compensation Committee reviewed our executives' performance. Although the Company did not meet its corporate performance objectives, much progress had been made, including the continuation of streamlining and consolidating activities and the resulting achievement of reduced operating spending and a reduced breakeven point. Accordingly, the Compensation Committee approved additional equity compensation for our executives, and in December 2007, the Compensation Committee granted Mr. Billerbeck an option to purchase 83,333 shares, Mr. Grace an option to purchase 43,750 shares and Mr. Sheridan an option to purchase 43,750 shares of the Company's common stock at the fair market value on the date of the grant of $3.16 with a four year vesting schedule.

Components of Executive Compensation

There are four (4) elements that comprise ZiLOG's executive compensation program: (i) base salary; (ii) cash incentive opportunities, or bonuses; (iii) long-term incentives, such as equity awards; and (iv) deferred compensation and other generally available benefit programs. ZiLOG has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation program. For instance, base salary and bonuses opportunities are set with the goal of attracting quality employees and adequately compensating and rewarding them for their performance, while our equity programs are geared toward motivating and rewarding long-term goal achievement and retaining key talent. ZiLOG believes that these elements of compensation, when combined, are effective in achieving the objectives of our compensation program and the Company overall.

The following chart shows the allocation of various compensation elements as a percentage of total compensation for our Named Executive Officers in the fiscal year 2008. The equity compensation amounts are based on grant date fair value and do not represent actual cash compensation earned or received.

Name and Principal Position	Base Salary	Cash Bonus Awards	Equity Compensation	All Other Compensation
Darin G. Billerbeck President, Chief Executive Officer and Director	62.4%	0%	37.6%	0%
Perry J. Grace Executive Vice President, Administration, and Chief Financial Officer and Secretary	59.5%	0.1%	40.4%	0%
Norman G. Sheridan Executive Vice President, Operations and Technology	74.6%	0.5%	24.1%	0.8%

Base Salary

Base salary is a critical element of executive compensation because it provides executives with a guaranteed level of monthly income. In determining base salaries, we consider the executive's qualifications, experience, scope of responsibilities and potential, the goals and objectives established for the executive, the executive's past performance, competitive salary practices at peer companies, internal pay equity and the tax deductibility of base salary. We strive to set competitive base salaries, which we believe to be at or around the 50th percentile for our industry. For our executive officers, base salaries are set so that a significant portion (generally 40% or more) of the total cash compensation that such executives can earn is performance-based pay.

The salary ranges for our executive officers reflect levels that the Compensation Committee concluded are appropriate based upon the judgment and level of responsibility expected for each position. In some circumstances it is necessary to provide compensation at above-market levels. These circumstances include an effort to retain a key individual, recognition of a role that is larger in scope or accountability than standard market positions, or an effort to reward individual performance.

We review base salaries annually, adjusting them as needed to realign with market levels after taking into account individual responsibilities, performance and experience.

Guided by the Company's compensation philosophy and objectives and the survey results provided by the Compensation Committee's consultants, our Chief Executive Officer made recommendations to the Compensation Committee with respect to the total compensation of the Company's executive officers other than himself. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, and the executive's past and expected future contributions to our business. We did not increase the salaries of our executive officers in the fiscal year 2008

Our Chief Executive Officer does not participate in the setting of his/her own salary. In the normal course, our Compensation Committee approves the salary of our Chief Executive Officer and reviews his/her performance and compensation package with the independent members of the Board of Directors in an executive session. However, our current Chief Executive Officer negotiated his salary as part of his hiring process prior to his engagement and appointment as a director.

Cash Incentive Pay

We establish a link between ZiLOG's performance, individual performance and the individual's level of compensation through our variable cash bonus plans. For example, our primary variable cash bonus plan, the Employee Cash Incentive Plan ("ECIP") provides variable compensation based on a combination of the individual's performance and the Company's performance. ZiLOG's philosophy is to bias compensation toward this kind of variable compensation in addition to granting equity awards. This means that when the individual and the Company perform well, executive officers will be well compensated. In fact, strong performers may exceed the industry median for compensation. When the Company performs below our targets, however, variable compensation will be limited or non-existent, at the discretion of the Compensation Committee and equity compensation will not attain the same value, meaning that the executive officer's overall compensation package may be below industry median levels.

The bonus targets for our Named Executive Officers for the fiscal year 2008 were as follows:

ECIP Targets (% of Base Salary)
Name	Annual
Darin G. Billerbeck	80%
Perry J. Grace	60%
Norman G. Sheridan	60%

Employee Cash Incentive Plan

Our Employee Cash Incentive Plan ("ECIP") is a formula-driven, bonus plan for which all employees are eligible, including executive officers. During the fiscal year 2008, approximately sixty two (62) employees participated in the ECIP. The objective of the ECIP is to provide incentives to eligible participants based on the Company's performance. The Company's performance is measured by pre-established targets ranging from 50% to 150% of the participants annual salary. The measurement is based on adjusted EBITDA, as we define it, which excludes interest, income taxes, effects of changes in accounting principles and non-cash charges such as depreciation, amortization, in-process research and development, stock-based compensation expense, and cash and non-cash charges associated with special charges and credits, which represent operational restructuring charges, including asset write-offs, employee termination costs, and lease termination costs. Adjusted EBITDA also excludes changes in operating assets and liabilities which are included in net cash used by operating activities. Incentives are earned if the Company's performance meets the 50% pre-established target threshold but cannot exceed the 150% pre-established target. No incentives are earned under the ECIP if the "50% pre-established target" is not achieved.

Each ECIP participant is placed at an incentive level, which determines the percentage of that individual's base salary they are eligible to earn for the fiscal year. The incentive levels for the fiscal year 2008 were 80%, 60%, 30%, 20%, 10% and 5% of the eligible participant's base salary. With the exception of our Chief Executive Officer, all of our Named Executive Officers are at the 60% incentive level. Our Chief Executive Officer participated at the 80% level during the fiscal year

2008. The Compensation Committee and the Board of Directors participate in the setting, scoring and approval of our executives' performance measures. Similarly, our Chief Executive Officer participates in the setting, scoring and approval of all other executive officers' performance measures. Performance measures are measurable goals and objectives for which minimum, medium and maximum achievement levels are defined. Performance measures are monitored during the year and scored at the end of each half of the fiscal year.

The ECIP is designed to be a self-funding plan and if the Company performs well, there is a greater likelihood that the participant will earn money under the ECIP. Conversely, if the Company does not perform well, the participant is not likely to earn a bonus, even if such participant has a high individual score, thereby making a large portion of our executive officer's compensation at risk. Our ECIP clearly demonstrates our philosophy of pay for performance. To be eligible for an ECIP payment, the participant must be employed by the Company on the payment date. A participant who terminates employment prior to the payment date will forfeit the bonus, including all future payments, except as provided under our Key Employee Plan described above. Annual payouts under the ECIP are targeted to be made in the first quarter of the fiscal year following the measuring period.

Payment of bonus amounts under our ECIP and total cash compensation depends on the achievement of specified performance goals and objectives. Achievement of these goals and objectives would result in total cash compensation for the fiscal year 2008 above the targeted 50th percentile of the ZiLOG peer group, which our Compensation Committee and the Company believe is an appropriate range to enable ZiLOG to attract and retain key personnel and motivate our executives to meet ZiLOG's business goals and strategic long range plans. As a result, the bonuses are targeted at a level that if achieved, and when combined with base salary, will result in total cash compensation to the executive in approximately the 75th percentile of ZiLOG's peer companies.

Our Named Executive Officers did not earn ECIP bonuses during the fiscal year 2008 and accordingly no payouts were made.

Fiscal Year 2008
Name	Total
Darin G. Billerbeck	$0
Perry J. Grace	$0
Norman G. Sheridan	$0

On March 20, 2008, the Compensation Committee adopted the Fiscal 2009 ZiLOG Employee Cash Incentive Plan ("2009 ECIP"), and the Fiscal 2009 Employee Stock Incentive Plan ("SIP") which provides for the award of the Company's common stock to each of Perry J. Grace, Norman G. Sheridan and Darin G. Billerbeck upon the achievement by the Company, in the fiscal year 2009, of pre-established targets based on the Company's revenue and operational goals. Incentives are set at 60% of the executive's base salary for Mr. Sheridan and Mr. Grace and 80% of the executive's salary for Mr. Billerbeck, in each case if the "100% pre-established target" is achieved, and range from 50% to 150% of the executive's salary depending on the level of achievement of these targets. No incentives will be earned under the 2009 ECIP or SIP if the "50% pre-established target" is not achieved. Separate targets were specified based on the performance of the Company for each of the first and second half of the fiscal year 2009. The ECIP amounts will be earned and paid semi annually. The SIP awards will be earned semi-annually but will not be awarded until the fiscal year 2009 year end results are measured.

Equity-Based Compensation

Long-term Incentives

Under our 2002 Omnibus Stock Incentive Plan ("2002 Plan"), shares of the Company's common stock may be granted by the Compensation Committee and are permitted to be: (1) incentive stock options or non-qualified stock options, or (2) EBITDA-linked options and/or non-EBITDA linked options. The term of a non-EBITDA-linked option is determined by the Compensation Committee at the time of grant, but will not exceed ten years. Each EBITDA-linked option will be immediately exercisable on the date of grant and cliff-vest on the sixth anniversary from the date of grant. Vesting can be accelerated for EBITDA-linked options based on the "adjusted EBITDA," as defined, reported for the immediately preceding 12-month period as follows: (1) one-third if the Company reports adjusted EBITDA for the previous 12 months in excess of $17.2 million, (2) two-thirds if the Company reports adjusted EBITDA for the previous 12 months in excess of $25.7 million, and (3) 100% if the Company reports adjusted EBITDA for the previous 12 months in excess of $30.0 million.

At March 31, 2008, 123,309 shares of common stock out of a total of 181,753 EBITDA-linked options outstanding (granted, net of cancellations and exercises) under our 2002 Plan have vested. No EBITDA-linked options vested later than May 15, 2008, even though the adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the 2002 Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the Committee, in its sole discretion, at the time of grant and is generally not less than 85% of the fair market value on the date of the grant for nonqualified stock options and, in the case of ISOs, generally is not less than 100% of the fair market value on the date of grant but shall not, (i) in the case of ISOs, be less than 100% of the fair market value on such date; (ii) in the case of Nonqualified Stock Options (to the extent required under California "blue sky" laws), be less than 85% of the fair market value on such date; and (iii) for any option grants to an individual possessing more than 10% of the outstanding securities of the Company, be less than 110% of the fair market value on the date of grant.

Under our 2004 Omnibus Stock Incentive Plan ("2004 Plan"), the Committee may grant incentive stock options ("ISO"), non-statutory stock options ("NSO") or restricted shares to certain employees, officers, directors, advisors and consultants of the Company who may purchase shares of the Company's common stock, par value $0.01 per share. In general, the options and shares granted pursuant to the 2004 Plan are exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreement. The exercise price per share, payable upon the exercise of an option, is established by the Committee at the time of the grant and is not less than the par value per share of common stock on the date of the grant and in the case of an ISO generally is not less than 100% of the fair market value per share on the date of grant.

The restricted shares generally vest 25% of the shares on the date of grant and an additional 25% on each of the first, second and third anniversaries of such grant date. We have also issued restricted stock awards with 3 year cliff vesting schedules. Stock options generally vest 25% on the first anniversary of the grant and an additiona1/48th on each of the succeeding 36 monthly anniversaries of such grant date.

Under these stock plans, we have the ability to provide our executive officers with long-term incentive awards through grants of stock options and restricted stock awards.

Stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in ZiLOG, share in stock value appreciation and we believe stock options directly align executives with stockholder interests. The Company's executives' stock options typically have a four-year vesting period, in order to encourage a long-term perspective and to encourage our executives to remain at ZiLOG. All options to executive officers are granted at the fair market value of ZiLOG's common stock on the date of the grant. We believe that stock options are inherently a form of at-risk compensation, as the optionee does not receive any benefit unless ZiLOG's stock price rises after the date that the option is granted, thus providing direct incentive for future performance.

ZiLOG's Policies With Respect to Equity Compensation Awards

Equity Grants, Timing and Pricing

Equity awards are approved by the Compensation Committee of the Board of Directors, generally during regularly scheduled meetings. Our Chief Executive Officer recommends to the Compensation Committee equity compensation amounts to be awarded to our executive officers and the Compensation Committee makes the final approval. The Compensation Committee, however, makes all equity awards to the Chief Executive Officer without his participation.

(a)

There are certain events that may trigger the granting of our Company stock and/or options including but not limited to: 1) a new hire award, 2) an annual grant for employees, 3) a talent award for an employee, and 4) the initial election or appointment and quarterly for members of our Board of Directors.

Awards typically have a four-year vesting schedule starting on the first anniversary of the grant date.  The options are subject to the terms and conditions of the applicable stock option plan and/or stock option agreement. All awards are priced at the closing market price on the day the award is approved by the Compensation Committee without regard to the current share price or to factors that may affect the future share price.

(b)

Non-Standard Awards: Non-standard awards include all other awards that do not fall under the standard award or annual grant, and include any other award to our executive officers. All non-standard awards, except for our Chief Executive Officer, are typically recommended by management based on input and recommendations from Human Resources. The Compensation Committee, at its sole discretion, may also make equity awards to our Chief Executive Officer.

All non-standard awards are presented by management to the Compensation Committee for its review and approval. If approved by the Compensation Committee, the exercise price of such award is the closing price of our stock on the date of the Compensation Committee's approval. All grants are priced without regard to the current share price or to factors that may affect the future share price.

(c)

Annual Grant: Our annual grant awards generally occur once a year and the majority of all worldwide employees are eligible to participate. Our Human Resources Department works with the Compensation Committee and executive management to estimate the number of shares and the award types. Upon completion of this process, the awards list is reviewed by executive management and the Chief Executive Officer. Human Resources presents the final list of eligible awards and the number of shares to the Compensation Committee for approval. Our executive officers, including our Chief Executive Officer, do not have any role in selecting the timing of the awards or the price. The price of options granted under our focal awards is the closing price on the date of the Compensation Committee's approval. All grants are priced without regard to the current share price or to factors that may affect the future share price.

As long-term compensation, under our 2004 Plan, we currently award restricted stock or stock options to our employees at the time of hire, including executive officers. For all approval requests from our Chief Executive Officer to the Compensation Committee, the Compensation Committee makes the grants in its meetings, and the Chief Executive Officer does not have discretion to determine grant dates or grant price.

Factors used to determine stock-based compensation include market practice, projected business needs, the projected impact of stockholder dilution, and the compensation expense we will incur under the new equity compensation accounting rules. During the fiscal year 2008, we granted long-term incentive awards to executive officers based on the Compensation Committee's review of individual and corporate performance.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application transition method. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation costs for those shares expected to vest over the requisite service period of the awards.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

We have no program, plan or practice to coordinate equity grants with the release of material information. The Committee does not accelerate equity grants in response to material information, nor do we delay the release of information due to plans for making equity grants.

Chief Executive Officer Compensation

The Compensation Committee considered the same factors outlined above in evaluating the base salary and other compensation of Darin Billerbeck, the Chief Executive Officer of our Company. The Compensation Committee's evaluation of Mr. Billerbeck's base salary was subjective, with no particular weight assigned to any one factor, although the Compensation Committee did review an assessment of competitive compensation information supplied by the independent compensation consultant. Mr. Billerbeck was hired as President and Chief Executive Officer on January 29, 2007 and was appointed to the Board of Directors on February 15, 2007. Mr. Billerbeck earns a base salary of $350,000 per year, received a pro-rated cash bonus of $60,000 for Mr. Billerbeck's services during our fourth quarter of the fiscal year 2007, received

$52,501 for relocation expenses, less applicable taxes and other required withholdings, pursuant to his offer letter and was granted a non-qualified stock option to purchase 400,000 shares of the Company's common stock with a per share exercise price equal to the fair market value on Mr. Billerbeck's first day of employment of $4.31. Commencing in the fiscal year 2008, Mr. Billerbeck became eligible to participate in the 2008 ECIP with a targeted bonus of 80% of his base salary at 100% of his annual target under the plan although no payouts were earned.

Other Compensation Matters

Pension Benefits

Our former Chief Executive Officer participated in and had an account balance in our non-qualified defined benefit plan sponsored by us. We also have a defined benefit plan in the Philippines but do not offer such qualified or non-qualified defined benefit plans to our executives because we believe that such defined benefit plans are atypical for similar companies in both our industry and geographic region. Our Compensation Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if the Compensation Committee determines that doing so is in our best interests.

Change-in-Control Arrangements

In 2007, we entered into change in control arrangements with certain of our Named Executive Officers to prevent the distractions for our Company leadership which could occur in connection with rumored or actual corporate changes, and to promote retention of our key personnel despite the uncertainties of a potential or pending transaction. The Compensation Committee determined which events would constitute a "change in control", and thereby trigger payment to such Named Executive Officer, based on current practice within our peer group. Our stock option award agreements also provide for acceleration of vesting upon a change of control.

On July 23, 2008, the Board of Directors approved the Severance Plan and Key Employee Plan, that, together, cover all full-time employees of the Company based in the United States, including the Company's President and Chief Executive Officer, Chief Financial Offer and Chief Technology Officer. On July 24, 2008 the Company announced that it was exploring a broad range of strategic alternatives to enhance stockholder value. The Company retained Oppenheimer & Co. Inc. as its financial advisor to assist its Board of Directors with this process which may lead to a change in control of the Company. The Plans are designed, in light of the uncertainty caused by the Company's ongoing review of strategic alternatives, to help retain employees, help maintain a stable work environment and provide certain economic benefits to employees in the event their employment is actually or constructively terminated under certain circumstances in connection with a change in control of the Company. The material terms of the Plans are described in Item 11 hereof. Compensia advised the Compensation Committee of the Company with respect to the terms of the Plans.

Other than as described under "Change in Control Arrangements" we do not have any other severance pay arrangements with any of our executive officers that would be triggered in the event of the termination of his or her employment for reasons of termination without cause, mutual agreement, or termination under a change in control or otherwise.

Stock Ownership Guidelines

We currently do not have stock ownership guidelines.

Perquisites

The philosophy of the Company is to provide no material perquisites to executive officers. Executive officers do not receive car, airplane, country club or financial planning benefits. Executive officers are eligible to participate in the Employee Stock Purchase Plan and receive similar health, dental, and insurance benefits available to other employees of the Company.

In connection with our recruitment of Mr. Billerbeck to serve as Chief Executive Officer of the Company and pursuant to our Domestic Relocation Policy and Procedure, in the fiscal year 2008 we provided him with a one time "Resettlement Allowance" equal to 15% of his annual base salary, or $52,500, less applicable taxes and other required withholdings. Mr. Billerbeck received $52,501 related to this relocation agreement in the fiscal year 2008 (less applicable taxes and other required withholdings).

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that publicly held companies may not deduct compensation paid to certain of its top executive officers to the extent such compensation exceeds $1 million per officer in any year. However, pursuant to regulations issued by the Treasury Department, certain limited exceptions to Section 162(m) apply with respect to "performance-based compensation." Certain awards granted under the 2002 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan are intended to constitute qualified performance-based compensation eligible for such exceptions, and we will continue to monitor the applicability of Section 162(m) to our ongoing compensation arrangements. We do not expect that amounts of compensation paid to our executive officers will fail to be deductible on account of Section 162(m). We currently intend to continue to structure the performance-based portion of the compensation of our executive officers in a manner that complies with Section 162(m). Our Compensation Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one among a number of factors considered in determining appropriate levels or modes of compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

How many shares of common stock do our directors, executive officers, and largest stockholders own?

The following table sets forth certain information regarding the ownership of our common stock as of July 14, 2008 by: (a) each director named in "Proposal 1-Election of Directors"; (b) each of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"); (c) all of our executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o ZiLOG, Inc., 6800 Santa Teresa Boulevard, San Jose, California 95119. The column labeled "Shares Beneficially Owned" in the table below includes the number of shares issuable upon the exercise of options that are exercisable within sixty (60) days of July 14, 2008. Asterisks represent beneficial ownership of less than 1% of our common stock.

	Shares Beneficially Owned
Beneficial Owner	Number of Shares(1)	Percentage Ownership
Principal Stockholders
Capital World Investors(2)	2,660,000	15.7%
UBS AG(3)	1,884,203	11.1%
Bond Street Capital, L.L.C, Sam S. Kim, UBS Willow Management, L.L.C., UBS Fund Advisor, L.L.C. and UBS Willow Fund, L.L.C.(4)	1,819,039	10.7%
Bryant R. Riley(5)	1,311,090	7.8%
Harvey Partners LLC(6)	915,500	5.4%
Executive Officers and Directors
Robin A. Abrams(6)	51,340	*
Darin G. Billerbeck(7)	158,334	*
David G. Elkins(8)	37,913	*
Federico Faggin(9)	159,621	*
Perry J. Grace(10)	186,236	1.1%
Richard L. Sanquini(11)	82,289	*
Norman G. Sheridan(12)	130,818	*
All executive officers and directors, as a group(13)	806,550	4.8%

(1)

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after July 14, 2008 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Percentage of beneficial ownership is based on 16,922,469 shares of our common stock outstanding as of July 14, 2008. Unless otherwise indicated in the footnotes below, the persons and entities named in this table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)

Based solely on information furnished in a joint statement of Capital World Investors on a Schedule 13G/A dated December 31, 2007 and filed with the SEC on January 10, 2008, in which (i) Capital World Investors, a division of Capital Research and Management Company ("CRMC"), reports the beneficial ownership of 2,660,000 shares of common stock, consisting of 0 shares as to which it has shared dispositive power, 2,660,000 shares as to which it has sole dispositive power, 2,205,000 shares as to which it has sole voting power and 0 shares as to which it has shared voting power, as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital World Investors is located at 333 South Hope Street-55th Floor, Los Angeles, CA 90071.

(3)

Based solely on information furnished in a Schedule 13G/A dated December 31, 2007 and filed with the SEC on February 11, 2008 by UBS AG (for the benefit and on behalf of UBS Investment Bank, Wealth Management USA, and Global Wealth Management and Business Banking business groups of UBS AG) in which UBS AG reports beneficial ownership of 1,884,203 shares of common stock, consisting of 1,884,203 shares as to which it has sole dispositive and voting powers. The location of UBS is Bahnhofstrasse 45, P.O. Box CH 8021, Zurich Switzerland.

(4)

Based solely on information furnished in a Schedule 13G/A dated December 31, 2007 and filed with the SEC on February 14, 2008 by Bond Street Capital, L.L.C., Sam S. Kim, UBS Willow Management, L.L.C., UBS Fund Advisor, L.L.C. and UBS Willow Fund, L.L.C., in which these parties report beneficial ownership of 1,819,939 shares of Common Stock, consisting of 0 shares as to which they have sole dispositive and voting power and 1,819,039 shares as to which they have shared dispositive power. Bond Street Capital, L.L.C., Sam S. Kim, UBS Willow Management, L.L.C., UBS Fund Advisor, L.L.C. and UBS Willow Fund, L.L.C. may each be deemed to have beneficial ownership of 1,819,039 shares. UBS Willow Management, L.L.C. serves as investment advisor to UBS Willow Fund, L.L.C., the record owner of the shares. UBS Willow Management, L.L.C. is responsible for the investment and reinvestment of the assets of the fund. UBS Willow Management, L.L.C. is a joint venture between UBS Fund Advisor, L.L.C. and Bond Street Capital, L.L.C. UBS Fund Advisor, L.L.C. is the managing member of UBS Willow Management, L.L.C. Sam S. Kim is the managing member and controlling principal of Bond Street Capital, L.L.C. Bond Street Capital, L.L.C. manages the fund's investment portfolio on behalf of UBS Willow Management, L.L.C. under oversight of UBS Fund Advisor, L.L.C. UBS Fund Advisor, L.L.C. is a wholly owned subsidiary of UBS Americas, Inc. which in turn is a wholly owned indirect subsidiary of UBS AG. The location of UBS AG is Bahnhofstrasse 45, P.O. Box CH 8021, Zurich Switzerland.

(5)

Based solely on information furnished in a Schedule 13D/A dated July 2, 2008 and filed with the SEC on July 7, 2008 by Riley Investment Management, LLC. in which Riley Investment Management LLC reports it has sole dispositive and voting power with respect to 459,056 shares and 791,782 shares as to which it has shared dispositive power. Because Riley Investment Management, LLC. has sole investment and voting power over 302,209 shares of Common Stock held by Riley Investment Partners Master Fund, L.P. and 156,847 shares held in managed accounts by its investment advisory clients, Riley Investment Management, LLC may be deemed to have beneficial ownership of these shares. B. Riley & Co., LLC has sole voting and dispositive power over 84,400 shares of common stock and Bryant R. Riley has sole voting and dispositive power over 459,056 shares and shared voting and dispositive power over 876,182 shares. Mr. Riley is the Chairman and sole equity owner of B. Riley & Co. LLC. The address for Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., and Bryant R. Riley is 11100 Santa Monica Blvd., Suite 800, Los Angeles, CA 90025, and the address for B. Riley and Co, LLC is 11100 Santa Monica Blvd., Suite 810, Los Angeles, CA 90025.

(6)

Based solely on information furnished in a Schedule 13D dated April 18, 2008 and filed with the SEC on April 28, 2008 by Harvey Partners, LLC in which Harvey Partners LLC reports beneficial ownership of 915,500 shares of common stock, consisting of 915,500 shares as to which it has sole dispositive and voting powers. The location of Harvey Partners LLC is 350 Madison Avenue, 8th floor, New York, NY 10017.

(7)	Robin A. Abrams is a member of the Board of Directors. Ms. Abrams holdings include 2,349 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(8)

Darin G. Billerbeck became President and Chief Executive Officer on January 29, 2007 and was appointed as a Director to the Board of Directors on February 15, 2007. Mr. Billerbeck's holdings include 41,667 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(9)	Mr. Elkins' holdings include 2,349 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(10)	Mr. Faggin's holdings include 7,274 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(11)	Mr. Grace's holdings include 5,208 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(12)	Mr. Sanquini's common stock holdings include 6,152 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(13)	Mr. Sheridan's holdings include 2,916 options to purchase the Company's common stock that will become exercisable within 60 days of July 14, 2008.

(14)	Amount reflected includes 409,109 beneficially owned options.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that: one late Form 4 was filed by Norman Sheridan with respect to one disposition of common stock to the Company and it should have been filed no later than on March 7, 2007, but it was filed on April 11, 2007; one late Form 4 was filed by Richard Sanquini with respect to one acquisition of common stock and one acquisition of stock options from the Company and it should have been filed no later than on January 2, 2008, but it was filed on January 4, 2008; one late Form 4 was filed by David Elkins with respect to three acquisitions of stock options from the Company and it should have been filed no later than on January 2, 2008, but it was filed on January 4, 2008; one late Form 4 was filed by Robin Abrams with respect to three acquisitions of stock options from the Company and it should have been filed no later than on January 2, 2008, but it was filed on January 4, 2008; and one late Form 4 was filed by Federico Faggin with respect to one acquisition of common stock and one acquisition of stock options from the Company and it should have been filed no later than on January 2, 2008, but it was filed on January 4, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since April 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

compensation, change of control and indemnification arrangements, which are described above; and
•	the transactions described below.

Prior to the adoption of the Sarbanes-Oxley Act of 2002, we made loans to executive officers for an amount equal to the income taxes due on the restricted shares of common stock that we granted to them. Pursuant to a full-recourse promissory note, we loaned $274,175 to Perry J. Grace, our Executive Vice President of Administration and Chief Financial Officer, and $68,544 to Norman G. Sheridan, our Executive Vice President of Operations and Technology. The largest amount outstanding in the fiscal year 2008 for Mr. Grace was $290,778 and for Mr. Sheridan was $72,589.74. The loan recipients pledged their shares of restricted stock as collateral for these loans pursuant to a stock pledge agreement. These loans were full recourse loans and bore interest at 5.5% per annum, payable annually by February 28 for the preceding period ending each December 31 during the term of the loans. All principal and accrued interest on these loans became due and payable to us on May 15, 2007. Mr. Sheridan satisfied his loan in full on March 19, 2007. Mr. Grace satisfied his loan in full on September 6, 2007. In the future, loans we make with respect to restricted stock, if any, will be made only to non-executive officer and non-director participants in compliance with the Sarbanes-Oxley Act of 2002.

There were no related party transactions or agreements entered into during the fiscal year 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES AND PRE-APPROVAL POLICIES

Audit and Other Professional Fees

AMLPP has served as our independent public auditor and principal accountant since September 22, 2005. The following table presents fees for professional services provided by our principal accountant for the fiscal years ending March 31, 2008 and 2007.

	Twelve months ended March 31, 2008	Twelve months ended March 31, 2007
Audit Fees	$281,864	$325,000
Audit-Related Fees	126,574	225,423
Tax Fees	15,390	-
All Other Fees	-	-
Total	$423,827	$550,423

"Audit Fees" consist of fees billed for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly filings and services that are normally provided in connection with statutory and regulatory filings or engagements. "Audit-Related Fees" consist of Sarbanes-Oxley compliance and testing requirements. We did not incur any "Tax Fees" in the fiscal year ended March 31, 2007. We did not incur any "All Other Fees" in the fiscal years ended March 31, 2008 and 2007.

The reports of our principal accountant on our financial statements for the years ended March 31, 2007 and 2008 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 22, 2005, we engaged AMLPP as our principal accountants, and dismissed KPMG LLP. The decision to engage AMLLP and dismiss KPMG LLP was approved by the Audit Committee of the Board of Directors, which subsequently advised the Board of Directors of its decision. In connection with the financial statement audits for the fiscal years ended December 31, 2003 and 2004, and the subsequent interim period through September 22, 2005, there were: (1) no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that, as previously disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004, KPMG LLP advised us that we did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the following material weaknesses identified in management's assessment:

1. Our policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for distributor price adjustments. As a result of this deficiency in internal control, a material understatement of management's reserve computation was identified.

2. Our policies and procedures associated with the preparation and review of schedules and reconciliations supporting the consolidated statement of cash flows were not effective. These internal control deficiencies resulted in the overstatement of cash flows from operating activities and the understatement of cash flows from investing activities in a corresponding amount.

The subject matter of the material weaknesses described above was discussed by our management and the Audit Committee of the Board of Directors with KPMG LLP, and we have authorized KPMG LLP to fully respond to the inquiries of our successor accountant. We did not consult with Armanino McKenna LLP regarding the matters set forth in Item 304(a)(2) of Regulation S-K prior to their engagement.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services to which the Company management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent auditors will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming fiscal year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. The Audit Committee will also designate a member to have the authority to pre-approve interim requests for additional non-audit services that were not contained in the annual pre-approval request. Such member shall approve or reject any interim non-audit service requests and report any interim service pre-approvals at the following Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The following documents are filed as part of this report:

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2008.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July 2008.

ZiLOG, INC.
By: /s/ Perry J. Grace
Perry J. Grace
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Darin G. Billerbeck	President, Chief Executive Officer and Director	July 29, 2008

/s/ Perry J. Grace Perry J. Grace	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	July 29, 2008

* Federico Faggin	Director	July 29, 2008

* Richard L. Sanquini	Director	July 29, 2008

* Robin A. Abrams	Director	July 29, 2008

* David G. Elkins	Director	July 29, 2008

*By: /s/ Perry J. Grace
Perry J. Grace
(Attorney-in-fact)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2008. PDF

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2008. PDF