Form 10-Q
period 2008-06-28
ZILOG INC
filed 2008-08-13
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 28, 2008
Common Stock, $0.01 par value per share	16,948,361 shares

Note: PDF provided as a courtesy

FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "anticipates", "believes", "estimates", "potential", "continue", or the negative terms or other comparable terminology. These statements include, without limitation:

  estimates of market growth;
  estimates of capital expenditures;
  the adequacy of available cash;
  the cost or outcome of any litigation pending or threatened;
  the impact on recent accounting pronouncements;
  any gross margin improvement resulting from our research and development effort; and
  the expected cost of compliance with environmental laws.

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry and assembly services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 28, 2008
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
	Three Months Ended
	June 28,	June 30,
	2008	2007
Net sales	$18,154	$16,789
Cost of sales	9,604	9,419
Gross margin	8,550	7,370

Operating expenses:
Research and development	3,931	4,493
Selling, general and administrative	5,641	4,932
Special charges and credits	590	423
Amortization of intangible assets	208	251
Total operating expenses	10,370	10,099

Operating loss	(1,820)	(2,729)

Other income:
Other income (expense)	111	(68)
Interest income	70	234
Loss before provision for income taxes	(1,639)	(2,563)
Provision for income taxes	102	485
Net loss	$(1,741)	$(3,048)

Basic and diluted net loss per share	$(0.10)	$(0.18)

Shares used in computing basic and diluted net loss per share	16,948	16,906

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 28,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,829	$16,625
Accounts receivable, less allowance for doubtful accounts of $139 at
June 28, 2008 and $145 at March 31, 2008	7,435	6,834
Inventory	8,703	8,413
Deferred tax assets	263	263
Prepaid expenses and other current assets	1,710	1,663
Total current assets	35,940	33,798

Long term investments	1,500	1,925
Property, plant and equipment, net	8,549	6,604
Goodwill	2,211	2,211
Intangible assets, net	2,320	2,528
Other assets	768	774
Total assets	$51,288	$47,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$1,385	$720
Accounts payable	8,886	7,258
Current liability - license agreements	1,422	525
Income taxes payable	391	535
Accrued compensation and employee benefits	3,389	2,444
Other accrued liabilities	2,407	2,094
Deferred income on shipments to distributors	5,450	5,867
Total current liabilities	23,330	19,443

Deferred tax liabilities	263	263
Other long term liabilities - license agreements	1,597	592
Other non-current tax liabilities	717	663
Total liabilities	25,907	20,961

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
16.9 million shares issued and outstanding
at June 28, 2008 and March 31, 2008, respectively	185	185
Additional paid-in capital	126,081	125,838
Treasury stock	(7,456)	(7,456)
Other comprehensive income	102	102
Accumulated deficit	(93,531)	(91,790)
Total stockholders' equity	25,381	26,879
Total liabilities and stockholders' equity	$51,288	$47,840

See accompanying notes to unaudited condensed consolidated financial statements.

5

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Three Months Ended
	June 28,	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,741)	$(3,048)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and other amortization	844	774
Loss (gain) on disposition of operating assets	(31)	170
Stock-based compensation	435	409
Amortization of fresh-start intangible assets	208	251
Changes in operating assets and liabilities:
Accounts receivable, net	(601)	(1,077)
Inventory	(290)	283
Prepaid expenses and other current and non-current assets	(40)	826
Accounts payable	1,628	(193)
Accrued compensation and employee benefits	945	(405)
Deferred income on shipments to distributors	(417)	(381)
Accrued and other current and non-current liabilities	(513)	(333)
Net cash provided by (used in) operating activities	427	(2,724)

Cash Flows from Investing Activities:
Disposal of assets held for sale - MOD II property	-	3,237
Redemption of long term investments	425	-
Capital expenditures	(359)	(349)
Net cash provided by investing activities	66	2,888

Cash Flows From Financing Activities:
Short term debt	665	-
Proceeds from issuance of common stock under stock purchase plans	46	239
Net cash provided by financing activities	711	239

Net increase in cash and cash equivalents	1,204	403
Cash and cash equivalents at beginning of period	16,625	19,390
Cash and cash equivalents at end of period	$17,829	$19,793

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of a development license through a long term payment
arrangement	$2,400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2007	16,840	$183	$124,558	$(7,174)	$-	$(82,820)	$34,747
Adoption of FIN48	-	-	-	-	-	568	568
Issuance of common stock under stock option plans	48	1	167	-	-	-	168
Issuance of common stock under employee stock
purchase plan	20	-	71	-	-	-	71
Stock-based compensation expense - director shares	5	-	28	-	-	-	28
Stock-based compensation expense	-	-	381	-	-	-	381
Comprehensive loss:
Other comprehensive income - defined benefit plan	-	-	-	-	81	-	81
Net loss						(3,048)	(3,048)
Net loss and comprehensive loss	-	-	-	-	-		(2,447)
Balance at June 30, 2007	16,913	$184	$125,205	$(7,174)	$81	$(85,301)	$32,996

Balance at March 31, 2008	16,923	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	3	-	11	-	-	-	11
Issuance of common stock under employee stock							-
purchase plan	13	-	35	-	-	-	35
Stock-based compensation expense - directors shares	9	-	29	-	-	-	29
Stock-based compensation expense	-	-	168	-	-	-	168
Comprehensive loss:
Net loss						(1,741)	(1,741)
Total comprehensive loss	-	-	-	-			(1,741)
Balance at June 28, 2008	16,948	$185	$126,081	$(7,456)	$102	$(93,531)	$25,381

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2008 Annual Report filed on Form 10-K (File Number 001-13748) for the fiscal year ended March 31, 2008, filed on June 30, 2008 with the Securities and Exchange Commission.

The Company's fiscal year ends March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fiscal fourth quarter, which ends on March 31. Certain reclassifications have been made to prior-period balances to present the consolidated financial statements on a consistent basis with the current year presentation. Any reference to year pertains to the fiscal year unless otherwise indicated. The operating results for any period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at March 31, 2008 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in its Annual Report for the 2008 fiscal year ended March 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on June 30, 2008. The Company's significant accounting policies remain unchanged from those disclosed on Form 10-K for the fiscal year ended March 31, 2008, except for the following:

Adoption of Accounting Standards. Effective April 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). The Company did not elect to adopt the fair value option under this pronouncement which permits entities to choose to measure many financial instruments and certain other items at fair value on a contract by contract basis.

Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

• Level 1 -	Quoted prices in active markets for identical assets or liabilities;
• Level 2 -

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

• Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 28, 2008 (in thousands):

	June 28, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 12,589	$ 12,589	$ -	$ -
Commercial paper	296	-	296	-
Auction rate preferred securities	1,500	-	1,500	-
Total	$ 14,385	$ 12,589	$ 1,796	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $2.5 million from redemptions of its ARPS. The remaining ARPS balance of $1.5 million as of June 28, 2008, has been classified as long-term investments and accrues interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. All of the Company's ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the issuers reported collateralized asset value ranges which exceed the value of ARPS held by the Company by 200 to 300 percent. Accordingly, the remaining ARPS balance of $1.5 million is categorized as Level 2 for fair value measurement under FAS 157 and has been recorded at full par value on the consolidated balance sheet as of June 28, 2008. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 3. INVENTORY

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess or obsolete inventory are released only upon sale, scrap or other disposition of the reserved inventory. Inventories, net of provisions, consist of the following (in thousands):

	June 28,	March 31,
	2008	2008
Raw materials	$392	$447
Work-in-progress	6,433	5,924
Finished goods	1,878	2,042
Inventory, net	$8,703	$8,413

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$19	$759
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	(661)
Outsourcing costs - test operations	571	-
MOD II maintenance and selling costs	-	325
Professional fees for debt restructuring	-	-
Total special charges and credits	$590	$423

As part of the Company's ongoing efforts to reduce costs and streamline activities, in November 2007, the Company initiated a plan to outsource its production test operations currently performed in its Philippines facility to third parties. Previously, the Company also reorganized certain of its sales offices, relocated its corporate headquarters to a new facility in San Jose, California in July 2007 and consolidated certain research and development activities in April 2007 including the transfer of certain activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities.

During the three months ended June 28, 2008 and June 30, 2007, the Company incurred $0.6 million and $0.4 million, respectively, in special charges. Special charges of $0.6 million for the three months ended June 28, 2008, include severance and other costs related to the Company's outsourcing activities.

Special charges of $0.4 million for the three months ended June 30, 2007 include severance and termination costs associated with the consolidation of its research and development activities, MOD II maintenance and selling costs partially offset by reimbursements from the Company's Philippines defined benefit plan.

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

Accrued
Special
Charges
Balance at March 31, 2008	$489
Accruals	139
Cash payments	-
Balance at June 28, 2008	$628

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and direct customer accounts including original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in a broad range of market segments. The Company's operations outside the United States consist of a final test and global support facility in the Philippines and sales and support and design centers in certain foreign countries. Domestic operations are responsible for the design, development and the coordination of production planning and shipping to meet worldwide customer commitments. The Philippine facility is reimbursed in relation to its value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.

The Company has two broad current product categories based on product technologies, referred to as new products and 8-bit classic products.

Sales by Product Category. The following table represents the Company's net sales by product category for each of the periods indicated (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net sales by product category:
New Products	$11,064	$8,895
8-bit classic products	7,090	7,894
Total Net Sales	$18,154	$16,789

The following table summarizes the Company's net sales by region and by channel (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net sales by region:
Americas	$5,645	$6,413
Asia	9,616	8,221
Europe	2,893	2,155
Total net sales	$18,154	$16,789

Net sales by channel:
Direct	$9,102	$6,899
Distribution	9,052	9,890
Total net sales	$18,154	$16,789

Major customers: During the quarter ended June 28, 2008, one distributor and two customers each individually accounted for greater than 10% of the Company's total net sales. The distributor and two customers accounted for approximately 24%, 16% and 11% of net sales, respectively.

During the quarter ended June 30, 2007, two customers accounted for greater than 10% of the Company's total net sales. These two customers, including one distributor, accounted for approximately 25% and 14% of net sales, respectively.

NOTE 6. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the next three years and expire ten years from the grant-date. As of June 28, 2008, the Company had 2,132,909 shares available for grant.

Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 957,075 shares of common stock reserved for future issuance under its ESPP plan as of June 28, 2008.

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Standard No.123(R), "Share-Based Payment" ("SFAS 123R"), which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

During each of the quarters ended June 28, 2008 and June 30, 2007, the Company recorded $0.4 million in stock compensation expense which includes the cancellation of certain previously expensed stock options. Included in the Company's stock compensation expense for the quarter ended June 28, 2008 is $0.2 million of accrued stock compensation expense associated with its new employee incentive plans which are stock-based for certain employees.

The following table sets forth the total stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Cost of sales	$42	$36
Research and development	136	83
Selling, general and administrative	257	290
Total stock-based compensation expense	$435	$409

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended
	June 28,	June 30,
	2008	2007
Expected life (in years)	4.77	5.24
Interest rate	3.3%	4.9%
Volatility	49.08%	44.26%
Dividend yield	-	-
Weighted-average per share fair value at grant date	$3.43	$5.50

Employee Stock Purchase Plan	Three Months Ended
	June 28,	June 30,
	2008	2007
Expected life (in years)	0.6	0.6
Interest rate	1.40%	5.03%
Volatility	35.68%	34.99%
Dividend yield	-	-
Weighted-average per share fair value at grant date	$2.67	$3.47

The computation of expected volatility for the quarters ended June 28, 2008 and June 30, 2007 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

 Stock option activity for the quarter ended June 28, 2008, is as follows (dollars in thousands, except weighted average exercise price):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at March 31, 2008	2,082.8	$4.89
Grants	25.8	3.43
Exercises	(2.8)	2.70
Forfeitures or expirations	(19.1)	7.07
Outstanding at June 28, 2008	2,086.6	$4.85	7.82	$86.9

Outstanding Vested and Expected to Vest
at June 28, 2008	1,867.3	$5.00	7.67	$80.6

Exercisable at June 28, 2008	880.3	$6.47	6.23	$39.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 28, 2008. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest is approximately $0.1 million at June 28, 2008.

There were 2,791 stock option exercises during the quarter ended June 28, 2008. The weighted-average exercise price of options granted for the three months ended June 28, 2008 and June 30, 2007 was $2.70 and $3.47 per share, respectively.

No income tax benefit was realized from stock option exercises during the quarters ended June 28, 2008 and June 30, 2007. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of June 28, 2008, $1.4 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 2.9 years. The total unrecognized compensation cost related to restricted shares granted as of June 28, 2008 is $0.2 million, which is expected to be recognized over a weighted-average remaining period of 0.7 years.

NOTE 7. CONTINGENCIES

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed, and currently infringes, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, the Company filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, the Company received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, the Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself vigorously against these claims. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on its financial position, results of operations and/or cash flows.

On December 1, 2006, the Company filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel")  in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). The Company alleges that Altera and Actel have infringed, and currently infringe, its patent numbered 4,670,749 which the Company believes to be the fundamental patent for programmable logic. The Company claims that Altera's and Actel's products infringe these patents and is seeking unspecified damages and costs, including attorneys' fees.  Actel settled their case with the Company on June 11, 2007 for an undisclosed amount.  The case against Altera is currently on stay pending reexamination of the patent in suit.

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against the Company in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that the Company has infringed, and currently infringes, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of the Company's, including its eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company will defend itself vigorously against these claims. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities, and be required to change its business practices. Either of these could have a material adverse effect on its financial position, results of operations or cash flow.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 29, 2007. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 28, 2008, no such amounts are accrued.

In connection with the lease in July 2007 for its new corporate headquarters located in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with Wells Fargo Bank. This letter of credit is in lieu of a security deposit with theist San Jose facility landlord. The letter of credit initially expired in April 2008, but has been automatically extended, without written amendment, and shall be automatically extended in each succeeding calendar year up to April 2012, and then to, but not beyond a final expiration date of October 31, 2012.

NOTE 8. SHORT-TERM DEBT

During the fiscal year ended March 31, 2008, the Company entered into a short term financing agreement totaling $1.4 million. Borrowings on the agreement bear interest at a rate per annum equal, at the Company's option, to the Lender's stated prime rate or LIBOR, plus 1.75% which was 4.2% at June 28, 2008. As of June 28, 2008, the Company had $1.4 million of borrowings outstanding under this agreement and separately the Company had $0.3 million of standby letters of credit, respectively, issued to vendors. The Company had no borrowings or letters of credit outstanding as of June 30, 2007.

Additionally in April 2008, the Company entered into a three-year agreement to license certain technologies to further develop its 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.2 million has been included in short and long-term liabilities on the Company's consolidated balance sheet as of June 28, 2008.

NOTE 9. INCOME TAXES

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

As of June 28, 2008, the total amount of unrecognized tax benefits was approximately $5.2 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.7 million which if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. As of June 28, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

During the quarter ended June 28, 2008, the Company's income tax provision was $0.1 million which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the quarter ended June 30, 2007, the Company's income tax provision was $0.5 million which primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 10. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were less than $0.1 million for the three months ended June 28, 2008 and the three months ended June 30, 2007, respectively. There were no discretionary contributions made in the three months ended June 28, 2008 and the three months ended June 30, 2007, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted SFAS 158, which supersedes the previous accounting under SFAS 87. As of June 28, 2008 based on its actuarial report as of March 31, 2008, the pension plan was over-funded by approximately $0.1 million which is classified as other assets on the consolidated balance sheet. The over-funded position generally reflects a decline in the number of employees who are eligible for entitlements under the plan, coupled with increased returns on the plan assets that are greater than the increase in the employees' entitlement liabilities. During the quarter ended June 28, 2008, the net periodic benefit costs were immaterial.

During fiscal 2009, the Company expects to receive approximately $0.7 million of plan assets as entitlement benefits for terminated employees related to the Company's restructuring and outsourcing activities in its Philippines operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2008 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the quarters ended June 28, 2008 and June 30, 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2008 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Critical Accounting Estimates

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended March 31, 2008 and have not changed materially as of June 28, 2008, with the exception of the following:

Fair Value of Financial Instruments:

Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

• Level 1 -	Quoted prices in active markets for identical assets or liabilities;
• Level 2 -

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

• Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 28, 2008 (in thousands):

	June 28, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 12,589	$ 12,589	$ -	$ -
Commercial paper	296	-	296	-
Auction rate preferred securities	1,500	-	1,500	-
Total	$ 14,385	$ 12,589	$ 1,796	$ -

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments, stock-based compensation expense and deferred taxes. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Please refer to the critical accounting estimates described in our Form 10-K for the 2008 fiscal year ended March 31, 2008, filed on June 30, 2008.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net sales by region:
Americas	$5,645	$6,413
Asia	9,616	8,221
Europe	2,893	2,155
Total net sales	$18,154	$16,789

Net sales by channel:
Direct	$9,102	$6,899
Distribution	9,052	9,890
Total net sales	$18,154	$16,789

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net sales by product category:
New Products	$11,064	$8,895
8-bit classic products	7,090	7,894
Total Net Sales	$18,154	$16,789

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Days sales outstanding	37	49
Net sales to inventory ratio (annualized)	8.4	8.2
Weeks of inventory at distributors	11	12
Current ratio	1.5	2.1

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At June 28, 2008, our DSO was 37 days as compared to 49 days at June 30, 2007. This decrease in DSO is largely due to increased linearity of our shipments in the quarter ended June 28, 2008 versus the comparable quarter a year ago, thus allowing a higher portion of customer receivables to be collected during the quarter in which they were sold.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to 8.4 from 8.2 in the quarter ended June 28, 2008 compared to the quarter ended June 30, 2007 reflecting slightly higher inventory levels on significantly higher sales.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we maintain 10 to 13 weeks of inventories at our distributors. Both actual inventory levels and the weeks of inventory at distributors decreased in the quarter reflecting generally lower inventory levels held by our distributors.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of June 28, 2008 was 1.5 a decrease from 2.1 as of June 30, 2007. This decrease is primarily due to a decrease in cash which was used for working capital needs and the reclassification of our ARPS from cash and cash equivalents to long-term investments, offset by a decline in deferred income on shipments to our distributors as their inventory levels decreased.

Quarter Ended June 28, 2008 Compared to Quarter Ended June 30, 2007

Net Sales. Net sales were $18.2 million for the quarter ended June 28, 2008, an increase of 8% as compared to net sales of $16.8 million for the quarter ended June 30, 2007.

Net sales of our new products which include our 32-bit Zatara, universal remote control solutions and 8-bit embedded flash microcontrollers increased 24% to $11.1 million for the three months ended June 28, 2008 compared to $8.9 million for the three months ended June 30, 2007. This increase was primarily driven by an increase in our 32-bit Zatara product sales for our new secured transactions microprocessors for the point of sale market, an increase in sales of our remote control solutions reflecting continued customer expansion and existing customer growth with new programs, including shipments of our new low power CrimzonTM products, partially offset by a decrease in our embedded flash sales reflecting a reduction in sales to the consumer market.

Net sales of our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products decreased by 10% to $7.1 million for the quarter ended June 28, 2008, from $7.9 million for the quarter ended June 30, 2007, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications. Compared to year ago levels, we have experienced a reduction in sales of certain security applications reflecting what we believe is the impact of a slow down in the U.S. economy as it relates to the housing market and lower overall housing starts.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 47.1% for the quarter ended June 28, 2008 and 43.9% for the quarter ended June 30, 2007. The gross margin increase was primarily due to overall higher volumes, improved operating efficiencies and yields as well as reductions in wafer costs from our wafer foundry suppliers.

Research and Development Expenses. Research and development expenses decreased by 13% to $3.9 million for the quarter ended June 28, 2008 from $4.5 million for the quarter ended June 30, 2007. Research and development spending for the quarter ended June 28, 2008 was lower due to savings from our engineering site consolidation efforts initiated last year and the completion of certain new product development activities. Although our costs have decreased, we continue to expand our 8-bit embedded flash designs and invest in new products supporting our universal remote control solutions and our 32-bit Zatara family of products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.7 million for the quarter ended June 28, 2008 from $4.9 million for the quarter ended June 30, 2007. Both sales and marketing and general and administrative costs increased reflecting costs to support new sales and marketing programs, legal and professional fees associated with our strategic alternatives review and the incremental costs of our new employee incentive programs.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$19	$759
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	(661)
Outsourcing costs - test operations	571	-
MOD II maintenance and selling costs	-	325
Professional fees for debt restructuring	-	-
Total special charges and credits	$590	$423

During the quarter ended June 28, 2008, special charges totaled $0.6 million representing costs associated with our test operations outsource activities and costs associated with the consolidation of our engineering sites. During the quarter ended June 30, 2007, special charges totaled $0.4 million representing costs associated with the consolidation of our engineering sites and MOD II maintenance costs and selling costs, partially offset by reimbursements of retirement benefits from our Philippines defined benefit plan.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

We performed our annual impairment test of goodwill and intangible assets during the quarter ended March 31, 2008. As of June 28, 2008, there was no indication of impairment of our intangible assets' carrying value.

Separable intangible assets that are deemed to have defined lives have been recorded and continue to be amortized over their useful lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name.

The separable intangible assets identified in connection with fresh-start accounting and included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$16,959	$9,243	$26,202
Accumulated amortization	16,926	6,956	23,882
Book value at June 28, 2008	$33	$2,287	$2,320

The anticipated remaining amortization schedule for these assets is as follows (in thousands):

	Current	Brand
Fiscal Year	Technology	Name	Total
2009 - remaining 3 quarters	$33	$560	$593
2010	-	680	680
2011	-	617	617
2012	-	430	430
Total	$33	$2,287	$2,320

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the quarter ended June 28, 2008, was $0.1 million as compared to $0.2 million for the quarter ended June 30, 2007. The lower interest income in the quarter ended June 28, 2008 is due to lower average invested cash balances, lower interest rates and a more conservative investment strategy given the continued uncertainty in the global money markets. Other income (expense) primarily includes interest expense and other income and expense reflecting foreign currency gains and losses. During the quarter ended June 28, 2008, $0.1 million other income includes interest expense from our short term financing arrangement offset by foreign exchange gains. During the quarter ended June 30, 2007, other expense primarily includes foreign currency losses.

Income Taxes. For the quarter ended June 28, 2008, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. For the quarter ended June 30, 2007, our income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. The amortization of deferred charges is now complete and as such, no amortization charges were recorded in the quarter ended June 28, 2008. We anticipate operating at a loss for U.S. tax purposes for the fiscal year ending March 31, 2009 however, we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of June 28, 2008, we had $1.4 million of bank borrowings outstanding primarily reflecting borrowings under a short term bank arrangement utilized to finance a three-year license agreement for engineering development software. Approximately 75% of the total three-year cost is required to be paid in the first seven months of the agreement beginning January 1, 2008. As of June 30, 2007, we had no debt or bank borrowings outstanding. Additionally in April 2008, we entered into a three-year agreement to license certain technologies to further develop our 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.2 million has been included in short and long-term liabilities on our consolidated balance sheet as of June 28, 2008. widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  As of March 31, 2008 we held $3.9 million in ARPS and subsequently have received $2.4 million from redemptions of our ARPS which have been included in cash and cash equivalents as of June 28, 2008.

We adopted SFAS No. 157 (SFAS 157), "Fair Value Measurements," on April 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into a three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $1.5 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our consolidated balance sheet as of June 28, 2008. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS holdings.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the quarter ended June 28, 2008, net cash provided by operating activities was $0.4 million compared to $2.7 million net cash used in operating activities during the quarter ended June 30, 2007. The $3.1 million increase in net cash provided primarily reflects the lower net loss of $1.3 million resulting from higher sales and higher gross margin, more cash provided by accounts receivable collections of $0.5 million, more cash provided by accounts payable of $1.8 million due to higher accounts payable balances and more cash provided by accrued compensation and employee benefits of $1.4 million reflecting the employee incentives, partially offset by $0.8 million cash used to prepay certain long term development licenses and $0.6 million cash used for inventory due to higher inventory levels.

Cash Flows From Investing Activities. During the quarter ended June 28, 2008, net cash provided by investing activities was $0.1 million, a decrease of $2.8 million from $2.9 million during the quarter ended June 30, 2007. Cash provided by investing activities in the quarter ended June 28, 2008 includes $0.4 million of our investment in ARPS classified as long term investments partially offset by $0.4 million of software and IT infrastructure related capital expenditures. Cash provided by investing activities in the quarter ended June 30, 2007 included the sale of our MOD II facility for a gross sales price of $3.2 million offset by the purchase of $0.3 million of capital expenditures primarily related to our headquarter facility relocation.

Cash Flows From Financing Activities. During the quarters ended June 28, 2008 and June 30, 2007, $0.7 million and $0.2 million in net cash was provided by financing activities, respectively. During the quarter ended June 28, 2008, our financing activities includes the receipt of cash under our short term financing arrangement of $0.7 million and $46,000 of proceeds from the issuance of common stock under employee stock and option plans. During the quarter ended June 30, 2007, $0.2 million of cash was provided by proceeds from the issuance of common stock under employee stock option and purchase plans.

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

Our EBITDA, reconciled to cash provided by (used in) operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (unaudited, in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Reconciliation of net loss to EBITDA:
Net loss	$(1,741)	$(3,048)
Depreciation and amortization	1,052	1,025
Interest income	(70)	(234)
Provision for income taxes	102	485
EBITDA	$(657)	$(1,772)

Reconciliation of EBITDA to net cash provided by
(used in) operating activities:
EBITDA	$(657)	$(1,772)
Provision for income taxes	(102)	(485)
Interest income	70	234
Stock-based compensation	435	409
Loss (gain) on disposition of operating assets	(31)	170
Changes in operating assets and liabilities	712	(1,280)
Net cash provided by (used in) operating activities	$427	$(2,724)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non-current assets and liability amounts. For the quarter ended June 28, 2008, the changes in operating assets and liabilities primarily reflect the increase in cash and cash equivalents and accounts receivable, the changes in our overall inventory position and the increase in our short term debt, accounts payable for inventory, other accrued liabilities for restructuring and accrued compensation and employee benefits.

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

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operation lease obligations	$4,111	$1,210	$989	$1,843	$69

Purchase obligations	6,013	3,384	1,565	1,064	-

Total	$10,124	$4,594	$2,554	$2,907	$69

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at June 28, 2008. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 28, 2008, no such amounts have been accrued.

Off-Balance Sheet Arrangements

As of June 28, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K

Seasonality

Sales typically increase in the June quarter and peak in the September quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our sales are generally lower in the March and December quarters as compared to the June and September quarters, although our trends have fluctuated considerably in the most recent periods. Our sales have been impacted by non-seasonal trends including sales reductions by certain direct customers and declines in our classic business. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

As of June 28, 2008, our cash and cash equivalents of $17.8 million were invested in bank time deposits and money market funds. Cash and cash equivalents were $16.6 million at March 31, 2008. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $4.0 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $2.5 million of our ARPS. As of June 28, 2008 our remaining investment in ARPS of $1.5 million has been classified as long-term investments at full par value on our consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 28, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2008, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. Notwithstanding this favorable ruling, because Microchip has a right to appeal the patent office's decision, we do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves vigorously against these claims. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

On May 23, 2008, Altera Corporation ("Altera") filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that we have infringed, and currently infringe, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of ours, including our eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees.

We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

We are participating in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these other matters. Our management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on our consolidated financial statements, although there can be no assurance in this regard.

Item 1A. Risk Factors

Risk Factors.

In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed. The risk factors described in our Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (c)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc. PDF
10.1 (c)	Severance Pay Plan. PDF
10.2 (c)	Key Employee Protection Plan. PDF
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2008.      PDF

_____________

(a)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2007.
(c)	Filed herewith.

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

Date: August 12, 2008