Form 10-Q
period 2008-09-27
ZILOG INC
filed 2008-11-12
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common Stock, $0.01 par value per share	16,961,541 shares

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

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry, assembly and test services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in the remaining manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 27, 2008
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales	$19,026	$16,659	$37,180	$33,448
Cost of sales	10,215	8,915	19,819	18,335
Gross margin	8,811	7,744	17,361	15,113

Operating expenses:
Research and development	3,953	3,923	7,884	8,416
Selling, general and administrative	5,861	5,133	11,503	10,065
Special charges and credits	554	471	1,144	894
Amortization of intangible assets	209	251	418	502
Total operating expenses	10,577	9,778	20,949	19,877

Operating loss	(1,766)	(2,034)	(3,588)	(4,764)

Other income:
Other income (expense)	272	(18)	384	(86)
Interest income	49	233	120	467
Loss before provision for income taxes	(1,445)	(1,819)	(3,084)	(4,383)
Provision for income taxes	112	93	214	578
Net loss	$(1,557)	$(1,912)	$(3,298)	$(4,961)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.29)

Shares used in computing basic and diluted net loss per share	16,949	16,913	16,937	16,887

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Sept. 27,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,899	$16,625
Accounts receivable, less allowance for doubtful accounts of $131
at September 27, 2008 and $145 at March 31, 2008	7,263	6,834
Inventory	7,608	8,413
Deferred tax assets	263	263
Prepaid expenses and other current assets	1,617	1,663
Total current assets	33,650	33,798

Long term investments	1,450	1,925
Property, plant and equipment, net	7,749	6,604
Goodwill	2,211	2,211
Intangible assets, net	2,111	2,528
Other assets	863	774
Total assets	$48,034	$47,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$1,039	$720
Accounts payable	8,264	7,258
Other current liabilities, including license agreements	1,214	525
Income taxes payable	224	535
Accrued compensation and employee benefits	3,403	2,444
Other accrued liabilities	2,175	2,094
Deferred income on shipments to distributors	5,012	5,867
Total current liabilities	21,331	19,443

Deferred tax liabilities	263	263
Other long term liabilities, including license agreements	1,597	592
Other non-current tax liabilities	754	663
Total liabilities	23,945	20,961

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
16.9 million shares issued and outstanding at
September 27, 2008 and March 31, 2008, respectively	185	185
Additional paid-in capital	126,346	125,838
Treasury stock	(7,456)	(7,456)
Other comprehensive income	102	102
Accumulated deficit	(95,088)	(91,790)
Total stockholders' equity	24,089	26,879
Total liabilities and stockholders' equity	$48,034	$47,840

See accompanying notes to unaudited condensed consolidated financial statements.

5

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(3,298)	$(4,961)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and other amortization	1,723	1,491
Loss (gain) on disposition of operating assets	(31)	244
Stock-based compensation	760	791
Amortization of fresh-start intangible assets	418	502
Changes in operating assets and liabilities:
Accounts receivable, net	(429)	126
Inventory	805	(158)
Prepaid expenses and other current and non-current assets	(42)	1,344
Accounts payable	1,006	818
Accrued compensation and employee benefits	613	(441)
Deferred income on shipments to distributors	(855)	(495)
Accrued and other current and non-current liabilities	(846)	(1,084)
Net cash used in operating activities	(176)	(1,823)

Cash Flows from Investing Activities:
Disposal of assets held for sale - MOD II property	-	3,237
Redemption of long term investments	475	-
Capital expenditures	(437)	(960)
Net cash provided by investing activities	38	2,277

Cash Flows From Financing Activities:
Short term debt	319	-
Repurchase of restricted shares	-	(282)
Proceeds from issuance of common stock under employee stock and option purchase plans	93	338
Net cash provided by financing activities	412	56

Net increase in cash and cash equivalents	274	510
Cash and cash equivalents at beginning of period	16,625	19,390
Cash and cash equivalents at end of period	$16,899	$19,900

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of development licenses through long term
payment arrangement	$2,400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2007	16,840	$183	$124,558	$(7,174)	$-	$(82,820)	$34,747
Cumulative affect of accounting change - adoption of FIN48	-	-	-	-	-	(87)	(87)
Issuance of common stock under stock option plans	68	1	224	-	-	-	225
Issuance of common stock under employee stock
purchase plan	35	-	115	-	-	-	115
Stock-based compensation expense - director shares	11	-	50	-	-	-	50
Stock-based compensation expense	-	-	741	-	-	-	741
Restricted Shares Cancelled	(20)	-	-	-	-	-	-
Repurchase of common stock	(73)	-	-	(282)	-	-	(282)
Comprehensive loss:
Other comprehensive income - defined benefit plan	-	-	-	-	81	-	81
Net Loss	-	-	-	-	-	(4,961)	(4,961)
Total comprehensive loss	-	-	-	-	-	-	(4,880)
Balance at September 29, 2007	16,861	$184	$125,688	$(7,456)	$81	$(87,868)	$30,629

Balance at March 31, 2008	16,923	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	5	-	18	-	-	-	18
Cancellation of restricted shares	(13)	-	-	-	-	-	-
Issuance of common stock under employee stock							-
purchase plan	28	-	75	-	-	-	75
Stock-based compensation expense - directors shares	18	-	56	-	-	-	56
Stock-based compensation expense	-	-	359	-	-	-	359
Comprehensive loss:
Net loss	-	-	-	-	-	(3,298)	(3,298)
Total comprehensive loss	-	-	-	-	-	-	(3,298)
Balance at September 27, 2008	16,961	$185	$126,346	$(7,456)	$102	$(95,088)	$24,089

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

Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In September 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active", which clarifies the application of SFAS No. 157 in a market that is not active. The Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 27, 2008 (unaudited, in thousands):

	Sept. 27, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 11,197	$ 11,197	$ -	$ -
Commercial paper	296	-	296	-
Auction rate preferred securities	1,450	-	1,450	-
Total	$ 12,943	$ 11,197	$ 1,746	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $2.5 million from redemptions of its ARPS. The remaining ARPS balance of $1.45 million as of September 27, 2008, has been classified as long-term investments and accrues interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. All of the Company's ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the issuers reported collateralized asset value ranges which exceed the value of ARPS held by the Company by 200 to 300 percent. Accordingly, the remaining ARPS balance of $1.45 million is categorized as Level 2 for fair value measurement under FAS 157 and has been recorded at full par value on the consolidated balance sheet as of September 27, 2008. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 3. INVENTORY

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess or obsolete inventory are released only upon sale, scrap or other disposition of the reserved inventory. Inventories, net of provisions, consist of the following (unaudited, in thousands):

	Sept. 27,	March 31,
	2008	2008
Raw materials	$248	$447
Work-in-progress	5,351	5,924
Finished goods	2,009	2,042
Inventory, net	$7,608	$8,413

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$-	$124	$-	$883
MOD II maintenance and selling costs	-	-	-	248
Manufacturing test outsources:
Employee severance and other costs	263	311	292	388
Other	291	36	852	36
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	-	(661)
Total special charges and credits	$554	$471	$1,144	$894

As part of the Company's ongoing efforts to reduce costs and streamline activities, in November 2007, the Company initiated a plan to outsource its production test operations currently performed in its Philippines facility to third party manufacturing partners. Previously, the Company also reorganized certain of its sales offices, relocated its corporate headquarters to a new facility in San Jose, California in July 2007. Additionally, in April 2007, the Company consolidated certain research and development activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities.

During the three and six months ended September 27, 2008, the Company incurred $0.6 million and $1.1 million, respectively, in special charges. Special charges include severance and other costs related to the Company's test outsourcing activities.

During the three and six months ended September 29, 2007, the Company incurred $0.5 million and $1.3 million, respectively, for severance, lease termination costs and other closure costs related to the consolidation of its research and development efforts and test outsource activities. During the six months ended September 29, 2007, the Company incurred period expenses of $0.2 million related to maintenance costs and subsequent costs associated with the sale of its MOD II facility. Additionally in May 2007, the Company received a refund of $0.7 million from its Philippines defined benefit plan related to its prior over funded status. The refund was recorded as a credit to special charges during the six months ended September 29, 2007.

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (unaudited, in thousands):

Accrued
Special
Charges
Balance at March 31, 2008	$489
Accruals	548
Cash payments	(469)
Balance at Sept. 27, 2008	$568

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

The Company has two broad current product categories based on product technologies, referred to as new products and 8-bit classic products. The new products category includes universal remote control solutions, Zatara 32-bit secured transaction processors and 8-bit embedded flash microcontrollers. Classic products primarily reflect sales of Z8 microcontrollers including both ROM and OTP, Z80 microprocessors and serial communications controllers.

Sales by Product Category. The following table represents the Company's net sales by product category for each of the periods indicated (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales by product category:
New Products	$12,048	$8,304	$23,112	$17,199
8-bit classic products	6,978	8,355	14,068	16,249
Total Net Sales	$19,026	$16,659	$37,180	$33,448

The following table summarizes the Company's net sales by region and by channel (in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales by region:
Americas	$6,084	$4,798	$11,729	$11,211
Asia	10,604	9,519	20,220	17,739
Europe	2,338	2,342	5,231	4,498
Total net sales	$19,026	$16,659	$37,180	$33,448

Net sales by channel:
Direct	$9,400	$6,693	$18,502	$13,592
Distribution	9,626	9,966	18,678	19,856
Total net sales	$19,026	$16,659	$37,180	$33,448

Major customers: For the three and six months ended September 27, 2008, one distributor and two customers each individually accounted for greater than 10% of the Company's total net sales. The distributor accounted for approximately 24% of net sales during the three and six months ended September 27, 2008. For the three months ended September 27, 2008, two customers each accounted for approximately 13% of net sales. For the six months ended September 27, 2008, two customers accounted for approximately 14% and 12% of net sales.

For the three and six months ended September 29, 2007, one distributor accounted for greater than 10% of the Company's total net sales. This distributor accounted for approximately 35% and 33% of net sales, respectively. For the six months ended September 29, 2007, one customer accounted for approximately 10% of the Company's total net sales.

NOTE 6. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the next three years and expire ten years from the grant-date. As of September 27, 2008, the Company had 2,125,577 shares available for grant under all plans.

Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 942,378 shares of common stock reserved for future issuance under its ESPP plan as of September 27, 2008.

The Company has a fiscal 2009 Employee Stock Incentive Program ("SIP") that provides eligible employees an incentive award based upon the Company's achievement of goals related to revenue growth and product and customer program development. The incentive award is calculated as a fixed dollar amount in the first and second half of fiscal 2009 and is settled in the form of restricted stock awards. The classification of obligations and expense recognition related to these awards is recognized in accordance with FASB Statement 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and SFAS 123R "Share Based Payments". During the three and six months period ended September 27, 2008, the Company recognized $0.2 million and $0.1 million, respectively of stock compensation expenses related to the SIP.  The total value of the SIP earned by eligible employees for the first half of fiscal 2009 was $0.7 million with an unrecognized portion of $0.4 million that will be recognized ratably through the expected final vesting date of May 8, 2009. SIP stock awards for the first half of fiscal 2009 were made at the market price on September 27, 2008.  Currently, the estimated shares expected to be issued are 234, 612 at the closing market price of $3.19 per share.

During the three and six month periods ended September 27, 2008, the Company recorded $0.3 million and $0.8 million in stock compensation expense which includes the applicable compensation expenses for the Company's fiscal 2009 stock incentive plan, respectively. In comparison, for the three and six months ended September 29, 2007, the Company recorded $0.4 million and $0.8 million of stock compensation expense, respectively.

The following table sets forth the total stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Cost of sales	$30	$31	$73	$67
Research and development	85	68	220	151
Selling, general and administrative	211	287	467	573
Total stock-based compensation expense	$326	$386	$760	$791

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Expected life (in years)	4.8	5.2	4.8	5.2
Interest rate	3.3%	4.3%	3.3%	4.6%
Volatility	49.1%	45.0%	49.1%	44.6%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$1.53	$1.77	$1.54	$2.07

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Expected life (in years)	0.7	0.9	0.7	0.7
Interest rate	1.9%	5.0%	2.2%	5.0%
Volatility	64.7%	38.6%	59.9%	36.0%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$0.91	$0.89	$0.87	$0.86

The computation of expected volatility for the three and six months ended September 27, 2008 and September 29, 2007 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended September 27, 2008, is as follows (unaudited):
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(000's)	(per share)	(years)	(000's)
Outstanding at March 31, 2008	2,083	$ 4.89
Grants	26	$ 3.43
Exercises	(3)	$ 2.70
Forfeitures or expirations	(19)	$ 7.07
Outstanding at June 28, 2008	2,087	$ 4.85
Grants	42	$ 3.38
Exercises	(2)	$ 2.70
Forfeitures or expirations	(31)	$ 4.40
Outstanding at September 27, 2008	2,096	$ 4.83	7.5	$ 108

Outstanding Vested and Expected to Vest
at September 27, 2008	1,880	$ 4.97	7.4	$ 98

Exercisable at September 27, 2008	982	$ 6.17	6.1	$ 50

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, that is, the difference between the Company's closing stock price on the last trading day of the period and the exercise price times the number of shares that would have been received by the option holders had all option holders exercised their options on September 27, 2008. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest is approximately $98,000 at September 27, 2008.

There were 2,449 and 5,240 stock option exercises during the three and six months ended September 27, 2008, respectively. The weighted-average exercise price of options granted for the three and six months ended September 27, 2008 and September 29, 2007 was $3.38 and $3.41 per share, respectively.

No income tax benefit was realized from stock option exercises during the three and six months ended September 27, 2008 and September 29, 2007. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of September 27, 2008, $1.18 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 2.66 years. The total unrecognized compensation cost related to restricted shares granted as of September 27, 2008 is less than $0.1 million, which is expected to be recognized over a weighted-average remaining period of 0.4 years.

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

On May 23, 2008, Altera filed a patent infringement claim against the Company in the U.S. District Court of Texas (civil action number 2:08- CV-218). Altera alleges that the Company has infringed, and currently infringes, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of the Company's, including its eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company will defend itself vigorously against these claims. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities, and be required to change its business practices. Either of these could have a material adverse effect on its financial position, results of operations or cash flow.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at September 27, 2008. The Company discloses indemnification liabilities according to FASB Staff Position FIN 45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 27, 2008, no such amounts are accrued.

In connection with the lease in July 2007 for its new corporate headquarters located in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with its bank for the security deposit.

NOTE 8. SHORT-TERM DEBT AND LICENSE AGREEMENTS

During the fiscal year ended March 31, 2008, the Company entered into a short term financing agreement totaling $1.4 million. Borrowings on the agreement bear interest at a rate per annum equal, at the Company's option, to the Lender's stated prime rate or LIBOR, plus 1.75% which was 5.0% at September 27, 2008. As of September 27, 2008, the Company had $1.0 million of borrowings outstanding under this agreement payable through June, 2009. As noted previously, the Company had $0.3 million of standby letters of credit with its bank as of September 27, 2008 and September 29, 2007, respectively.

In October 2007, the Company entered into a three year development software license agreement beginning December 30, 2007 for a total of license fee of $2.2 million. The Company retains perpetual use of the software at the end of the agreement. The total unpaid portion of $0.6 million has been included in short and long-term liabilities on the Company's consolidated balance sheet as of September 27, 2008.

In April 2008, the Company entered into a three-year agreement to license certain technologies to further develop its 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.2 million has been included in short and long-term liabilities on the Company's consolidated balance sheet as of September 27, 2008.

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

As of September 27, 2008, the total amount of unrecognized tax benefits was approximately $5.4 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.8 million which if recognized would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. As of September 27, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

During the three and six months ended September 27, 2008, the Company's income tax provision was $0.1 million and $0.2 million, respectively, which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the three and six months ended September 29, 2007, the Company's income tax provision was $0.1 million and $0.6 million, respectively, which primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 10. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were less than $0.1 million for the six months ended September 27, 2008 and the six months ended September 29, 2007, respectively. There were no discretionary contributions made in the six months ended September 27, 2008 and the six months ended September 29, 2007, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted SFAS 158, which supersedes the previous accounting under SFAS 87. As of September 27, 2008 based on its actuarial report as of March 31, 2008, the pension plan was over-funded by approximately $0.1 million which is classified as other assets on the consolidated balance sheet. The over-funded position generally reflects a decline in the number of employees who are eligible for entitlements under the plan, coupled with increased returns on the plan assets that are greater than the increase in the employees' entitlement liabilities. During the six months ended September 27, 2008, the net periodic benefit costs were immaterial.

During the six months ended September 27, 2008, the Company received $0.7 million of plan assets as entitlement benefits for terminated employees, which was included in the net severance payments related to the Company's restructuring and outsourcing activities in its Philippines operations.

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

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the three-month and six-month periods ended September 27, 2008 and September 29, 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2008 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Critical Accounting Estimates

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended March 31, 2008 and have not changed materially as of September 27, 2008, with the exception of the following:

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments, stock-based compensation expense and deferred taxes. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results may differ from those estimates. Critical accounting estimates are described in our Form 10-K for the 2008 fiscal year ended March 31, 2008, filed on June 30, 2008.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales by region:
Americas	$6,084	$4,798	$11,729	$11,211
Asia	10,604	9,519	20,220	17,739
Europe	2,338	2,342	5,231	4,498
Total net sales	$19,026	$16,659	$37,180	$33,448

Net sales by channel:
Direct	$9,400	$6,693	$18,502	$13,592
Distribution	9,626	9,966	18,678	19,856
Total net sales	$19,026	$16,659	$37,180	$33,448

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales by product category:
New Products	$12,048	$8,304	$23,112	$17,199
8-bit classic products	6,978	8,355	14,068	16,249
Total Net Sales	$19,026	$16,659	$37,180	$33,448

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Days sales outstanding	34	43
Net sales to inventory ratio (annualized)	10.0	7.7
Weeks of inventory at distributors	10	12
Current ratio	1.6	2.1

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At September 27, 2008, our DSO was 34 days as compared to 43 days at September 29, 2007. This improvement in DSO is largely due to increased linearity of our shipments in the quarter ended September 27, 2008 versus the comparable quarter a year ago, thus allowing a higher portion of customer receivables to be collected during the quarter in which they were sold.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our annualized net sales to inventory ratio increased to 10 from 7.7 in the quarter ended September 27, 2008 compared to the quarter ended September 29, 2007 reflecting lower inventory levels on significantly higher sales. We have continued to manage inventories closely and improve the overall mix of the products as compared to revenue and revenue forecasts.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we maintain 10 to 13 weeks of inventories at our distributors. Both actual inventory levels and the weeks of inventory at distributors decreased in the quarter reflecting generally lower inventory levels held by our distributors versus their resale levels. Distributors have continued to reduce their overall inventory levels given the deterioration in the global economic environment.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of September 27, 2008 was 1.6 a decrease from 2.1 as of September 29, 2007. This decrease is primarily due to a decrease in cash which was used for working capital needs and the reclassification of our ARPS from cash and cash equivalents to long-term investments, offset by a decline in deferred income on shipments to our distributors as their inventory levels decreased.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Net Sales. Net sales were $19.0 million for the quarter ended September 27, 2008, an increase of 14 percent as compared to net sales of $16.7 million for the quarter ended September 29, 2007.

Net sales of our new products which include our 32-bit Zatara secured transactions microprocessors, universal remote control solutions and 8-bit embedded flash microcontrollers increased 45 percent to $12.0 million for the three months ended September 27, 2008 compared to $8.3 million for the three months ended September 29, 2007. This increase reflects an increase in our 32-bit Zatara product sales for the point of sale market, an increase in sales of our remote control solutions reflecting continued customer expansion and existing customer growth with new programs, including shipments of our new low power CrimzonTM products, partially offset by a decrease in our embedded flash sales reflecting lower sales to customers primarily in the consumer market.

Net sales of our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products decreased by 16% to $7.0 million for the quarter ended September 27, 2008, from $8.3 million for the quarter ended September 29, 2007, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications.

Compared to year ago levels, we have continued to experience a reduction in sales reflecting the impact of the global economic crisis, especially as it relates to the sales of our consumer based products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 46 percent of sales for the quarter ended September 27, 2008 relatively consistent with gross margin percent for the quarter ended September 29, 2007. Overall gross margin was higher in the quarter than for the comparable quarter a year ago reflecting higher shipment volumes and overall higher revenues. Costs and associated margins can be influenced by the variation in the mix of products sold.

Research and Development Expenses. Research and development expenses were $4.0 million for the quarter ended September 27, 2008 and were relatively consistent with expenditures of $3.9 million for the quarter ended September 29, 2007. Research and development spending for the quarter ended September 27, 2008 reflects continued development of products for the Company's three focused markets and applications : universal remote controls, secured transaction processors and embedded flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.9 million for the quarter ended September 27, 2008 from $5.1 million for the quarter ended September 29, 2007. Both sales and marketing and general and administrative costs increased reflecting costs to support new sales and marketing programs, professional fees associated with our proxy contest and our strategic alternatives review as well as the incremental costs of the fiscal 2009 employee incentive plans and expenses associated with first half scores for the plans versus the pre-established incentive goals that included revenue growth and product and customer program development.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$-	$124	$-	$883
MOD II maintenance and selling costs	-	-	-	248
Manufacturing test outsources:
Employee severance and other costs	263	311	292	388
Other	291	36	852	36
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	-	(661)
Total special charges and credits	$554	$471	$1,144	$894

During the quarter ended September 27, 2008, special charges totaled $0.6 million representing costs associated with our manufacturing test operations outsource activities. During the quarter ended September 29, 2007, special charges totaled $0.5 million representing severance and termination costs associated with the consolidation of our research and development sites.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

We performed our annual impairment test of goodwill and intangible assets during the quarter ended March 31, 2008. As of September 27, 2008, there was no indication of impairment of our intangible assets' carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$16,959	$9,243	$26,202
Accumulated amortization	16,943	7,148	24,091
Book value at September 27, 2008	$16	$2,095	$2,111

The anticipated remaining amortization schedule for these assets is as follows (unaudited, in thousands):

	Current	Brand
Fiscal Year	Technology	Name	Total
2009 - remaining 2 quarters	$16	$368	$384
2010	-	680	680
2011	-	617	617
2012	-	430	430
Total	$16	$2,095	$2,111

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the quarter ended September 27, 2008, was $0.1 million as compared to $0.2 million for the quarter ended September 29, 2007. The lower interest income in the quarter ended September 27, 2008 is due to lower average invested cash balances, lower interest rates and a more conservative investment strategy given the continued uncertainty in the global money markets. Other income (expense) primarily includes other income and expense reflecting foreign currency gains and losses. During the quarter ended September 27, 2008, $0.3 million other income primarily relates to foreign exchange gains. During the quarter ended September 29, 2007, other expense primarily includes foreign currency losses.

Income Taxes. For the quarter ended September 27, 2008, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. For the quarter ended September 29, 2007, the income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. The amortization of deferred charges is now complete and as such, no amortization charges were required to be recorded in the quarter ended September 27, 2008. We anticipate operating at a loss for U.S. tax purposes for the fiscal year ending March 31, 2009 however, we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are taxable.

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

Six Months Ended September 27, 2008 Compared to Six Months Ended September 29, 2007

Net Sales. Net sales were $37.2 million for the six months ended September 27, 2008, an increase of 11 percent as compared to net sales of $33.4 million for the six months ended September 29, 2007.

Net sales of our new products which include our 32-bit Zatara secured transactions microprocessors, universal remote control solutions and 8-bit embedded flash microcontrollers increased 34 percent to $23.1 million for the six months ended September 27, 2008 compared to $17.2 million for the six months ended September 29, 2007. This increase reflects an increase in our 32-bit Zatara product sales for the point of sale market, an increase in sales of our remote control solutions reflecting continued customer expansion and existing customer growth with new programs, including shipments of our new low power CrimzonTM products, partially offset by a decrease in our embedded flash sales.

Net sales of our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products decreased by 13% to $14.0 million for the six months ended September 27, 2008, from $16.3 million for the six months ended September 29, 2007, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications.

Compared to year ago levels, we have continued to experience a reduction in sales reflecting the impact of the global economic crisis, especially as it relates to the sales of our consumer based products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was 46.7 percent of net sales for the six months ended September 27, 2008, compared to gross margin of 45.2 percent for the six months ended September 29, 2007. During the six months ended September 27, 2008, our gross margin increase was primarily the result of a higher mix of our higher margin Zatara and universal remote control products. Additionally, we have been able to improve certain components of product costs including reductions in wafer costs from suppliers and enhanced yields and improved output as a result of focus on cost improvement programs.

Research and Development Expenses. Research and development expenses were $7.9 million for the six months ended September 27, 2008 as compared to $8.4 million for the six months ended September 29, 2007. Research and development spending for the six months ended September 27, 2008 is lower compared to the six months ended September 29, 2007 reflecting overall lower variable costs associated with the development programs as certain of the programs came to completion.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.5 million for the six months ended September 27, 2008 from $10.1 million for the six months ended September 29, 2007. The increase in our selling, general and administrative spending reflects overall higher sales support costs for the field and distribution channel and increased marketing costs in promotion and support of market development. General and administrative costs were higher reflecting higher professional costs associated with the proxy contest and the strategic alternatives review. Additionally, S,G&A was higher for the six months ended September 27, 2008 reflecting the fiscal 2009 employee incentive compensation plans and expenses associated with first half scores for the plans versus the pre-established incentive goals that included revenue growth and product and customer program development.

Special Charges and Credits. Specials charges and credits totaled $1.1 million for the six months ended September 27, 2008 as compared to $0.9 million for the six months ended September 29, 2007. The 2008 charges primarily reflect the manufacturing test operations outsource and the 2007 special charges include the consolidation of the research and development sites. Additionally, the 2007 charges included $0.2 million for the MOD II facility held for sale and the associated maintenance and selling costs of that site in Nampa, Idaho. This was offset by a $0.7 million refund received from our Philippines defined benefit plan as the plan was in an overfunded position.

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in a mixture of treasury backed securities, money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the six months ended September 27, 2008 was $0.1 million as compared to $0.5 million for the six months ended September 29, 2007. The lower interest income is the result of a lower cash balance as well as the investment in treasury guaranteed short term investments yielding lower interest rates. During 2008, with the anomalies in the financial market and the uncertainty caused by tightening of liquidity requirements, including the failure of the ARPS, we moved a considerable amount of our cash and cash equivalents to government guaranteed securities to ensure availability and safety. Other income expense was $0.4 million income for the six months ended September 27, 2008 as compared to $0.1 million expense for the six months ended September 29, 2007. The income in 2008 primarily reflects currency exchange gains on the strengthening US dollar versus the currencies of India and the Philippines versus currency losses in 2007.

Income Taxes. For the six months ended September 27, 2008 and September 29, 2007 our income tax provisions were $0.2 million and $0.6 million, respectively. For the six months ended September 27, 2008, our income tax provision reflects the provisions for taxes in certain profitable foreign jurisdictions. For the six months ended September 29, 2007, our income tax provision reflects the amortization of deferred charges, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statue of limitation expired during the quarter ended September 29, 2007. We have operated at a cumulative loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of September 27, 2008, we had $1.0 million of bank borrowings outstanding primarily reflecting borrowings under a short term bank arrangement utilized to finance a three-year license agreement for engineering development software. As of September 29, 2007, we had no debt or bank borrowings outstanding. Additionally, in April 2008, we entered into a three-year agreement to license certain technologies to further develop our 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.2 million has been included in short and long-term liabilities on our consolidated balance sheet as of September 27, 2008.

We had $0.3 million in standby letters of credit as of September 27, 2008 and as of September 29, 2007 related to the lease for our corporate headquarters facility in San Jose, California.

At September 27, 2008, we had cash and cash equivalents of $16.9 million, compared to $16.6 million as of March 31, 2008. We classified $1.45 million of our Auction Rate Preferred Securities ("ARPS"), as long-term investments as of September 27, 2008, due to the continued disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  As of March 31, 2008 we held $3.9 million in ARPS and subsequently have received $2.5 million from the redemptions of our ARPS, which have been included in cash and cash equivalents as of September 27, 2008.

We adopted SFAS No. 157 (SFAS 157), "Fair Value Measurements," on April 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $1.45 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our consolidated balance sheet as of September 27, 2008. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the investment bankers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS investments.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the six months ended September 27, 2008, net cash used by operating activities was $0.2 million compared to $1.8 million net cash used in operating activities during the six months ended September 29, 2007. This $1.6 million improvement primarily reflects the lower net loss of $1.7 million resulting from higher sales and higher gross margin. Additionally, cash was provided by a reduction of inventory levels of $1.0 million, and increases in accounts payable and accrued employee benefits. This was by offset by changes in other assets and liabilities including the reduction in non-cash deferred charges that were amortized in fiscal 2008.

Cash Flows From Investing Activities. During the six months ended September 27, 2008, net cash provided by investing activities was less than $0.1 million, a decrease of $2.2 million from $2.3 million during the six months ended September 29, 2007. Cash provided by investing activities in the six months ended September 27, 2008 includes $0.5 million of redemptions of our investment in ARPS classified as long term investments, partially offset by $0.4 million of software and IT infrastructure related capital expenditures. Cash provided by investing activities in the six months ended September 29, 2007 included the sale of our MOD II facility for a gross sales price of $3.2 million offset by the purchase of $1.0 million of capital expenditures primarily related to our headquarter facility relocation.

Cash Flows From Financing Activities. During each of the six month periods ended September 27, 2008 and September 29, 2007, $0.4 million and $0.1 million in net cash were provided by financing activities, respectively. During the six months ended September 27, 2008, our financing activities included the receipt of cash under our short term financing arrangement of $0.6 million offset by payments of $0.3 million and $0.1 million from proceeds from the issuance of common stock under employee stock purchase and stock option plans. During the six months ended September 29, 2007, $0.3 million of cash was provided by proceeds from the issuance of common stock under employee stock option and stock purchase plans.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2009 through fiscal 2014. These facility lease agreements generally provide for base rental rates, which may increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the table below. These charges are generally less than 10% of base rents.

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operation lease obligations	$5,421	$1,647	$2,609	$1,145	$20

Purchase obligations	5,996	4,612	1,366	18	-

Total	$11,417	$6,259	$3,975	$1,163	$20

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

On September 24, 2008, we renewed the lease of our global support facility in the Philippines. The lease extension period is from April 1, 2009 through March 31, 2012 with total lease payment commitments of $1.8 million. We have options to extend the lease at its expiration in 2012.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at September 27, 2008. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 27, 2008, no such amounts have been accrued.

Off-Balance Sheet Arrangements

As of September 27, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K

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

As of September 27, 2008, our cash and cash equivalents of $16.9 million were invested in treasury backed bank time deposits and money market funds. Cash and cash equivalents were $16.6 million at March 31, 2008. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $2.5 million of our ARPS. As of September 27, 2008 our remaining investment in ARPS of $1.45 million has been classified as long-term investments at full par value on our consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 27, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2008, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 23, 2008, Altera filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleges that we have infringed, and currently infringe, its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claims that unspecified products of ours, including our eZ80 and Zneo series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees.

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

Our business may be negatively impacted by the volatility and disruption of the capital and credit markets, and adverse changes in the global economy.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to restricted access to credit and negative financial news, which could negatively affect product demand and other related matters. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions; conditions in the credit market that could affect consumer confidence; customer acceptance of our and our competitors' products; changes in customer order patterns including order cancellations; and changes in the level of our customers' inventory. Credit market conditions also may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. In addition, credit conditions may impair our vendors' ability to finance the portion of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments.

Our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment terms and/or higher impairments.

Additionally, the inability of our customers or distributors to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers or distributors do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products and/or we may be at risk for any trade credit we have extended to them, due to their inability to repay us. This risk may increase if there is a general economic downturn affecting significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.

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

In light of the slowing global economy we expect lower revenues and may be required to cut costs to preserve our cash and reach cash flow break even. Cost reduction measures may not increase our efficiency, lead to profitability or result in the cash savings anticipated. In the past, we have reduced our spending on research and development. Reducing research and development spending could harm our ability to introduce new products in the future. If we reduce our sales staff it could also result in lower revenue. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our cost structure and we may take actions which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of stockholders on October 6, 2008. At the meeting, the stockholders elected each of Mr. David G. Elkins (with 13,999,702 shares voting for, zero against and 433,440 abstaining) to serve as a Group III Director and Mr. Eric Singer (with 14,348,186 shares voting for, zero against and 84,956 abstaining) to serve as a Group III Director each for a three-year term expiring at the Annual Meeting of stockholders in 2011. Richard L. Sanquini and Robin A. Abrams, each an incumbent Group I Director, and Darin Billerbeck and Federico Faggin, each a Group II Director, will continue serving as directors.

Additionally, the stockholders ratified the appointment of Armanino McKenna LLP as our independent auditors for the fiscal year ending March 31, 2009 (with 14,414,131 shares voting for, 12,501 against and 6,510 abstaining).

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (c)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.      PDF

_____________

(a)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2007.
(c)	Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2008 (filed August 12, 2008).

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

Date: November 12, 2008