Form 10-Q
period 2008-12-27
ZILOG INC
filed 2009-02-10
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at January 27, 2009
Common Stock, $0.01 par value per share	17,207,717 shares

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

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 2008
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net sales	$13,032	$17,030	$50,211	$50,478
Cost of sales	8,237	9,017	28,056	27,352
Gross margin	4,795	8,013	22,155	23,126

Operating expenses:
Research and development	3,749	4,144	11,633	12,560
Selling, general and administrative	4,832	4,908	16,334	14,973
Special charges and credits	1,696	570	2,839	1,464
Amortization of intangible assets	209	251	627	753
Total operating expenses	10,486	9,873	31,433	29,750

Operating loss	(5,691)	(1,860)	(9,278)	(6,624)

Other income:
Other income (expense)	97	(133)	481	(220)
Interest income	24	198	143	665
Loss before provision for income taxes	(5,570)	(1,795)	(8,654)	(6,179)
Provision for income taxes	97	592	311	1,170
Net loss	$(5,667)	$(2,387)	$(8,965)	$(7,349)

Basic and diluted net loss per share	$(0.33)	$(0.14)	$(0.53)	$(0.44)

Shares used in computing basic and diluted net loss per share	17,071	16,880	16,982	16,885

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 27,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,560	$16,625
Accounts receivable, less allowance for doubtful accounts of $120
at December 27, 2008 and $145 at March 31, 2008	5,661	6,834
Inventory	6,118	8,413
Deferred tax assets	263	263
Prepaid expenses and other current assets	1,328	1,663
Total current assets	26,930	33,798

Long term investments	1,300	1,925
Property, plant and equipment, net	6,944	6,604
Goodwill	2,211	2,211
Intangible assets, net	1,902	2,528
Other assets	862	774
Total assets	$40,149	$47,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$693	$720
Accounts payable	5,621	7,258
Other current liabilities, including license agreements	1,258	525
Income taxes payable	203	535
Accrued compensation and employee benefits	2,228	2,444
Other accrued liabilities	2,909	2,094
Deferred income on shipments to distributors	5,605	5,867
Total current liabilities	18,517	19,443

Deferred tax liabilities	263	263
Other long term liabilities, including license agreements	1,297	592
Other non-current tax liabilities	862	663
Total liabilities	20,939	20,961

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
17.2 million shares issued and outstanding at December 27, 2008
and 16.9 million at March 31, 2008, respectively	186	185
Additional paid-in capital	127,210	125,838
Treasury stock	(7,456)	(7,456)
Other comprehensive income	25	102
Accumulated deficit	(100,755)	(91,790)
Total stockholders' equity	19,210	26,879
Total liabilities and stockholders' equity	$40,149	$47,840

See accompanying notes to unaudited condensed consolidated financial statements.

5

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	Dec. 27,	Dec. 29,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(8,965)	$(7,349)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and other amortization	2,598	2,225
Loss (gain) on disposition of operating assets	(20)	249
Stock-based compensation	1,284	918
Amortization of fresh-start intangible assets	627	752
Changes in operating assets and liabilities:
Accounts receivable, net	1,173	(361)
Inventory	2,295	(936)
Prepaid expenses and other current and non-current assets	249	1,354
Accounts payable	(1,637)	1,859
Accrued compensation and employee benefits	(216)	(211)
Deferred income on shipments to distributors	(262)	(1,054)
Accrued and other current and non-current liabilities	(387)	(1,174)
Net cash used in operating activities	(3,261)	(3,728)

Cash Flows from Investing Activities:
Disposal of assets held for sale - MOD II property	-	3,237
Redemption of long term investments	625	-
Capital expenditures	(520)	(996)
Net cash provided by investing activities	105	2,241

Cash Flows From Financing Activities:
Short term debt	(28)	-
Repurchase of restricted shares	-	(282)
Proceeds from issuance of common stock under employee stock and option purchase plans	119	449
Net cash provided by financing activities	91	167

Net decrease in cash and cash equivalents	(3,065)	(1,320)
Cash and cash equivalents at beginning of period	16,625	19,390
Cash and cash equivalents at end of period	$13,560	$18,070

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of development licenses through long term
payment arrangement	$2,400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2007	16,840	$183	$124,558	$(7,174)	$-	$(82,820)	$34,747
Cumulative effect of accounting change - adoption of FIN48	-	-	-	-	-	(101)	(101)
Issuance of common stock under stock option plans	99	2	309	-	-	-	311
Issuance of common stock under employee stock
purchase plan	43	0	138	-	-	-	138
Stock-based compensation expense - director shares	15	-	64	-	-	-	64
Stock-based compensation expense	-	-	842	-	-	-	842
Restricted shares cancelled	(21)	-	-	-	-	-	-
Repurchase of common stock	(73)	-	-	(282)	-	-	(282)
Comprehensive loss:
Other comprehensive income - defined benefit plan	-	-	-	-	81	-	81
Net Loss	-	-	-	-	-	(7,349)	(7,349)
Total comprehensive loss	-	-	-	-	-	-	(7,268)
Balance at December 29, 2007	16,903	$185	$125,911	$(7,456)	$81	$(90,270)	$28,451

Balance at March 31, 2008	16,923	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	5	-	18	-	-	-	18
Restricted shares cancelled	(22)	-	-	-	-	-	-
Issuance of common stock under employee stock							-
purchase plan	40	1	100	-	-	-	101
Stock-based compensation expense - directors shares	18	-	56	-	-	-	56
Stock-based compensation expense	-	-	659	-	-	-	659
Restricted shares granted - employee stock incentive plan	235	-	539	-	-	-	539
Comprehensive loss:
Other comprehensive loss - FIN48 tax item	-	-	-	-	(77)	-	(77)
Net loss	-	-	-	-	-	(8,965)	(8,965)
Total comprehensive loss	-	-	-	-	-	-	(9,042)
Balance at December 27, 2008	17,199	$186	$127,210	$(7,456)	$25	$(100,755)	$19,210

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of December 27, 2008 (unaudited, in thousands):

Dec. 27, 2008
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 10,147	$ 10,147	$ -	$ -
Auction rate preferred securities	1,300	-	1,300	-
Total	$ 11,447	$ 10,147	$ 1,300	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $2.6 million from redemptions of its ARPS. The remaining ARPS balance of $1.3 million as of December 27, 2008, has been classified as long-term investments and continue to pay interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. All of the Company's ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the issuers reported collateralized asset value ranges which exceed the value of ARPS held by the Company by 200 to 300 percent. Accordingly, the remaining ARPS balance of $1.3 million is categorized as Level 2 for fair value measurement under FAS 157 and has been recorded at full par value on the consolidated balance sheet as of December 27, 2008. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 3. INVENTORY

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess or obsolete inventory are released on sale, scrap or other disposition of the reserved inventory. Inventories, net of provisions, consist of the following (unaudited, in thousands):

	Dec. 27,	March 31,
	2008	2008
Raw materials	$330	$447
Work-in-progress	3,955	5,924
Finished goods	1,833	2,042
Inventory, net	$6,118	$8,413

NOTE 4. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$-	$68	$-	$951
MOD II maintenance and selling costs	-	-	-	248
Employee severance and other costs	1,210	259	1,717	647
Strategic review	261	-	261	-
Other	225	243	861	279
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	-	(661)
Total special charges and credits	$1,696	$570	$2,839	$1,464

For the three and nine months ended December 27, 2008, the Company incurred special charges of $1.7 million and $2.8 million, respectively. Special charges include severance and other costs related to the headcount reduction, costs and expenses associated with the Company's on-going strategic review and expenses related to the test outsourcing program that was effectively completed in the December, 2008 fiscal quarter. As a result of declining revenues for the three months ended December 27, 2008, including lower demand reflecting the current global economic difficulties the Company has continued its efforts of reducing spending and streamline activities. In line with this, in December 2008, the Company implemented a further reduction in its worldwide workforce. As such, on or about December 10, 2008 and January 15, 2009 the Company reduced its global workforce by approximately 35 percent and recorded charges of $1.2 million reflecting severance and other costs associated with these actions.

The obligations and expense recognition related to the worldwide workforce reduction were made in accordance with FASB Statement 112 "Employer's Accounting for Post-employment Benefits".

For the three and nine months ended December 29, 2007, the Company incurred $0.6 million and $1.5 million, respectively, for severance, lease termination costs and other closure costs related to the consolidation of its research and development efforts and its production test outsource program. Included in this net charge was a credit of $0.7 million reflecting a refund from an employee benefit plan that was in an overfunded status. During the nine months ended December 29, 2007, the Company incurred period expenses of $0.2 million related to maintenance and other costs associated with the sale of its MOD II manufacturing facility.

The following table summarizes activity in accrued special charges primarily consisting of payroll related items, which is included in other accrued liabilities on the condensed consolidated balance sheets (unaudited, in thousands):

Accrued
Special
Charges
Balance at March 31, 2008	$489
Accruals	1,661
Cash payments	(796)
Balance at Dec. 27, 2008	$1,354

10

NOTE 5. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and direct customer accounts including original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in a broad range of market segments. The Company's operations outside the United States consist of a global support facility in the Philippines which until December, 2008 also conducted production test activities. Additionally, activities outside the U.S. include sales as well as a software support and design center in Bangalore, India. Domestic operations are responsible for architecture design, design and software development as well as customer management including coordination of production planning and shipping to meet worldwide customer commitments. The Philippine facility is reimbursed in relation to its value added with respect to its activities performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the non-US operations.

The Company has two broad current product categories based on product technologies, referred to as new products and 8-bit classic products. The new products category includes universal remote control solutions, Zatara 32-bit secured transaction processors and 8-bit embedded flash microcontrollers. Classic products primarily reflect sales of Z8 microcontrollers including both Read-Only-Memory (ROM) and One-Time-Programmable (OTP), Z80 microprocessors and Serial Communications Controllers (SCC).

Sales by Product Category. The following table represents the Company's net sales by product category for each of the periods indicated (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net sales by product category:
New Products	$7,136	$9,792	$30,248	$26,991
8-bit classic products	5,896	7,238	19,964	23,487
Total Net Sales	$13,032	$17,030	$50,212	$50,478

The following table summarizes the Company's net sales by region and by channel (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net sales by region:
Americas	$5,356	$5,703	$17,085	$17,334
Asia	5,855	9,030	26,075	26,351
Europe	1,821	2,297	7,052	6,793
Total net sales	$13,032	$17,030	$50,212	$50,478

Net sales by channel:
Direct	$4,882	$7,631	$23,384	$21,223
Distribution	8,150	9,399	26,828	29,255
Total net sales	$13,032	$17,030	$50,212	$50,478

Major customers. For the three months ended December 27, 2008, two distributors and one customer each individually accounted for greater than 10 percent of the Company's total net sales. The distributors accounted for approximately 28 percent and 13 percent, respectively, of net sales and the customer accounted for approximately 13 percent of net sales during the three months ended December 27, 2008. For the nine months ended December 27, 2008, one distributor and two customers accounted for greater than 10 percent of the Company's total net sales. The distributor accounted for 25 percent of net sales and the two customers accounted for 13 percent and 12 percent of net sales, respectively.

For the three and nine months ended December 29, 2007, one distributor accounted for greater than 10 percent of the Company's total net sales. This distributor accounted for approximately 26 percent and 27 percent of net sales, respectively. For the three months ended December 29, 2007, two customers accounted for greater than 10 percent of net sales. The two customers accounted for 12 percent and 11 percent of net sales, respectively for the three months ended December 29, 2007. For the nine months ended December 29, 2007, one customer accounted for approximately 10 percent of the Company's total net sales.

NOTE 6. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the following three years and expire ten years from the grant-date. As of December 27, 2008, the Company had 1,971,363 shares available for grant under all plans.

The Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85 percent of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 929,911 shares of common stock reserved for future issuance under the ESPP as of December 27, 2008.

For the three and nine month periods ended December 27, 2008, the Company recorded $0.5 million and $1.3 million, respectively, in stock compensation expense. These stock compensation expense amounts include charges for the Company's fiscal 2009 Employee Stock Incentive Plan ("SIP"). For the three and nine months ended December 29, 2007, the Company recorded $0.1 million and $0.9 million of stock compensation expense, respectively.

The Company's fiscal 2009 SIP provides eligible employees with an incentive award program based on the Company's achievement of goals related to revenue growth and product and customer program development. The SIP incentive award is measured for each half of fiscal 2009 independently, calculated as a fixed dollar amount based on each employee's individual incentive and is settled in the form of restricted stock awards. During the three and nine month periods ended December 27, 2008, the Company recognized $0.2 million and $0.5 million, respectively of stock compensation expenses related to the SIP.  The total value of the SIP earned by eligible employees for the first half of fiscal 2009 was $0.7 million with an unrecognized portion of $0.2 million that is being recognized ratably through the expected final vesting date of May 8, 2009. SIP stock awards for the first half of fiscal 2009 were calculated based on the Company's closing stock price on September 27, 2008 of $3.19 per share and totaled 234,600 shares. The Company has accrued no additional expense in the three months ended December 27, 2008 based on the current expectation that no awards will be earned for the second half of fiscal 2009. All expenses recognized related to awards earned for the first half of fiscal 2009.

The obligations and expense recognition related to these awards is recognized in accordance with FASB Statement 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and SFAS 123R "Share Based Payments".

The following table sets forth the total stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Cost of sales	$44	$24	$116	$90
Research and development	182	54	402	205
Selling, general and administrative	297	45	766	623
Total stock-based compensation expense	$523	$123	$1,284	$918

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Expected life (in years)	4.8	5.2	4.8	5.2
Interest rate	1.5%	3.6%	2.8%	4.3%
Volatility	59.1%	44.7%	51.5%	44.6%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$1.59	$1.40	$1.56	$1.61

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Expected life (in years)	0.7	0.9	0.7	0.8
Interest rate	1.7%	3.5%	2.5%	4.2%
Volatility	57.4%	38.7%	57.5%	36.9%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$0.84	$0.81	$0.88	$0.85

The computation of expected volatility for the three and nine months ended December 27, 2008 and December 29, 2007 is based on a blended calculation of historical and market-based implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

 Stock option activity for the nine months ended December 27, 2008, is as follows (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(000's)	(per share)	(years)	(000's)
Outstanding at March 31, 2008	2,083	$ 4.89
Grants	26	$ 3.43
Exercises	(3)	$ 2.70
Forfeitures or expirations	(19)	$ 7.07
Outstanding at June 28, 2008	2,087	$ 4.85
Grants	41	$ 3.38
Exercises	(2)	$ 2.70
Forfeitures or expirations	(31)	$ 4.40
Outstanding at September 27, 2008	2,095	$ 4.83
Grants	13	$ 3.19
Exercises
Forfeitures or expirations	(84)	$ 5.17
Outstanding at December 27, 2008	2,024	$ 4.81	6.6	$ 1

Outstanding Vested and Expected to Vest
at December 27, 2008	1,819	$ 4.94	6.5	$ 1

Exercisable at December 27, 2008	1,139	$ 5.68	5.8	$ 1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, that is, the difference between the Company's closing stock price on the last trading day of the period and the exercise price times the number of shares that would have been received by the option holders had all option holders exercised their options on December 27, 2008. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest is approximately $1,300 at December 27, 2008.

There were 5,240 stock option exercises during the nine months ended December 27, 2008. The weighted-average exercise price of options granted for nine months ended December 27, 2008 and December 29, 2007 was $3.37 and $3.49 per share, respectively.

No income tax benefit was realized from stock option exercises during the three and nine months ended December 27, 2008 and December 29, 2007. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 27, 2008, $1.0 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 2.4 years. The total unrecognized compensation cost related to restricted shares granted as of December 27, 2008 is $0.04 million, which is expected to be recognized over a weighted-average remaining period of 0.4 years.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 27, 2008. The Company discloses indemnification liabilities according to FASB Staff Position FIN 45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 27, 2008, no such amounts are accrued.

In connection with the lease in July 2007 for its new corporate headquarters located in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with its bank for the security deposit.

NOTE 8. SHORT-TERM DEBT AND LICENSE AGREEMENTS

During the fiscal year ended March 31, 2008, the Company entered into a short term financing agreement totaling $1.4 million. Borrowings on the agreement bear interest at a rate per annum equal, at the Company's option, to the Lender's stated prime rate or LIBOR, plus 1.75% which was 2.25% at December 27, 2008. As of December 27, 2008, the Company had $0.7 million of borrowings outstanding under this agreement payable through June 2009. As noted previously, the Company had $0.3 million of standby letters of credit with its bank as of December 27, 2008 and December 29, 2007, respectively.

In October 2007, the Company entered into a three year development software license agreement beginning December 30, 2007 for a total license fee of $2.2 million. The Company retains perpetual use of the software at the end of the agreement. The total unpaid portion of $0.6 million has been included in short and long-term liabilities on the Company's consolidated balance sheet as of December 27, 2008.

In April 2008, the Company entered into a three-year agreement to license certain technologies to further develop its 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.0 million has been included in short and long-term liabilities on the Company's consolidated condensed balance sheet as of December 27, 2008.

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

As of December 27, 2008, the total amount of unrecognized tax benefits was approximately $5.4 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.9 million which if recognized would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

A valuation allowance is required to be recorded if in management's judgment, based on available evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset.  Accordingly, deferred tax assets have been recognized only to the extent of deferred tax liabilities.

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. As of December 27, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

During the three and nine months ended December 27, 2008, the Company's income tax provision was $0.1 million and $0.3 million, respectively, which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the three and nine months ended December 29, 2007, the Company's income tax provision was

$0.6 million and $1.2 million, respectively, which primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 10. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan for each of the nine months ended December 27, 2008 and the nine months ended December 29, 2007 were approximately $0.1 million. There were no discretionary contributions made in the nine months ended December 27, 2008 and the nine months ended December 29, 2007, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted SFAS 158, which supersedes the previous accounting under SFAS 87. As of December 27, 2008 based on its most recent actuarial report, this pension plan was adequately funded. During the nine months ended December 27, 2008, the net periodic benefit costs were immaterial.

During the nine months ended December 27, 2008, the Company received $0.7 million of plan assets as entitlement benefits for terminated employees, which was included in the net severance payments related to the Company's restructuring and outsourcing activities in its Philippines operations. Additionally in May 2007, the Company received a refund of $0.7 million from its Philippines defined benefit plan related to its prior over funded status. The refund was recorded as a credit to special charges during the nine months ended December 29, 2007.

India defined benefit plan: The Company's India subsidiary maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The Company has adopted SFAS 158, which supersedes the previous accounting under SFAS 87. As of December 27, 2008, based on its latest actuarial report, the pension plan was adequately funded. The India Plan has an independent external manager that advises the Company of the appropriate funding contribution requirements to which the Company complies. At December 27, 2008 there were approximately 20 percent of the total employees that had qualified for eligibility in the India subsidiary. Generally, an employee must be employed by the company for a minimum of five years before becoming eligible. At the time of eligibility the Company is liable, on termination, resignation or retirement, to pay the employee an effective amount of fifteen days salary for each full year of service completed. The plan is capped for each employee that at December 27, 2008 equated to $ 7,000 per employee. This cap reflects the full liability each employee can earn over the lifetime of their employment with the Company. The total amount of liability outstanding at December 27, 2008 for the India Plan is not material. During the nine months ended December 27, 2008, the net periodic benefit costs were not material.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2008 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the three-month and nine-month periods ended December 27, 2008 and December 29, 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2008 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

Critical Accounting Estimates

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended March 31, 2008 and have not changed materially as of December 27, 2008.

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

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net sales by region:
Americas	$5,356	$5,703	$17,085	$17,334
Asia	5,855	9,030	26,075	26,351
Europe	1,821	2,297	7,052	6,793
Total net sales	$13,032	$17,030	$50,212	$50,478

Net sales by channel:
Direct	$4,882	$7,631	$23,384	$21,223
Distribution	8,150	9,399	26,828	29,255
Total net sales	$13,032	$17,030	$50,212	$50,478

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net sales by product category:
New Products	$7,136	$9,792	$30,248	$26,991
8-bit classic products	5,896	7,238	19,964	23,487
Total Net Sales	$13,032	$17,030	$50,212	$50,478

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Dec. 27,	Dec. 29,
	2008	2007
Days sales outstanding	39	45
Net sales to inventory ratio (annualized)	8.5	7.3
Weeks of inventory at distributors	12	12
Current ratio	1.5	2.0

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At December 27, 2008, our DSO was 39 days as compared to 45 days at December 29, 2007. This improvement in DSO is largely due to increased linearity of our shipments in the quarter ended December 27, 2008 versus the comparable quarter a year ago, allowing a higher portion of customer receivables to be collected during the quarter in which they were sold. Additionally, for the three months ended December 27, 2008 the percentage of sales to distribution was higher which, on average, have shorter payment terms and also contributed to the improved DSO's.

Net sales to inventory ratio is a metric we use to measure how rapidly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our annualized net sales to inventory ratio increased to 8.5 from 7.3 in the quarter ended December 27, 2008 as compared to the quarter ended December 29, 2007. Our inventory levels declined at December 27, 2008 reflecting our continued tight management control of our inventories especially in the current difficulties of the global economy and the impact this has had on sales for the semiconductor industry and us.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We recognize revenue on shipments to distributors when our distributors resell the products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we generally attempt to maintain between 10 and 13 weeks of inventories at our distributors. Both actual inventory levels and the weeks of inventory at distributors decreased sequentially in the quarter reflecting generally lower inventory levels held by our distributors versus their resale levels. Levels of inventory at distribution were relatively consistent with the December three month period a year ago.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of December 27, 2008 was 1.5 a decrease from 2.0 as of December 29, 2007. This decrease is primarily due to a decrease in cash which was used for working capital needs and the reclassification of our ARPS from cash and cash equivalents to long-term investments.

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007

Net Sales. Net sales were $13.0 million for the quarter ended December 27, 2008, a decrease of 23 percent as compared to net sales of $17.0 million for the quarter ended December 29, 2007.

Net sales of our new products which include our 32-bit Zatara secured transactions microprocessors, universal remote control solutions and 8-bit embedded flash microcontrollers decreased 27 percent to $7.1 million for the three months ended December 27, 2008 compared to $9.8 million for the three months ended December 29, 2007. The decrease was in all three product groups although the decrease was more extensive in both our 32-bit Zatara product sales for the point of sale market and our remote control solutions. The lower product sales for our Zatara products primarily reflects lower demand from a key customer as it continues to reduce inventory levels and align to their end customer and market needs. Prior to the December quarter in fiscal 2009, this customer had been ramping its volume needs. Sales of universal remote control products ("UIR") declined significantly in the quarter both sequentially and year on year. The reduction in UIR sales was reflective of overall declines in consumer market demand by customers in both direct and distribution channels. Consumer market products were significantly impacted in the quarter by the general global market slowdown and the deterioration in end market consumption of products.

Net sales of our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products decreased by 19 percent to $5.9 million for the quarter ended December 27, 2008 as compared to $7.2 million for the quarter ended December 29, 2007. This decline reflects a reduction in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications.

Compared to year ago levels, we are continuing to experience a reduction in sales reflecting the impact of the global economic crisis, especially as it relates to the sales of our consumer based products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on material and service prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was $4.8 million or 37 percent of sales for the quarter ended December 27, 2008 as compared to gross margin of $8.0 million or 47 percent for the quarter ended December 29, 2007. Gross margin as a percentage of sales was lower in the quarter than for the comparable quarter a year ago reflecting:

  lower sales of higher margin products,
  higher unfavorable manufacturing support variances driven by lower overall volumes, and a charge for inventory reserves recorded reflecting lower overall demand.

Research and Development Expenses. Research and development expenses were $3.7 million for the quarter ended December 27, 2008 which were lower than expenditures of $4.1 million for the quarter ended December 29, 2007. Research and development spending for the quarter ended December 27, 2008 reflects the benefit of lower program spending and cost reductions implemented in the quarter including payroll savings associated with operational shutdowns implemented in the quarter. Research and development activities continue to be focused on our three key market strategies that being universal remote control solutions, 32-bit secured transaction processors and 8-bit embedded flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.8 million for the quarter ended December 27, 2008 from $4.9 million for the quarter ended December 29, 2007. Sales and marketing expenses decreased slightly from the comparable fiscal quarter a year ago primarily reflecting lower payroll costs offset by higher marketing program costs associated new product introductions.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Restructuring of operations:
Engineering consolidation severance
and termination costs	$-	$68	$-	$951
MOD II maintenance and selling costs	-	-	-	248
Employee severance and other costs	1,210	259	1,717	647
Strategic review	261	-	261	-
Other	225	243	861	279
Reimbursement of retirement benefits - Philippines
defined benefit plan	-	-	-	(661)
Total special charges and credits	$1,696	$570	$2,839	$1,464

For the three months ended December 27, 2008, special charges totaled $1.7 million including costs associated with our workforce reduction implemented in December, 2008 and January, 2009 of $1.2 million. Additionally, special charges includes the ongoing costs related to our strategic alternatives review of $0.3 million and manufacturing test operations outsource activities of $0.2 million. For the three months ended December 29, 2007, special charges totaled $0.6 million and primarily reflected severance and termination costs associated with the test outsource program which is substantially complete.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise.

We performed our annual impairment test of goodwill and intangible assets during the quarter ended March 31, 2008. As of December 27, 2008, there was no indication of impairment of our intangible assets' carrying value.

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

The separable intangible assets identified in connection with fresh-start accounting and included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

	Current	Brand
	Technology	Name	Total
Gross carrying amount, recorded May 2002	$16,959	$9,243	$26,202
Accumulated amortization	16,959	7,341	24,300
Book value at December 27, 2008	$-	$1,902	$1,902

The anticipated remaining amortization schedule for these assets is as follows (unaudited, in thousands):

Brand
Fiscal Year	Name
2009 - remaining 1 quarter	$175
2010	680
2011	617
2012	430
Total	$1,902

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. Cash equivalents are primarily invested in money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the quarter ended December 27, 2008, was less than $0.1 million as compared to $0.2 million for the quarter ended December 29, 2007. The lower interest income in the quarter ended December 27, 2008 is due to lower average invested cash balances, significantly lower interest rates offered by the financial markets and a more conservative investment strategy given the continued uncertainty in the global money markets. During the quarter ended December 27, 2008, $0.1 million of other income primarily relates to foreign exchange gains. During the quarter ended December 29, 2007, $0.1 million of other expense primarily includes foreign currency losses.

Income Taxes. For the quarter ended December 27, 2008, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. For the quarter ended December 29, 2007, the income tax provision reflects the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. The amortization of deferred charges is now complete and as such, no amortization charges were required to be recorded in the quarter ended December 27, 2008. We anticipate operating at a loss for U.S. tax purposes for the fiscal year ending March 31, 2009. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are locally taxable.

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

Nine Months Ended December 27, 2008 Compared to Nine Months Ended December 29, 2007

Net Sales. Net sales were $50.2 million for the nine months ended December 27, 2008, a decrease of 1 percent as compared to net sales of $50.5 million for the nine months ended December 29, 2007.

Net sales of our new products which include our 32-bit Zatara secured transactions microprocessors, universal remote control solutions and 8-bit embedded flash microcontrollers increased 12 percent to $30.2 million for the nine months ended December 27, 2008 compared to $27.0 million for the nine months ended December 29, 2007. This increase reflects an increase in our 32-bit Zatara product sales for the point of sale market, an increase in sales of our remote control solutions reflecting continued customer expansion and existing customer growth with new programs, including shipments of our new low power CrimzonTM products, partially offset by a decrease in our embedded flash sales.

Net sales of our 8-bit classic products, consisting of our traditional Z8, Z80 and SCC products decreased by 15 percent to $20.0 million for the nine months ended December 27, 2008, as compared to $23.5 million for the nine months ended December 29, 2007. This decline reflects a reduction in demand for certain consumer, security and telecommunications applications and lower distribution resales into the broad based general purpose market including industrial market applications.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on material and service prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was $22.2 million or 44 percent of net sales for the nine months ended December 27, 2008, compared to gross margin of $23.1 million or 46 percent for the nine months ended December 29, 2007. During the nine months ended December 27, 2008, our gross margin decreased as compared to the comparable period a year ago reflecting:

  lower sales of higher margin product,
  higher unfavorable manufacturing support variances driven by lower overall volumes, and a charge for inventory reserves recorded reflecting lower demand on certain products.

Research and Development Expenses. Research and development expenses were $11.6 million for the nine months ended December 27, 2008 which were lower than the expenditures of $12.6 million for the nine months ended December 29, 2007. Research and development spending for the nine months ended December 27, 2008 reflects the benefit of lower program spending and cost reductions implemented during the quarter including payroll savings associated with operational shutdowns. Research and development activities continue to be focused on our three key market strategies that being universal remote control solutions, 32-bit secured transaction processors and 8-bit embedded flash microcontrollers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.3 million for the nine months ended December 27, 2008 as compared to $15.0 million for the nine months ended December 29, 2007. The increase in our selling, general and administrative spending reflects higher professional service costs associated with our shareholder proxy matters and patent litigation activities. Additionally, S,G&A expenses were higher for the nine months ended December 27, 2008 reflecting expenses associated with the fiscal 2009 first half results for the employee incentive compensation plans.

Special Charges and Credits. Specials charges and credits totaled $2.8 million for the nine months ended December 27, 2008 as compared to $1.5 million for the nine months ended December 29, 2007. The 2008 charges included costs and expenses of $1.2 million associated with our worldwide workforce reduction initiated and implemented in December 2008 and January 2009. Additionally, special charges included costs related to our strategic alternatives review of $0.3 million and $0.9 million of continued costs related to our manufacturing test operations outsource which were substantially complete at December 27, 2008. The 2007 charges included $1.0 million related to the consolidation of worldwide engineering activities and costs related to our test outsource activity. Additionally, 2007 included $0.2 million for the MOD II facility held for sale consisting of associated maintenance and selling costs of that site in Nampa, Idaho. This was offset by a $0.7 million refund received from our Philippines defined benefit plan as the plan was in an overfunded position.

Interest Income and Expense. Interest income relates to interest earned on our cash and cash equivalents. Cash equivalents are primarily invested in a mixture of treasury backed securities, money market funds and high-grade commercial paper with maturities of 90 days or less. Interest income for the nine months ended December 27, 2008 was $0.1 million as compared to $0.7 million for the nine months ended December 29, 2007. The lower interest income is the result of a lower cash balance as well as the investment in treasury guaranteed short term investments yielding significantly lower interest rates. During 2008, with the anomalies in the financial market and the uncertainty caused by tightening of liquidity requirements, including the failure of the ARPS, we moved a considerable amount of our cash and cash equivalents to government guaranteed securities to ensure availability and security. Other income was $0.5 million income for the nine months ended December 27, 2008 as compared to $0.2 million expense for the nine months ended December 29, 2007. The income in 2008 primarily reflects currency exchange gains on the strengthening US dollar versus the currencies of India and the Philippines. This was the inverse in 2007 which created currency losses.

Income Taxes. For the nine months ended December 27, 2008 and December 29, 2007 our income tax provisions were $0.3 million and $1.2 million, respectively. For the nine months ended December 27, 2008, our income tax provision reflects the provisions for taxes in certain profitable foreign jurisdictions. For the nine months ended December 29, 2007, our income tax provision reflects the amortization of deferred charges, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statue of limitation expired during the quarter ended September 29, 2007. We estimate operating at a cumulative loss for U.S. tax purposes for fiscal 2009. We provide for income tax expense in foreign jurisdictions where the specific foreign subsidiaries operations generate profits that are taxable.

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

Liquidity and Capital Resources

As of December 27, 2008, we had $0.7 million of bank borrowings outstanding primarily reflecting borrowings under a short term bank arrangement utilized to finance a three-year license agreement for engineering development software. As of December 29, 2007, we had no debt or bank borrowings outstanding. Additionally, in April 2008, we entered into a three-year agreement to license certain technologies to further develop our 32-bit ARM core based technology. The total cost of this agreement was $2.4 million and the unpaid portion of $2.0 million has been included in short and long-term liabilities on our consolidated condensed balance sheet as of December 27, 2008.

We had $0.3 million in standby letters of credit as of December 27, 2008 and as of December 29, 2007 related to the lease for our corporate headquarters facility in San Jose, California.

At December 27, 2008, we had cash and cash equivalents of $13.6 million and compares to $16.6 million as at March 31, 2008. We classified $1.3 million of our Auction Rate Preferred Securities ("ARPS") as long-term investments as of December 27, 2008. Due to the continued disruption in the credit markets that resulted in widespread failed auctions issuers have continued to periodically redeem these previously issued ARPS on an unscheduled basis.  The failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.

We adopted SFAS No. 157 (SFAS 157), "Fair Value Measurements," on April 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $1.3 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our consolidated balance sheet as of December 27, 2008. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the investment bankers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS investments.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the nine months ended December 27, 2008, net cash used by operating activities was $3.3 million compared to $3.7 million net cash used in operating activities during the nine months ended December 29, 2007. This $0.4 million improvement primarily reflects improvement in working capital items through reduction of inventory levels and decrease in accounts receivable, offset by changes in other assets and liabilities including the reduction in non-cash deferred charges that were amortized in fiscal 2008.

Cash Flows From Investing Activities. During the nine months ended December 27, 2008, net cash provided by investing activities was less than $0.1 million, a decrease of $2.1 million from $2.2 million during the nine months ended December 29, 2007. Cash provided by investing activities in the nine months ended December 27, 2008 includes $0.6 million of redemptions of our investment in ARPS classified as long term investments, partially offset by $0.5 million of computer software and hardware related capital expenditures. Cash provided by investing activities in the nine months ended December 29, 2007 included the sale of our MOD II facility for a gross sales price of $3.2 million offset by the purchase of $1.0 million of capital expenditures primarily related to our headquarter facility relocation.

Cash Flows From Financing Activities. During each of the nine month periods ended December 27, 2008 and December 29, 2007, $0.1 million and $0.2 million in net cash were provided by financing activities, respectively. During the nine months ended December 27, 2008, our financing activities included the receipt of cash under our short term financing arrangement of $0.7 million offset by payments of $0.7 million and $0.1 million from proceeds from the issuance of common stock under employee stock purchase and stock option plans. During the nine months ended December 29, 2007, $0.4 million of cash was provided by proceeds from the issuance of common stock under employee stock option and stock purchase plans.

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

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operation lease obligations	$5,022	$1,592	$2,601	$827	$2

Purchase obligations	5,516	4,049	1,455	12	-

Total	$10,538	$5,641	$4,056	$839	$2

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

On September 24, 2008, we renewed the lease of our global support facility in the Philippines. The lease extension period is through March 31, 2012 with total lease payment commitments of $1.8 million. We have further options to extend this lease at its expiration in 2012.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $2.5 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 27, 2008. We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 27, 2008, no such amounts have been accrued.

Off-Balance Sheet Arrangements

As of December 27, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K

Seasonality

Sales typically increase in the June quarter and peak in the September quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our sales are generally lower in the March and December quarters as compared to the June and September quarters, although our trends have fluctuated considerably in the most recent periods. Our sales have been impacted by non-seasonal trends including sales reductions by certain direct customers and declines in our classic business As evidenced most recently, our results have been negatively impacted by the global economic decline including the worldwide financial crisis. In general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

As of December 27, 2008, our cash and cash equivalents of $13.6 million were invested in treasury guaranteed bank time deposits as well as money market funds. Cash and cash equivalents were $16.6 million at March 31,2008. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $2.6 million of our ARPS. As of December 27, 2008 our remaining investment in ARPS of $1.3 million has been classified as long-term investments at full par value on our consolidated balance sheet.

We entered into a short term financing agreement with borrowings that bear interest at a rate per annum equal, at the Company's option, to the Lender's stated prime rate or LIBOR, plus 1.75% which was 2.25% at December 27, 2008. Our borrowing rate will fluctuate based on changes in the prime or LIBOR rates.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 27, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2008, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the past, we have implemented measures designed to consolidate our activities and/or reduce our costs, including during the four years ended March 31, 2008 and for the nine months ended December 27, 2008. These cost reduction efforts have included:

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

In light of the slowing global economy we expect lower revenues and may be required to cut costs to preserve our cash and attain cash flow break even. Cost reduction measures may not increase our efficiency, lead to profitability or result in the cash savings anticipated. In the past, we have reduced our spending on research and development. Reducing research and development spending could harm our ability to introduce new products in the future. If we reduce our sales staff it could also result in lower revenue. If our revenue or operating results significantly decline in the future, we may be required to institute further cost reduction measures.

From time to time, we evaluate our strategic alternatives with respect to our cost structure and business alternatives. We may be required take actions which may result in the occurrence of accounting charges. Some or all of these charges may be non-cash. Such charges would have a negative impact on our GAAP profitability and may have a negative impact on our cash balance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (c)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2009. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2009. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2009.      PDF

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

Date: February 10, 2009