Form 10-K
period 2009-03-31
ZILOG INC
filed 2009-06-30
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

As of September 30, 2008, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $52,803,299 based on the closing sale price for shares of the Registrant's Common Stock as reported on the NASDAQ Global Market. Shares of Common Stock held by each officer and director have been excluded in that such persons may deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 22, 2009, 17,285,090 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2009 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of our strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, we completed the sale of our universal remote control and secured transaction processor businesses to Maxim Integrated Products, Inc. ("Maxim") and Universal Electronics Inc. ("UEI") for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months. A gain on the sale of $21.6 million was recorded. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale business, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sale businesses have been segregated in the consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the sold businesses. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

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

ZiLOG was founded in 1974. We design, develop, test and market a portfolio of these devices for a variety of applications used in consumer electronics, home appliances, security systems, point-of-sale terminals, personal computer peripherals, personal health and medical products.

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

We continue to invest in the development of new microcontroller and microprocessor products, including derivatives of our Z8 Encore!, Z8Encore!XP, and eZ80 Acclaim! product families which are designed to incorporate reprogrammable flash memory and enhanced peripherals with features that may allow such functionality as power management, sensing, secure transactions and connectivity. More recently we have begun development of system solutions including our Zdot family of products.

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of our strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in the company's representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months. A gain on the sale of $21.6 million was recorded. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sale businesses have been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the sold businesses. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult. As a result of this transaction, our continuing operations include our traditional classic 8-bit microcontroller and microprocessor products as well as our new 8-bit embedded flash microcontroller products.

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

Analysts such as Semico Research estimate the 8-bit market to be in excess of $4.7 billion per year with the fastest growing element of that market being embedded flash. We believe that 8-bit microcontrollers are generally perceived as the most cost-effective embedded control solution for high volume requirements. High-volume microcontrollers available today include Read Only Memory ("ROM") or One-Time Programmable ("OTP"), which typically require longer delays and greater costs in order to implement customer application code changes as compared to embedded flash with reprogrammable capabilities. ROM and OTP products generally result in longer lead times for delivery of such microcontrollers. In addition to delayed product introduction, these longer lead times can result in potential inventory obsolescence and disruptions to customers' factory production when changes in the application code are required by the customer. To address some of these challenges, suppliers may offer OTP-based microcontrollers that can be configured by the customer in the customer's manufacturing line, thus minimizing lead-time and inventory risks if the customer's application code requires changes. Furthermore, flash memory offers the flexibility of in-product re-programmability. While these flash-based microcontrollers were initially expensive relative to ROM and OTP-based microcontrollers, manufacturing technology has evolved over the past years to the point where the premium for flash microcontrollers over ROM and OTP-based microcontrollers can be minimal thereby continuing to make flash based microcontrollers the fastest growing technology segment in the 8-bit microcontroller market

Our Strategy

The key elements of our strategy are:

Deliver Complete Solutions to Our Customers

We are focused on providing advanced integrated semiconductor and software solutions that assist our customers in adding functionality and enhancing the performance of their products. We currently serve the microcontroller markets with our product portfolio of 8 and 16-bit microcontrollers and, microprocessors that may include embedded flash technologies.

Partner with Third Party Manufacturers to Leverage Scale

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing the manufacturing process enables us to access advanced technologies and reduce our manufacturing costs. This strategy allows us to focus greater resources on product design, systems and software development and customer support. In line with this strategy, during 2002 and 2004 we closed our wafer manufacturing facilities in Nampa, Idaho, and migrated production of these products to our wafer foundry suppliers. Generally, our embedded flash products are supported by wafer purchases from TSMC and UMC in Taiwan and our classic products are sourced from X-FAB in Lubbock, Texas.

Products and Applications

We are a trusted supplier of application specific, embedded system-on-chip (SoC) solutions for the industrial and consumer markets. From our roots as an award-winning architect in the microprocessor and microcontroller industry, we have evolved to become a key provider of customized embedded solutions including silicon, SoCs, single board computers, application specific software stacks and development tools that allow embedded designers quick time to market in areas such as energy management, monitoring, metering and motion detection.

Our products offer our customers the ability to integrate peripheral functions (such as network connectivity, timers, serial communication, analog to digital conversion and display drivers) on our micrologic devices. These additional functions enhance the capabilities of the customer's end product, which can lower their overall systems costs. These peripherals incorporate functionality, which may otherwise be found in a separate chip, on the printed circuit board to which the micrologic device is attached.

We combine different microprocessors, memories and software to create semiconductor solutions specifically tailored to meet the requirements of targeted vertical markets.

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

We work closely with our customers in identifying opportunities for the customer to pursue end product designs using our devices. The customer's decision to design an end product using our devices is based upon technical and financial factors, including microprocessor performance, memory, peripheral options, pre-existing customer relationships, financial stability, pricing and technology roadmaps. Typically, a customer's product architects and design engineers will use our proprietary development tools over a period of many months to design an end product and test the design using our devices before making a decision.

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

Direct Sales Force

Our direct sales force focuses on the Americas, Europe and Asia. For each of the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, the percentage of net sales derived from sales to direct customer accounts accounted for 21%, 22% and 25% of total net sales respectively. Additionally, from time to time we engage sales representative firms to further augment our own direct sales force.

We provide direct customer support through our field application engineers, who work directly with local customers in close consultation with our factory-based technical specialists. Field application engineers typically develop technology expertise in a market segment that is most prominent in their geographic areas. These engineers provide significant aid to the customer throughout the design process. Customer support is provided locally or through our global support organization in Manila, Philippines.

Distribution Partners

We entered into a distributor agreement with Future Electronics effective October 23, 2002. This agreement provides that Future Electronics will be our exclusive full-service distributor within North America and will also serve as a non-exclusive distributor for the rest of the world. Either party may terminate the agreement upon 30 days prior written notice to the other party. Future Electronics is a private Canadian-based company with an extensive and well-integrated international distribution infrastructure. Their ability to cover a broad spectrum of market opportunities, especially in embedded flash-based products, continues to provide significant value and opportunities for our flash product portfolio. Future Electronics' value-added services to us have not increased our costs, and include a significant number of sales representatives focused on our business, seminars and workshops to train design engineers about our products, direct mail advertising, collateral materials and web site pages dedicated to our products. For each of the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, the percentage of net sales through our distribution channel was 79%, 78% and 75% including Future Electronics which accounted for approximately 42%, 37% and 34% of net sales for each of the respective years. Additionally, we use various distributors to support both our Asia and European markets. Distributors in these regions generally specialize based on the country serviced and have rights of return and/or price protection on unsold merchandise held by them. We have no exclusive arrangements in these regions and have distributor agreements for the supply and support of product sales to their customers.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize third-party wafer foundries to manufacture our devices. We believe outsourcing manufacturing enables us to access advanced process technology and reduce our research and development and manufacturing costs. We source our wafer requirements from third-party foundries located in Taiwan and the United States. Generally, wafers for our embedded flash products are supplied by TSMC and UMC and our traditional classic products are provided by X-FAB in Lubbock, Texas. Our product package assembly, wafer test and final test operations are performed by subcontractors located throughout Asia including Indonesia, Thailand and the Philippines. In fiscal 2009, we completed the outsource of our production test activities to external suppliers.

The SGS International Certification Services AG of Zurich, Switzerland granted an ISO 9001 certification to our Philippines test facility. ISO certifications reflect the stringent quality standards to which all of our products are manufactured. We believe that these certifications enhance the reputation and quality of our products.

Research and Development

Our research and development expenditures associated with our continuing microcontroller operations have been focused on the design and development of our 8 and 16-bit embedded flash-based microcontrollers, including our Z8 Encore! Z8 Encore XP, ZNEO, eZ80 Acclaim! and Z-dot families of products and solutions.

Research and development expenditures for continuing operations were $6.3 million, $8.1 million and $12.5 million for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively. This represented 17.3%, 18.2% and 21.6% of net sales for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. During the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, our research and development expenditures for continuing operations were focused on our embedded flash products as well as Zdot products targeted as more complete solutions. These Zdot solutions may be provided at a module or board level with system level software to support a more complete solution.

Our research and development expenses decreased in fiscal 2009 as compared to fiscal 2008 as a result of our decisions in December 2009 to reduce our worldwide headcount and further by our decision in February 2009 to sell our universal remote control and secured transaction processor businesses to Maxim and UEI. We currently have approximately 22 employees in engineering related activities focused on new hardware and software applications as well as tools development. Our development activities are performed in the U.S. at our San Jose, California facility with additional support activities in our Manila, Philippines and Meridian, Idaho facilities.

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

Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Freescale, Microchip, Renasas, Samsung and STMicroelectronics, among others.

Backlog

Our total backlog of cancelable customer orders on continuing operations was $5.0 million at March 31, 2009, $7.7 million at March 31, 2008, and $8.3 million at March 31, 2007. Our sales are generally made pursuant to short-term cancelable purchase orders that are cancelable upon 30 to 60 days notice rather than long-term contracts. As a result, our backlog may not be an accurate measure of net sales or operating results for any period. Additionally, during times of economic downturn there tends to be excess capacity in the marketplace, driving shorter lead time expectations which often results in a higher percentage of book-ship (or turns) business in the period.

Patents and Licenses

We currently have 185 U.S. and non-U.S. patents as of March 31, 2009, which expire between fiscal years 2010 and 2026.

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

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO.  After this favorable ruling, Microchip filed appeal notices in the U.S. PTO in May 2008. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

On December 1, 2006, we filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel") in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). We alleged that Altera and Actel have infringed our patent numbered 4,670,749 which we believe to be the fundamental patent for programmable logic. We claimed that Altera's and Actel's products infringed these patents and we sought unspecified damages and costs, including attorneys' fees. Actel settled their case with us on June 11, 2007 for an undisclosed amount.

On May 23, 2008, Altera filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleged that we infringed its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claimed that unspecified products of ours, including the eZ80 and Zneo series of products, infringed these patents and sought preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. On March 31, 2009, we agreed with Altera to settle all pending litigation. As part of this agreement, we made a one-time payment of an undisclosed amount to Altera and both parties have agreed to dismiss their patent infringement lawsuits.

Employees

As of March 31, 2009, we had 174 full time employees, comprised of approximately 96 in manufacturing-related activities, 22 in engineering, 18 in sales and marketing and 38 in general and administrative functions, including Finance, HR, IT and facilities, of which a total of 25 are located in our global support facility in Manila, Philippines. 33 of our 174 full time employees supported transitional activities associated with our December 2008 worldwide headcount reduction plan, which was substantially completed in June 2009.

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

Alternatively, you may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or access the information on the SEC's website at www.sec.gov. Additional information regarding operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

In addition, you may request a copy of these filings (including exhibits) at no cost by writing us at our principal offices at 6800 Santa Teresa Blvd., San Jose, CA 95119, attention: Investor Relations, or by calling (408) 513-1500.

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

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend on worldwide economic conditions and their general impact on levels of business spending. These economic conditions have continued to deteriorate significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone purchases, and continued uncertainties may reduce future sales of our products. Protectionist trade measures that may be adopted in response to the economic downturn could reduce demand for our products overseas. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and on the our financial condition and operating results.

We operate in the highly cyclical semiconductor industry and have experienced a downturn in the business cycle, which has materially adversely affected our revenues and cash generation.

The semiconductor industry is highly cyclical and has experienced significant economic downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, erosion of average selling prices, production over-capacity and high inventory levels. For example, beginning in the quarter ended December 31, 2000, we experienced a three-year downturn in our business cycle. We are currently experiencing another very severe down-turn in our business cycle and may experience downturns in the future. We believe that, in light of these events, many of our customers curtailed and may in the future delay or further curtail spending on technology, which could negatively affect our quarterly results or financial condition in the future. This resulted in sharp declines in our net sales in the second half of fiscal 2009. This global economic downturn has increased pressure on us to reduce our prices, which could impair our revenues, gross margins and operating cash flow. It has also increased the risk that we may not collect all our accounts receivable or that suppliers, assemblers and test subcontractors may go out of business, creating delays in our ability to ship products. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We have in the past experienced substantial period-to-period declines in operating results, and will likely in the future experience substantial period-to-period fluctuations in operating results that are attributable to semiconductor industry conditions or events occurring in the general economy.

As a result of the sale of our universal remote control and secured transaction processor businesses, we offer a narrower range of products and any downturn in the market for our product offering may disproportionately affect us.

As a result of the sale of our universal remote control and secured transaction processor businesses to Maxim and UEI, our product offering has been significantly narrowed. This may disproportionately expose us to losses should the markets in which we currently compete continue to experience contraction as a result of the global worldwide recession.

We have experienced declines in net sales, and, if we fail to implement our new product strategy, we may continue to experience declines in sales and gross margins.

In each of the past five years, our net sales from continuing operations have fluctuated significantly and our future financial results are anticipated to be subject to substantial fluctuations. Our total net sales were $36.2 million for the fiscal year ended March 31, 2009, $44.6 million for the fiscal year ended March 31, 2008 and $58.0 million for the fiscal year ended March 31, 2007. We anticipate that sales of our classic products may continue to decline over time. Our future financial performance and success are largely dependent on our ability to implement our new product strategy, which consists partly of refocusing our business on microcontroller products built around our core 8-bit micrologic architecture, beginning with the Z8 Encore! and eZ80 Acclaim! flash products. Since 2002, we have launched our new series of 8-bit embedded flash microcontrollers and derivatives. These products typically have a long lead time from design to production, which can range from twelve months to thirty-six months. These embedded flash products represented approximately 29% of our net sales for continuing operations for the fiscal year ended March 31, 2009 compared to 30% of our net sales from continuing operations for the fiscal year ended March 31, 2008, and we currently expect the contribution of these products to continue to grow. If we are unable to develop new products in a manner that timely meets changing market requirements, or if we are not able to achieve significant sales of our 8-bit microcontroller products for any reason, our product strategy may fail and our net sales and operating results may continue to decline or not grow as currently expected. In addition, as we introduce new products we experience additional start up costs and unfavorable manufacturing prices due to low volume. In addition, we do not expect margins on our 8-bit embedded flash products to be as strong as those on our classic products. Consequently, the introduction of new products could have a negative impact on our gross margin even if sales from such new products offset declining revenues from our classic products.

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

Based on our existing financial plans and forecasts, we believe that our existing cash and cash equivalents will be sufficient to meet our planned capital needs for the next year. However, it is possible that we may need to raise additional capital to fund our future activities. We may be able to raise these funds by selling securities to the public or selected investors, or by borrowing money. The conditions in the current financial markets would make borrowing money or selling securities very difficult. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be required to curtail our operations significantly, reduce planned capital expenditures and research and development, make selective dispositions of our assets or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets, or otherwise impair our ability to remain competitive.

We could be required to incur significant capital expenditures for test and information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business.

Our capital expenditures were $0.6 million for the fiscal year ended March 31, 2009, $1.3 million for the fiscal year ended March 31, 2008 and $2.1million for the fiscal year ended March 31, 2007. We may be required to increase our future capital expenditures to meet increased demand.

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

We have recently outsourced our test operations. If we need to add additional test capacity internally, we will have to incur significant expenditures to acquire new test equipment. We also may incur significant costs to implement new test equipment and new information technologies to increase our productivity and efficiency. Any such implementation, however, can be negatively impacted by failures or inadequacies of the new information technology and unforeseen delays in its implementation, any of which may require us to spend additional resources to correct these problems or, in some instances, to conclude that the new technology implementation should be abandoned. In the case of abandonment, we may have to recognize losses for amounts previously expended in connection with such implementation that have been capitalized on our consolidated balance sheets.

There can be no assurances that we will have sufficient capital resources to make necessary investments in information technology and equipment.

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

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO.  After this favorable ruling, Microchip filed appeal notices in the U.S. PTO in May 2008. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

We depend on third-party assemblers throughout Asia, including Indonesia, Thailand and the Philippines, and the failure of these third parties to continue to provide services to us on sufficiently favorable terms could harm our business.

We use outside contract assemblers and test operations in Indonesia, Thailand and the Philippines for packaging and testing our products. These countries have been subject to political instability and terrorist activities. The packaging and testing of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment.

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

The emphasis of our new product development is on products built on our 8-bit microcontroller architectures. If market demand for these products does not develop as we anticipate, our product development strategy could fail. Because our products are complex, we may not meet the design and introduction schedules for any new products or any additions or modifications to our existing products, and these products may not achieve market acceptance. In addition, we may not be able to sell these products at prices that are favorable to us.

We may be unable to make the substantial research and development investments required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. As a result of the sale of our universal remote control and secured transaction processor businesses to Maxim and UEI, we significantly reduced our engineering, research and development and operational capabilities. This will limit our ability to pursue multiple developmental stage projects simultaneously and may lengthen our product development lifecycles and may have other unforeseen negative consequences to our business. There can be no assurances that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive.

Our industry is highly competitive, and we may not be able to compete effectively.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the semiconductor industry. Our current and future products compete with, or may compete with, products offered by Atmel, Cypress Semiconductor, Microchip, Freescale, Renasas, Samsung, and ST Microelectronics, among others. Some of our principal products, such as the Z80 microprocessor, are licensed by our competitors, or are in the public domain, and can be manufactured and sold to our customers by our competitors, possibly with added features or at lower prices than we charge. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

  our ability to design and manufacture new products that implement new technologies including our 8 and 16-bit microcontroller based product families;

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

The sale of our universal remote control and secured transaction processor businesses to Maxim and UEI exposes us to liabilities that are difficult to assess.

In connection with the sale of our universal remote control and secured transaction processor businesses to Maxim and UEI, we indemnified Maxim and UEI for losses that may result from inaccuracies in our representations and warranties in the acquisition agreement and our failure to fulfill certain obligations in the acquisition agreement. $3.1 million of the purchase price was placed into escrow to cover any such losses. Furthermore, our indemnification obligations for losses related to certain representations and warranties in the acquisition agreement are unlimited. As a result, potential liabilities are difficult to assess. Disputes over any claimed losses by Maxim and UEI may arise and result in litigation to the Company, which could be costly and cause management distraction.

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

  the impact of economic recessions on demand;

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

>Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on discount pricing strategies. We have in the past and may in the future be required to reduce selling prices in response to competition. From time to time, technology and manufacturing changes have the impact of lower average selling prices, such as the conversion of hardware to software modems and packaged to die only sales. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results could be impaired. In addition, if the price at which we can sell products in our inventory declines below the cost of such products, we may be required to write down the value of such inventory.

A significant amount of our revenues comes from relatively few distributors, and any decrease of revenues from these customers and distributors, or the loss of their business, could significantly harm our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of distributors for a significant portion of our revenues. We depend on third-party distributors to market and sell our products, and these third-party distributors collectively accounted for approximately 79%, 78% and 75% of our net sales of continuing operations in each of the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively. In addition, our five largest distributors accounted for approximately 68% of our net sales of continuing operations for the fiscal year ended March 31, 2009, 66% for the fiscal year ended March 31, 2008 and 63% of our net sales of continuing operations for the fiscal year ended March 31, 2007. One distributor accounted for approximately 42% of our net sales of continuing operations for the fiscal year ended March 31, 2009, 37% for the fiscal year ended March 31, 2008 and 34% for the fiscal year ended March 31, 2007. Our distributors decide whether to include our products among those that they sell, and they may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. We also rely on our distributors to accurately report to us on a timely basis their sales of our products and provide certain support services to our customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships could materially adversely affect our business and financial reports. Our distributors may not continue to effectively market, sell or support our products.

Our North American distributor could emphasize competing products, and we may lose some of our customers as a result.

In October 2002, we engaged Future Electronics ("Future") as our exclusive full-service distributor in North America. Additionally, Future provides distributor support to us in Europe and Asia on a non-exclusive basis. For the fiscal years ended March 31, 2009, 2008 and 2007 Future sales on continuing operations were approximately $15.2 million, or 42% of net sales, $16.4 million, or 37% of net sales and $19.7 million, or 34% of net sales, respectively. Future distributes products of our competition that may directly compete with our product offerings. If Future chooses to promote those products over our products, our operating results could be harmed significantly. In addition, if Future were to terminate our distribution agreement, we could experience a period of significant interruption of our business while we obtained other distribution channels.

We depend on relatively few major customers for a substantial portion of our sales.

Our ten largest customers, excluding our distributors, accounted for approximately 18% of our net sales for continuing operations for the fiscal year ended March 31, 2009, 18% for the fiscal year ended March 31, 2008 and 20% for the fiscal year ended March 31, 2007. For the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, we had no direct customers that accounted for more than 6% of our net sales, respectively. For the fiscal years ended March 31, 2009,

March 31, 2008 and March 31, 2007, we had one distributor that accounted for 42%, 37% and 34% of our net sales, respectively.

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

Approximately 60 - 62% of our net sales for continuing operations for each of the fiscal year ended March 31, 2009, the fiscal year ended March 31, 2008 and the fiscal year ended March 31, 2007, were made to countries outside the United States. These sales to non-U.S. customers will continue to represent a significant portion of our net sales in the future. We maintain significant operations, or rely on a number of contract manufacturers, in the Philippines, Indonesia, Taiwan, Thailand, India and other locations in Asia. There can be no assurances that we will be successful in overcoming the risks that relate to, or arise from, operating in international markets. Risks inherent in doing business on an international level include:

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

We depend on our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled technical, executive, managerial, marketing and customer service personnel. Competition for these personnel is intense, especially in Northern California, where our headquarters are located, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Our failure to recruit and retain necessary technical, executive, managerial, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. In addition, our history of losses and our 2002 bankruptcy reorganization could impair our ability to recruit and retain employees. We do not have employment contracts with any of our executive officers. We have recently received unsolicited proposals to acquire our company. Our ability to recruit and retain key personnel may be negatively impacted by uncertainties relating to potential future changes in the ownership and control of our company.

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

In the past, we have implemented measures designed to consolidate our activities and/or reduce our costs, including during the three years ended March 31, 2009. These cost reduction efforts have included:

  transferring our production test operations currently performed in our Philippines facility to third party suppliers;

  consolidation of our research and development activities including the closure of design and development sites in Shanghai, China and Seattle, Washington;

  restructuring our manufacturing operations, which has included closing and subsequently outsourcing all of our wafer fabrication, assembly, wafer test and final test operations and consolidating probe and final test operations, as well as certain customer service and accounting functions at our Philippines site;

  refocusing our strategic priorities;

  reallocating personnel and responsibilities to better utilize human resources;

  reducing our worldwide workforce; and

  instituting temporary office and facility shutdowns.

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

As a result of our recent disposition of assets, costs associated with being a public company will constitute a larger portion of our overheard.

As a public company, we have incurred and will continue to incur significant accounting, legal and other expenses. As a result of the sale of our universal remote control and secured transaction processor businesses to Maxim and UEI, our financial compliance and legal costs will necessarily constitute a larger portion of our overhead making profitability difficult to attain.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), or failure to maintain adequate disclosure controls and procedures, could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Change in fiscal calendar and Sarbanes-Oxley Section 404 report.

On December 29, 2005, our Board of Directors unanimously adopted resolutions to change our fiscal year end from December 31 to March 31. We revised our fiscal year so that our audit work could be performed during non-peak periods with our independent registered public accountants, which has resulted in and we believe will result in cost savings over the long-term. During the on-going reviews of our control environment and our internal controls, as part of our review for the three-month period ended December 31, 2005, we identified deficiencies in our information technology controls, including the need to better segregate duties as it relates to the use of our Oracle Information Systems modules and to improve our General Computing Controls compliance and documentation. We have completed a thorough review of our control environment and have made improvements to our information technology controls in the areas where these deficiencies were identified. We believe we have adequately remediated our information technology environment and controls and results of our testing have not uncovered any errors. Our auditors have not performed a formal review of our control environment and it is possible that material weaknesses or deficiencies exist.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act has previously required us to make changes to some of our corporate governance practices. The Sarbanes-Oxley Act requires annual management assessments of the effectiveness of a company's internal controls over financial reporting and also a report by a company's independent registered public accounting firm assessing the effectiveness of such company's internal controls over financial reporting. The Securities and Exchange Commission extended the dates for initial compliance with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act for filers that do not meet the definition of either an "accelerated filer" or a "large accelerated filer." Under the extension, a company that does not meet the definition of either an "accelerated filer" or a "large accelerated filer," as these terms are defined in Rule 12b-2 under the Exchange Act, is not required to comply with the requirement to provide the auditor's attestation report on internal auditing over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009. The measurement criteria for determining filing status, was based on our market capitalization as of September 29, 2007, at which time, our market capitalization was below the defined threshold for accelerated filers. For the fiscal year ended March 31, 2009, we did not meet the definition of either an "accelerated filer" or a "large accelerated filer," as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for the purposes of compliance with Section 404 of the Sarbanes-Oxley Act. Thus, under the extension, beginning with our fiscal year 2010, we will be required to provide an auditor's attestation report on internal controls over financial reporting, which will substantially increase our general and administrative expenses.

Changes in our effective tax rate may reduce our net income in future periods.

A number of factors may increase our future effective tax rates, including:

  the jurisdictions in which profits are determined to be earned and taxed;
  the resolution of issues arising from tax audits with various tax authorities;
  changes in the valuation of our deferred tax assets and liabilities;
  increases in expense not deductible for tax purposes, including write-offs of acquired in-process R&D and impairments of goodwill in connection with acquisitions;
  changes in available tax credits;
  changes in share-based compensation;
  changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;
  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; and
  challenges to the transfer pricing policies related to our global supply chain management structure.

At any given time, the Company is likely to have multiple year examinations open with federal, state, and foreign taxing authorities. If the taxing authorities were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected. In addition, proposals for changes in U.S. tax laws that may be adopted in the future, including recently announced proposals which would substantially reduce or eliminate our ability to defer the income generated by the earnings of our foreign subsidiaries, could subject us to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment

Changes in accounting principles generally accepted in the United States may materially adversely affect our reported financial results or otherwise harm our business.

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

In accordance with Statement of Financial Accounting Standards No.142, "Accounting for Goodwill and Other Intangible Assets" (SFAS 142), the Company must perform at least an annual testing of the Company's stated value of its net assets including goodwill and other intangible assets in relation to the implied fair market value of the Company. If the Company's market capitalization or fair market value declines, we may be required to record financial adjustments to the stated values of our goodwill and other intangible assets, resulting in a material adverse effect on our financial condition and results of operations. Our year end testing analysis of market capitalization as compared to our book value indicated no impairment in our Goodwill. Analysis of our continuing businesses estimated future cash flows resulted in a write off of the remaining balance of the intangibles asset value as of March 31, 2009. Our Goodwill had an aggregated net book value of $2.2 million at March 31, 2009.

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

Our directors and named executive officers, together with our largest stockholders, UBS Willow Management, L.L.C., and funds managed by Capital Research and Management Company, beneficially owned approximately 36% of our outstanding common stock, in the aggregate, as of March 31, 2009. As a result of their ownership and positions, our directors and named executive officers, together with UBS Willow Management and Capital Research and Management Company, collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control. If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions. The investment objectives of our largest institutional stockholders may differ from those of our other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

San Jose, California

Our corporate headquarters are located in an approximately 42,000 square foot facility in San Jose, California, which we occupied effective July 2007 under a lease term of five years with an option to renew for two three-year periods. The lease includes an expansion opportunity for an additional 7,000 square feet, upon which we have right of first refusal. We have consolidated our operations onto one floor or approximately 14,000 square feet of the facility and are currently marketing the remaining 28,000 square feet for sublease.

Meridian, Idaho

In May of 2004, we entered into a 5 year lease for a 15,500 square foot facility in Meridian, Idaho, which may be extended at our option for an additional three years. This facility is used as our Idaho Technology Center and supports our foundry supplier partnerships, product and design engineering, failure analysis and customer manufacturing support activities.

Manila, Philippines

In November 2008, we renewed the lease of our 140,000 square foot facility in the Philippines for a period of 5 years expiring March 2014. This facility is used for product testing, test development and global support activities which includes inventory warehousing and management, logistics, customer service and support, manufacturing planning, Finance and IT.

El Dorado Hills, CA

In May 2008, we entered into a 2 year lease for a 3,000 square foot facility in El Dorado Hills, California, expiring in June 2010 with the option to renew for an additional 3 years. The facility is used for marketing and applications activities.

Short-Term Leases

We have short-term leases for sales offices located in the U.S., Canada, England, and the People's Republic of China, Singapore and Taiwan.

Currently, we believe that all of our properties are adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO.  After this favorable ruling, Microchip filed appeal notices in the U.S. PTO in May 2008. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

On December 1, 2006, we filed a patent infringement claim against Altera Corporation ("Altera") and Actel Corporation ("Actel") in the U.S. District Court of California (civil docket number 4:06-cv-07388-SBA). We alleged that Altera and Actel have infringed our patent numbered 4,670,749 which we believe to be the fundamental patent for programmable logic. We claimed that Altera's and Actel's products infringed these patents and we sought unspecified damages and costs, including attorneys' fees. Actel settled their case with us on June 11, 2007 for an undisclosed amount.

On May 23, 2008, Altera filed a patent infringement claim against us in the U.S. District Court of Texas (civil action number 2:08-CV-218). Altera alleged that we infringed its patents numbered 6,097,211, 6,147,511 and 6,314,550. Altera claimed that unspecified products of ours, including the eZ80 and Zneo series of products, infringed these patents and sought preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. On March 31, 2009, we agreed with Altera to settle all pending litigation. As part of this agreement, we made a one-time payment of an undisclosed amount to Altera and both parties have agreed to dismiss their patent infringement lawsuits.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol "ZILG." The following table sets forth the high and low per share trading prices by quarter on the NASDAQ Global Market.

	High	Low
2008 Fiscal Year
First Quarter April 1 - June 30, 2007	$6.08	$4.30
Second Quarter July 1 - September 29, 2007	$5.50	$3.20
Third Quarter September 30 - December 29, 2007	$3.73	$2.30
Fourth Quarter December 30, 2007 - March 31, 2008	$3.90	$2.68

2009 Fiscal Year
First Quarter April 1 - June 28, 2008	$4.37	$3.00
Second Quarter June 29 - September 27, 2008	$3.99	$2.84
Third Quarter September 28 - December 27, 2008	$3.40	$1.40
Fourth Quarter December 28, 2008 - March 31, 2009	$2.96	$1.76

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under our equity compensation plans as of March 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column A	Weighted- average exercise price of outstanding options, warrants and rights Column B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) Column C
Equity compensation plans approved by security holders (1&2)	1,814,563	$4.87	2,225,978
Equity compensation plans not approved by security holders	-	-	-
Total	1,814,563	$4.87	2,225,978

_____________

(1) The ZiLOG 2002 Omnibus Stock Incentive Plan was originally approved under the terms of our plan of reorganization on May 13, 2002.
(2) The ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholders on February 12, 2004 and the amended ZiLOG 2004 Omnibus Stock Incentive Plan was approved by stockholder of September 6, 2007.

As of March 31, 2009, we had approximately 29 holders of record of our common stock. We have not paid any dividends and currently intend to retain any future earnings for investment in our business.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows the change in our cumulative total stockholder return for the period from December 31, 2004 until the end of fiscal 2009, based upon the market price of our common stock, compared with: (i) the cumulative total return on the Nasdaq Composite Index and (ii) the Philadelphia Stock Exchange Semiconductor Sector Index. The graph assumes a total initial investment of $100 as of December 31, 2004, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

$140
$120
$100
$80
$60
$40
$20
$0
12/31/2004
12/30/2005
3/31/2006
3/30/2007
3/31/2008
3/31/2009

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, and the consolidated balance sheet data as of March 31, 2009 and March 31, 2008 are derived from our respective consolidated financial statements included elsewhere in this Form 10-K, which have been audited by Armanino McKenna LLP, an independent registered public accounting firm.

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

As a result of the sale of the universal remote control and secured transaction processor businesses to Maxim and UEI in February 2009 and in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the discontinued operations have been segregated in the consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

	Twelve Months Ended
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,	Dec. 31,
(In thousands, except per share data)	2009	2008	2007	2006	2004
Consolidated Statements of Operations Data:

Net sales	$36,157	$44,644	$58,026	$58,654	$73,973
Cost of sales	21,815	25,035	29,513	33,109	37,993
Gross margin	14,342	19,609	28,513	25,545	35,980
Gross margin percent of sales	39.7%	43.9%	49.1%	43.6%	48.6%

Operating expenses:
Research and development	6,265	8,143	12,528	12,952	13,305
Selling, general and administrative	19,353	19,279	22,028	23,043	29,077
Special charges, credits and reorganization items(1) , net	6,318	1,974	2,471	2,416	5,935
Amortization of intangible assets	801	961	1,284	1,984	4,160
Total operating expenses	32,737	30,357	38,311	40,395	52,477
Operating loss from continuing operations	(18,395)	(10,748)	(9,798)	(14,850)	(16,497)

Other income (expense):
Interest income	188	819	1,112	898	343
Interest expense	(40)	-	-	(13)	(249)
Other income (expense), net	378	(332)	(19)	(122)	85
Total other income (expense)	526	487	1,093	763	179
Loss from continuing operations before provision for income taxes	(17,869)	(10,261)	(8,705)	(14,087)	(16,318)
Provision for income taxes	181	853	1,547	1,423	1,063
Net loss from continuing operations	(18,050)	(11,114)	(10,252)	(15,510)	(17,381)
Net profit (loss) from discontinued operations	(372)	1,823	1,214	(1,377)	(1,076)
Gain from sale of discontinued operations, net of tax	21,606	-	-	-	-
Net income (loss)	$3,184	($9,291)	($9,038)	($16,887)	($18,457)

Basic and diluted net loss per share - continuing operations	($1.06)	($0.66)	($0.62)	($0.95)	($1.09)
Basic and diluted net income (loss) per share - discontinued operations	(0.02)	0.11	0.07	(0.08)	(0.07)
Basic and diluted gain on sale of discontinued operations per share	1.27	0.00	0.00	0.00	0.00
Basic and diluted net income (loss) per share	$0.19	($0.55)	($0.54)	($1.03)	($1.16)

Weighted-average shares, basic (2)	17,031	16,893	16,665	16,388	15,976
Weighted-average shares, diluted (2)	17,114	16,893	16,665	16,388	15,976

(1) Special charges, credits and reorganization items consist of asset impairments, restructuring charges, net reimbursement of MOD III sustaining and maintenance costs and debt restructuring fees in all periods presented.
(2) Share data has been restated for a 1 for 2 reverse split effected in 2004.
	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,	Dec. 31,
(In thousands)	2009	2008	2007	2006	2004
Consolidated Balance Sheets Data:
Cash and cash equivalents	$32,230	$16,625	$19,390	$26,954	$37,678
Long term investments	$1,100	$1,925	-	-	-
Working capital	$26,827	$14,355	$21,901	$24,603	$41,711
Total assets	$51,652	$47,840	$55,803	$71,630	$98,073
Current liabilities	$18,088	$19,443	$19,407	$23,875	$24,844
Total liabilities	$20,026	$20,961	$21,056	$29,773	$34,083
Stockholders' equity	$31,626	$26,879	$34,747	$41,857	$63,990

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

The following is management's discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007. This discussion and analysis should be read in conjunction with the section entitled "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

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

Overview

Founded in 1973, we are a global supplier of 8-bit micrologic semiconductor devices. We design, develop and market various families of devices in this market segment. Using proprietary technology that we have developed over our 30-year operating history, we provide semiconductor integrated circuit devices that our customers design into their end products. Our devices often include related application software and typically combine a microprocessor with memory and various peripheral functions on a single device. Our products enable a broad range of consumer and industrial electronics manufacturers to control the functions and performance of their products. For example, some typical applications include devices that control the speed of a motor, security systems and battery chargers. In addition to our micrologic devices, we sell other integrated circuit devices that have a wide variety of uses, including the processing and transmission of information for communications and consumer electronics products. These devices include serial communication controllers, modems, IrDA transceivers, TV display controllers and personal computer peripheral controllers. Historically, we performed wafer fabrication foundry services for third parties, which were terminated in 2004.

During 2000, we began to experience declining sales. During the first half of calendar year 2001, James M. Thorburn joined the Company as Chief Executive Officer ("CEO") and Chairman of the Board of Directors to restructure our operations, financials and product portfolio with the goals of: i) eliminating the high interest debt that we had at that time, ii) positioning the Company for growth, iii) transferring and outsourcing manufacturing to third party suppliers and partners and iv) returning the Company to profitability. In 2002, we completed our recapitalization whereby we eliminated the debt and established the MOD III special purpose subsidiary as a result of our voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. In 2002 and 2004 we closed our wafer manufacturing facilities in Nampa, Idaho and completed the transfer of wafer production to third party suppliers in the U.S. and Taiwan. In 2004, we issued stock, raised approximately $24.4 million in capital and registered our common stock to trade on the Nasdaq under the ticker symbol "ZILG". In August 2006, Mr. Thorburn resigned his position as CEO and Chairman of the Board of Directors.

In January 2007, under the leadership of our current CEO, Darin Billerbeck, we completed a comprehensive strategic plan update. One of the key actions resulting from this plan update was the decision to consolidate our engineering activities in order to better concentrate our core competencies and improve our product development cycle time while reducing our overall research and development spending. Our business model is structured around our fabless manufacturing approach and our market focus will be on those opportunities were we can best leverage our technology. We will continue to service the 8 -bit markets where more complexity and greater value can be obtained by the customer. We are a trusted supplier of application specific, embedded system-on-chip (SoC) solutions for the industrial and consumer markets. From its roots as an award-winning architect in the microprocessor and microcontroller industry, we have evolved to become a leader in providing customized embedded solutions including silicon, SoCs, single board computers, application specific software stacks and development tools that allow embedded designers quick time to market in areas such as energy management, monitoring and metering and motion detection.

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of our strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months. A gain on the sale of $21.6 million was recorded. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the discontinued operations have been segregated in the consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

Stock Repurchase Programs

On April 17, 2003, our Board of Directors approved the 2003 stock repurchase program under which we could repurchase up to 500,000 shares of our outstanding common stock at market value. As of March 31, 2009, the Company had repurchased 405,164 shares under this program at a net aggregate cost of $2.1 million.

On July 29, 2004, our Board of Directors approved the 2004 stock repurchase program under which we could repurchase up to $5.0 million in market value of our outstanding shares of common stock. Pursuant to this program, during 2004 we purchased 572,100 shares of our common stock at a net aggregate cost of $4.4 million.

Other stock repurchases were approved by the Board of Directors and include; 1) the repurchase of 92,735 shares of common stock from a former officer in 2004 at a fair market purchase price of $6.20 per share in consideration for the repayment of loans payable to us totaling $0.6 million; 2) the repurchase of 17,389 shares from former employees during fiscal 2006, as consideration for the repayment of loans payable to us totaling less than $0.1 million; and 3) the repurchase of 73,151 shares during fiscal 2008 from our Chief Financial Officer Perry J. Grace, as consideration for the repayment of loans payable to us totaling less than $0.3 million. Additionally, during fiscal 2009, the Company repurchased 23,313 shares of common stock from its former Chief Technical Officer, Norm Sheridan and 23,261 shares of common stock from its Chief Financial Officer, Perry Grace having a combined value of approximately $0.1 million to cover withholding taxes in connection with the release of vested shares of common stock.

As of March 31, 2009, other stock repurchases totaled 229,849 shares and total stock repurchases under all plans were 1,207,113 with a net aggregate cost of $7.5 million as summarized below:

	Treasury Shares Outstanding
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
2003 Repurchase Program	405,164	405,164	405,164
2004 Repurchase Program	572,100	572,100	572,100
Other Repurchases	229,849	183,275	110,124
Ending Balance	1,207,113	1,160,539	1,087,388

Net aggregate cost ($000's)	$ 7,563	$ 7,456	$ 7,174

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

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the fourth quarter of fiscal 2009, and we normally perform this test in the fourth quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Standard No. 123, "Share-Based Payment" ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the 2004 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (" SFAS 123") for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment," ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company elected to adopt SFAS 123R using the modified prospective transition method utilizing the single option attribution approach, which requires the application of the accounting standards as of April 1, 2006, the first day of the Company's fiscal year 2007. In accordance with the modified prospective transition method, the Company's prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company's consolidated financial statements as of and for the years ended March 31, 2008 and March 31, 2009 reflect the impact of SFAS 123R.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have established a full valuation allowance against our deferred tax assets at March 31, 2009 based upon our determination that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating losses and research and development tax credit carryovers that make up the vast majority of the deferred tax asset will expire at various dates through the year 2024, with the exception of the California tax credit which can be carried forward indefinitely. Going forward, we will assess the continued need for the valuation allowance. After we have demonstrated profitability for a period of time and begin utilizing a significant portion of the deferred tax assets, we may reverse the valuation allowance, likely resulting in a significant benefit to the statement of operations in some future period. At this time, we cannot reasonably estimate when this reversal might occur, if at all.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision- maker allocates resources and assesses the performance of our business. For convenience and ease of reference, we disclose net sales by region and by channel.

Period Comparisons

Effective December 29, 2005, we changed our fiscal year end from December 31 to March 31. Our interim results are based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the last quarter, which ends on March 31 beginning in fiscal 2006.

Results of Operations

Our net sales by region and by channel are summarized in dollars for each period indicated, as follows (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Net sales by region:
Americas	$14,288	$16,794	$22,635
Asia (including Japan)	15,079	20,251	26,051
Europe	6,790	7,599	9,340
Net sales	$36,157	$44,644	$58,026

Net sales by channel:
Direct	$7,507	$9,671	$14,658
Distribution	28,650	34,973	43,368
Net sales	$36,157	$44,644	$58,026

Other Key Indices

Other key indices relevant in understanding our business and financial performance of our continuing operations include the following metrics:

	As of Mar. 31,	As of Mar. 31,	As of Mar. 31,
	2009	2008	2007
Days sales outstanding	17	18	22
Net sales to inventory ratio	9	6	7
Weeks of inventory at distributors	10	8	10
Current ratio	2.5	1.7	2.0

We calculate each of these key metrics based on annual results of operations data and balance sheets data as of the end of the period indicated. Each of these key metrics is described below.

Days sales outstanding ("DSOs"), is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings and collections. DSOs for continuing operations were 17 days at March 31, 2009, 18 days at March 31, 2008 and 22 days at March 31, 2007. Our DSOs reflect a high mix of distribution sales and royalty revenue that generally tend to pay faster than the average of our direct customers.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales. This metric may not be comparable to those other companies use to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio for continuing operations increased from March 31, 2008 to March 31, 2009, on lower sales, at 9 times annual sales, reflecting relatively lower inventories in relationship to lower sales. The increase is reflective of shorter lead times from our suppliers and tight inventory management.

Weeks of inventory at distributors measures the level of inventories on hand at our distributors available for sale to their end customers, and as such, is relative to the level of sales we record for distribution sales. We do not recognize revenue on shipments to distributors who have rights of return and/or price protection on unsold merchandise held by them until our distributors resell our products to their end customers. We generally target 10 to 13 weeks of inventory in the distribution channel to allow these distributors to react to market demand and buffer their cycle time as they reorder new product from us and await delivery. As of March 31, 2009, our distributor inventory levels were at 10 weeks and were within our target range.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. The Company uses this ratio to make spending determinations on discretionary items.

Comparison of Financial Results

Results of Operations from Continuing Operations for the Year Ended March 31, 2009 as compared to the Year ended March 31, 2008.
	Years Ended
	Mar. 31,	Mar. 31,
	2009	2008
Net sales	$36,157	$44,644
Cost of sales	21,815	25,035
Gross margin	14,342	19,609
Percent of sales	40%	44%

Operating expenses:
Research and development	6,265	8,143
Selling, general and administrative	19,353	19,279
Special charges and credits	6,318	1,974
Amortization of intangible assets	801	961
Total operating expenses	32,737	30,357

Operating loss	(18,395)	(10,748)

Total other income (expense), net	526	487
Loss before provision for income taxes	(17,869)	(10,261)
Provision for income taxes	181	853
Net loss from continuing operations	$(18,050)	$(11,114)

Net Sales

Net sales were $36.2 million for the fiscal year ended March 31, 2009, as compared to net sales of $44.6 million for the fiscal year ended March 31, 2008.

Our net sales declined 19% during the year ended March 31, 2009, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products.

Gross Margin

Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin on continuing operations was 40% of net sales for the fiscal year ended March 31, 2009, compared to gross margin of 44% for the fiscal year ended March 31, 2008. During the fiscal year ended March 31, 2009, our gross margin decrease was primarily the result of a lower mix of our higher margin traditional 8-bit classic products and associated manufacturing variances from lower volumes. This was partially offset by improved operating efficiencies related to the completion of our production test outsourcing and other cost reduction activities.

We have focused on manufacturing cost controls, yield enhancements and price management and have continued to consolidate and streamline our manufacturing and support activities. We operate with a fully fabless model and outsource all of our wafer manufacturing needs from foundries in the United States and Taiwan. We have the flexibility to use lower geometry fab processes from our suppliers for design, allowing us to reduce the physical size of our flash products, which has allowed us to improve our gross margins on these specific products over time. We have continued to multi-source our product assembly and test activities with several Asian suppliers to enhance our supply source flexibility and obtain continued competitive vendor pricing.

Research and Development Expenses

Research and development expenses were $6.3 million and $8.1 million for the fiscal years ended March 31, 2009 and March 31, 2008, respectively. Research and development spending for the fiscal year ended March 31, 2009 is lower compared to the fiscal year ended March 31, 2008 due to savings associated with our worldwide headcount reductions during the fiscal fourth quarter of 2009 and the completion of certain product development activities. Our design resources are focused on servicing the segments of the 8-bit markets where more complexity and greater value can be obtained from our solutions by the customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.3 million for the fiscal years ended March 31, 2009 and March 31, 2008, respectively. General sales, marketing and general and administrative expenses decreased as we continued to streamline our global support activities and reduce our general support costs, offset by increased stock compensation expenses. Stock compensation expense increased reflecting the fiscal 2009 incentive compensation plan. The fiscal 2009 incentive plan awarded restricted stock versus cash awards for certain employees based on performance goal achievement for the first half of fiscal 2009. There were no plan payouts or awards for the fiscal 2009 second half. The selling, general and administrative expenses for the fiscal years ended March 31, 2008 included a credit of $0.7 million related to the reversal of stock compensation expense due to the cancellation of certain previously expensed stock options and stock awards.

Special Charges and Credits

Special charges and credits in fiscal 2009, fiscal 2008 and fiscal 2007 were as follows (in thousands):
	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Asset impairments:
Impairment of intangible assets	$1,727	$-	$-
Write-off of property, plant, equipment
and other assets	1,504	-	-

Restructuring of operations:
Reorganization, severance and termination benefits	3,188	2,252	1,859
Defined benefit plan refund and other	(101)	(526)	-
MOD II sustaining and other selling costs	-	248	612
Total special charges and credits	$6,318	$1,974	$2,471

The following table details the beginning accrual balance as of March 31, 2007 and the accrued special charges for the fiscal years ended March 31, 2008 and March 31, 2009 (in thousands):

	Severance
	and	MOD II
	Termination	Closure
	Benefits	Costs	Total
Balance at March 31, 2007	$1,215	$-	$1,215
Provisions to special charges	1,726	248	1,974
Cash payments	(2,452)	(248)	(2,700)
Balance at March 31, 2008	489	-	489
Provisions to special charges	2,160	-	2,160
Cash payments	(2,011)	-	(2,011)
Balance at March 31, 2009	$638	$-	$638

Special charges and credits totaled $6.3 million for the fiscal year ended March 31, 2009 and $2.0 million for the fiscal year ended March 31, 2008.

Fiscal 2009 Activities

Associated with our continued focus to reduce costs and streamline our activities, we completed our plan to outsource our test production operations formerly performed in our Philippines facility to third parties, completed a worldwide workforce reduction including consolidation and elimination of certain office sites, began the outsource of certain IT functions and hardware facilities to third parties and consolidated our Headquarters functions onto one floor of our San Jose facility. During fiscal 2009, we incurred $3.1 million of reorganization, severance and termination costs including $1.1 million associated with our test outsource, $1.6 million for our worldwide workforce reduction, and $0.4 million of severance and other costs related to certain office closures and consolidations. We also recorded special charges totaling $1.5 million, including $0.8 million of lease costs, leasehold improvements and obsolete equipment associated with our San Jose headquarters consolidation and $0.7 million related to facilities, hardware and software costs for our consolidation activities and IT outsource plan.

Additionally, we incurred an impairment charge of $1.7 million relating to certain intangible assets originally created by the adoption of fresh-start accounting on our emergence from bankruptcy in 2002. Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets", we annually review the carrying values of our goodwill and intangible assets to determine if portions of the carrying value may be impaired. Based upon our analysis, the carrying value of our goodwill of $2.2 million on March 31, 2009, was not impaired. Based upon relevant factors including the current economic conditions and the sale of a significant portion of our business in February 2009, the analysis of discounted future cash flows indicated the impairment of the carrying value of our intangible assets as of March 31, 2009.

Fiscal 2008 Activities

As part of our ongoing efforts to reduce costs and streamline activities, in November 2007, we initiated a plan to outsource our test production operations previously performed in our Philippines facility to third parties which was completed in September 2008. We also reorganized certain of our sales offices and relocated our corporate headquarters to a new facility in San Jose, California. During fiscal 2008, we incurred $1.3 million of severance, benefits related costs, transition, conversion and equipment costs related to our test outsourcing activity and other reorganization costs including the relocation to our new corporate headquarters facility, $0.9 million for severance, benefits and other costs related to our research and development site consolidation activities, $0.3 million of period expenses were incurred to sustain the dormant MOD II facility until it was sold in May 2007 for a net sales price of $3.1 million, partially offset by $0.5 million credit primarily representing a refund received from our Philippines defined benefit plan.

Stock-Based Compensation

During fiscal 2009, we recognized $1.3 million of stock-based compensation expense, as compared to $0.7 million during fiscal 2008. Our stock-based compensation expense is primarily related to the award of restricted stock and stock options to certain executives and employees. We implemented a fiscal 2009 incentive compensation plan that awarded certain employees using restricted stock instead of cash. The actual incentive awards included in our stock compensation expense related to first half fiscal 2009 performance. A credit of $0.7 million was taken in fiscal 2008 stock-based compensation expense for previously expensed stock based compensation related to certain terminated employees. Stock-based compensation expense for employee stock awards was measured on the award date and is being recognized over the vesting period of these awards. This non-cash stock-based compensation expense is included in our cost of sales, research and development and selling, general and administrative expenses.

Amortization of Intangible Assets

We have adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" under which goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have defined lives will continue to be amortized over their useful lives. In connection with our fresh-start reporting, separable intangible assets based on independent valuations were created with deemed defined lives. These intangible assets are being amortized utilizing the pattern-of-use method over their estimated useful lives of 3 to 7 years for current technology and ten years for brand name. We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value and, if appropriate, record an impairment charge. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed an annual impairment test for goodwill at March 31, 2009, and no impairment charge against the carrying value was indicated. Further, based upon relevant factors including the current economic conditions and the sale of a significant portion of our business in February 2009, an analysis of estimates and associated discounted future cash flows indicated the impairment of the carrying value of our intangible assets as of March 31, 2009. As a result the company incurred an impairment charge of $1.7 million in fiscal 2009.

The amortization expense for intangible assets in fiscal 2009 excluding the impairment charge, was $0.8 million as compared to $1.0 million in fiscal 2008. Amortization expense, excluding the impairment charge, was recorded on a consistent basis with the amounts determined in May 2002.

Interest Income and Interest Expense

Interest income was $0.19 million and $0.8 million for the fiscal years ended March 31, 2009 and March 31, 2008, respectively. Interest income was earned on our short term investment portfolio invested in U.S Treasury money market funds and auction rate securities at an average rate of 1.05% in fiscal 2009. In fiscal 2008, interest income was earned on our short term investment portfolio at an average rate of 4.6%.

Interest expense for fiscal 2009 was $0.04 million related to existing short term debt. There was no interest expense in fiscal 2008.

Other Income/ Expense

There was $0.4 million of other income in fiscal 2009 as compared to $0.3 million of other expense in fiscal 2008. Other income and expense includes currency translation gains and losses and other miscellaneous items.

Income Taxes

For the fiscal years ended March 31, 2009 and March 31, 2008, our income tax provision for continuing operations was $0.2 million and $0.9 million, respectively. For the fiscal year ended March 31, 2009, our income tax provision primarily provides for taxes in our profitable foreign jurisdictions. For the fiscal year ended March 31, 2008, our income tax provision reflects the amortization of deferred charges, which were fully amortized as of March 31, 2008, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statute of limitation expired during the quarter ended September 29, 2007. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

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

Results of Operations from Continuing Operations for the Year Ended March 31, 2008 as compared to the Year ended March 31, 2007.

	Years Ended
	Mar. 31,	Mar. 31,
	2008	2007
Net sales	$44,644	$58,026
Cost of sales	25,035	29,513
Gross margin	19,609	28,513
Percent of sales	44%	49%

Operating expenses:
Research and development	8,143	12,528
Selling, general and administrative	19,279	22,028
Special charges and credits	1,974	2,471
Amortization of intangible assets	961	1,284
Total operating expenses	30,357	38,311

Operating loss from continuing operations	(10,748)	(9,798)

Total other income (expense), net	487	1,093
Loss before provision for income taxes	(10,261)	(8,705)
Provision for income taxes	853	1,547
Net loss from continuing operations	$(11,114)	$(10,252)

Net Sales

Net sales were $44.6 million for the fiscal year ended March 31, 2008, as compared to net sales of $58.0 million for the fiscal year ended March 31, 2007.

Sales of our 8-bit products decreased in 2008, reflecting a decline in demand for certain consumer, security and telecommunications applications and lower distribution resales into broad based general purpose market including consumer and industrial market applications. Compared to year ago levels, we experienced a reduction in sales of certain security applications reflecting what we believe is the impact of a slow down in the U.S. economy as it relates to the housing market and lower overall housing starts.

Gross Margin

Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin was 44% of net sales for the fiscal year ended March 31, 2008, compared to gross margin of 49% for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, our gross margin decrease was primarily the result of a lower mix of our higher margin 8-bit classic products and associated manufacturing variances from lower volumes primarily in the first half of fiscal 2008. This was partially offset by improved operating efficiencies and yields as well as reductions in wafer costs for certain of our embedded flash products.

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

Research and Development Expenses

Research and development expenses were $8.1 million and $12.5 million for the fiscal years ended March 31, 2008 and March 31, 2007, respectively. Research and development spending for the fiscal year ended March 31, 2008 was lower compared to the fiscal year ended March 31, 2007 due to savings from our engineering site consolidation efforts and the completion of certain new product development activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $19.3 million for the fiscal year ended March 31, 2008 down from $22.0 million for the fiscal year ended March 31, 2007. Both sales and marketing and general and administrative costs decreased as we continue to streamline our global support activities thereby reducing our general support costs. Selling, general and administrative expenses for the fiscal year ended March 31, 2008 included a credit of $0.7 million for the reversal of stock compensation expense related to the cancellation of certain previously expensed stock options and restricted stock awards.

Special Charges and Credits

Special charges and credits totaled $2.0 million for the fiscal year ended March 31, 2008 and $2.5 million for the fiscal year ended March 31, 2007.

Fiscal 2008 Activities

As part of our ongoing efforts to reduce costs and streamline activities, in November 2007, we initiated a plan to outsource our test production operations previously performed in our Philippines facility to third parties which was expected to be completed by September 2008. We also reorganized certain of our sales offices and relocated our corporate headquarters to a new facility in San Jose, California. During fiscal 2008, we incurred $1.3 million of severance, benefits related costs, transition, conversion and equipment costs related to our test outsourcing activity and other reorganization costs including the relocation to our new corporate headquarters facility, $0.9 million for severance, benefits and other costs related to our research and development site consolidation activities, $0.3 million of period expenses were incurred to sustain the dormant MOD II facility until it was sold in May 2007 for a net sales price of $3.1 million, partially offset by $0.5 million credit primarily representing a refund received from our Philippines defined benefit plan.

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

Stock-Based Compensation

During fiscal 2008, we recognized $0.7 million of stock-based compensation expense, as compared to $1.3 million during fiscal 2007. Our stock-based compensation expense is primarily related to the award of restricted stock and stock options to certain executives and employees including a credit of $0.7 million in fiscal 2008 for previously expensed stock based compensation related to terminated employees. Stock-based compensation expense for employee stock awards was measured on the award date and is being recognized over the vesting period of these awards. This non-cash stock-based compensation expense is included in our cost of sales, research and development and selling, general and administrative expenses.

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

Other Expense

There was $0.3 million of other expense in fiscal 2008 as compared $19,000 of other expense in fiscal 2007. Other expense includes income on the sale of certain private company securities, currency translation gains and losses and other miscellaneous items.

Interest Income and Interest Expense

Interest income was $0.8 million and $1.1 million for the years ended March 31, 2008 and March 31, 2007, respectively. Interest income was earned on our short term investment portfolio and auction rate securities at an average rate of 4.6% in fiscal 2008. In fiscal 2007, interest income was earned on our short term investment portfolio at an average rate of 5.0%.

There was no interest expense in fiscal 2008 and fiscal 2007.

Income Taxes

For the fiscal years ended March 31, 2008 and March 31, 2007, our income tax provision for continuing operations was $0.9 million and $1.5 million, respectively. For the fiscal year ended March 31, 2008, our income tax provision reflected the amortization of deferred charges, which have been fully amortized as of March 31, 2008, provisions for taxes in certain profitable foreign jurisdictions and the release of a 2003 tax reserve on which the statute of limitation expired during the quarter ended September 29, 2007. For the fiscal year ended March 31, 2007, our income tax provision reflected the amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions. We have operated at a loss for U.S. tax purposes and we provide for income tax expense in foreign jurisdictions where the foreign subsidiaries operations generate profits that are taxable.

Quarterly Results (Unaudited)

The following table presents unaudited quarterly financial information for continuing operations for each of the quarters in the eight-quarter period ended March 31, 2009. The Company's fiscal year-end is March 31 effective with the reporting dates after our transition period ending on March 27, 2005. Interim results are based on fiscal quarters of thirteen weeks of duration ending on the last Saturday of each quarter.

	For the Quarters Ended
	Mar. 31,	Dec. 27,	Sep. 27,	Jun. 28,	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,
	2009	2008	2008	2008	2008	2007	2007	2007
	(in thousands, except per share data)
Net sales	$7,044	$9,035	$10,474	$9,604	$10,138	$10,751	$12,219	$11,536
Cost of sales	4,379	6,091	6,086	5,259	5,669	5,920	6,858	6,588
Gross margin	2,665	2,944	4,388	4,345	4,469	4,831	5,361	4,948
Gross margin as a percentage of
net sales	38%	33%	42%	45%	44%	45%	44%	43%
Operating Expenses:
Research and development	1,118	1,657	1,757	1,733	1,927	1,766	1,841	2,609
Selling, general and administrative	3,442	4,696	5,723	5,492	4,765	4,735	4,991	4,788
Special charges and credits	3,478	1,696	554	590	511	570	470	423
Amortization of intangible assets	174	209	209	209	209	250	251	251
Operating loss from continuing operations	(5,547)	(5,314)	(3,855)	(3,679)	(2,943)	(2,490)	(2,192)	(3,123)
Other income (expense):
Interest income	4	24	49	70	154	198	233	234
Other, net	(85)	114	254	96	(133)	(122)	(18)	(59)
Loss from continuing operations before
provision for income taxes	(5,628)	(5,176)	(3,552)	(3,513)	(2,922)	(2,414)	(1,977)	(2,948)
Provision for income taxes	(2)	67	62	54	78	374	68	333
Net loss from continuing operations	(5,626)	(5,243)	(3,614)	(3,567)	(3,000)	(2,788)	(2,045)	(3,281)
Net profit (loss) from discontinued
operations	(3,831)	(425)	2,058	1,826	1,057	400	133	233
Gain from sale of discontinued
operations, net of tax	21,606	-	-	-	-	-	-	-
Net income (loss)	$12,149	$(5,668)	$(1,556)	$(1,741)	$(1,943)	$(2,388)	$(1,912)	$(3,048)

Net loss per share -
basic & diluted	$0.71	$(0.33)	$(0.09)	$(0.10)	$(0.11)	$(0.14)	$(0.11)	$(0.18)

Our net sales generally decline in the December quarter reflecting the seasonality of our consumer based product sales and the timing of distributor inventory management cycles. The quarters ended March 31, 2009 and December 27, 2008, include the impact of the current global recession.

Overall, our gross margin as a percentage of net sales generally decreased on a sequential quarterly basis from the quarter ended June 30, 2007 through the quarter ended March 31, 2009. Gross margins on our embedded flash products have generally continued to improve although they are significantly lower than gross margin on our traditional classic products. The quarters ended March 31, 2009 and December 27, 2008 reflect lower volumes of higher margin classic products and generally lower total volumes negatively impacting overhead absorption and gross margin.

Our research and development expenses have generally decreased sequentially since the quarter ended June 30, 2007 reflecting our savings related to the consolidation of our research and development sites as we continue our product development efforts to support our embedded flash-based microcontroller devices.

Our selling, general and administrative expenses were generally flat during the quarterly periods of fiscal 2009 as compared with fiscal 2008 primarily due to savings from our cost reduction programs to reduce headcount, savings from the transition and consolidation of certain administrative functions in our Philippines global support facility, offset by increases in stock compensation expenses in fiscal 2009.

Our special charges and credits for the eight quarterly periods ended March 31, 2009 are summarized below (in thousands):

	For the Quarters Ended
	Mar. 31,	Dec. 27,	Sep. 27,	Jun. 28,	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,
	2009	2008	2008	2008	2008	2007	2007	2007
	(in thousands)
Asset impairments:
Impairment of intangible assets	$1,727	$-	$-	$-	$-	$-	$-	$-
Write-off of property, plant,
equipment and other assets	1,504	-	-	-	-	-	-	-

Restructuring of operations:
Reorganization, severance and
termination benefits	348	1,696	554	590	633	537	264	818
Reimbursement from defined
benefit plan and other	(101)	-	-	-	(122)	33	206	(643)
MOD II sustaining costs for
post-closure maintenance	-	-	-	-	-	-	-	248
	$3,478	$1,696	$554	$590	$511	$570	$470	$423

As previously discussed, we have focused our business around our core microcontroller solutions and have moved to an outsourced model for manufacturing. The special charges over these periods have generally been aligned around this strategy. Additionally, we have continued to resize our support organizations to a lower sales base in an effort to scale down these organizations and focus the activities around these strategies.

 Liquidity and Capital Resources

At March 31, 2009, we had $0.3 million of bank borrowings outstanding primarily reflecting borrowings under a short term bank arrangement utilized to finance a three-year license agreement for engineering development software.

At March 31, 2009, we had cash and cash equivalents of $32.2 million, which includes the net cash proceeds we received from the sale of our remote control and point of sale businesses on February 18, 2009. In February 2008, tightening of the U.S. liquidity markets caused the auction rate preferred securities (ARPS) process to default and as such ARPS could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Our remaining investment in ARPS of $1.1 million has been classified as long term investments at full par value on our consolidated balance sheet as of March 31, 2009. At March 31, 2009, our $32.2 million of cash and cash equivalents when combined with our remaining $1.1 million of ARPS, classified as long term investments, totaled $33.3 million. Cash and cash equivalents including long term investments were $18.5 million at March 31, 2008 and $19.4 million at March 31, 2007. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

Cash Flows from Operating Activities

During fiscal 2009, net cash used in continuing operating activities was $15.0 million compared to net cash used of $4.8 million in fiscal 2008. The net cash used in operating activities in fiscal 2009 primarily includes our net loss of $18 million, partially offset by non-cash charges of $6.7 million and changes in certain assets and liabilities of $3.7 million. Non-cash charges include amortization of fresh-start intangibles of $0.8 million, depreciation and other amortization of $1.8 million, stock-based compensation expense of $1.3 million and disposition of fixed assets of $1.0 million. An increase in deferred income of $2.4 million, reduction of net accounts receivable of $0.5 million and a reduction in inventories of $0.8 million, all provided cash from operating activities and were offset by an increase in prepaid expenses and other current and non-current assets of $5.1 million and decreases in accounts payable of $1.1 million, accrued compensation and employee benefits of $1.0 million and accrued and other current and non-current liabilities of $0.1 million.

During fiscal 2008, net cash used in continuing operating activities was $4.8 million as compared to net cash used of $3.2 million in fiscal 2007. The net cash used in operating activities in fiscal 2008 primarily includes our net loss of $11.1 million, partially offset by non-cash charges of $4.1 million and changes in certain assets and liabilities of $2.1 million. Non-cash charges include amortization of fresh-start intangibles of $1.0 million, depreciation and other amortization of $2.1 million, stock-based compensation expense of $0.7 million and disposition of fixed assets of $0.3 million. A reduction in prepaid expenses and other current and non-current assets of $1.9 million, reduction of net accounts receivable of $1.3 million, reduction in inventories of $0.9 million and an increase in accounts payable of $0.7 million all provided cash from operating activities and were offset by decreases in deferred income on shipments to distributors of $1.4 million, accrued and other current and non-current liabilities of $0.8 million and accrued compensation and employee benefits of $0.4 million.

During fiscal 2007, net cash used in continuing operating activities was $3.2 million as compared to net cash used of $6.4 million during fiscal 2006. The net cash used in operating activities in fiscal 2007 primarily includes our net loss of $10.3 million and changes in certain assets and liabilities of $2.4 million, partially offset by non-cash charges of $9.4 million. Non-cash charges include an adjustment to goodwill of $4.5 million, amortization of fresh-start intangibles of $1.3 million, depreciation and other amortization of $2.3 million and stock-based compensation expenses of $1.3 million. A reduction in accounts receivable of $2.4 million, a reduction in prepaid and other current and non-current assets of $2.2 million, an increase in deferred income of $1.0 million, and an increase in accrued compensation and employee benefits of $0.2 million all provided cash from operating activities and were offset by an increase in net inventories of $1.8 million and decreases in accrued and other current and non-current liabilities of $6.2 million and accounts payable of $0.2 million.

Cash Flows from Investing Activities

During fiscal 2009, net cash provided by continuing investing activities of $24.9 million includes proceeds from the sale of discontinued operations of $24.7 million, redemptions of long term investments of $0.8 million offset by capital expenditures of $0.6 million

During fiscal 2008, net cash used in continuing investing activities includes our investment in auction rate securities classified as long term investments of $1.9 million, capital expenditures of $1.3 million, offset by net proceeds from assets held for sale of $3.2 million.

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

Cash Flows from Financing Activities

Net cash used in continuing financing activities was $0.3 million in fiscal 2009 as compared to cash provided of $0.9 million in fiscal 2008 and $0.5 million in fiscal 2007.

Net cash used in financing activities of $0.3 million in 2009 primarily includes net payments against short term debt of $1.0 million offset by $0.7 million of net short term borrowings.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our reconciliation of net loss to EBITDA and our reconciliation of EBITDA to net cash provided by (used in) operating activities (the most directly comparable measure of liquidity under generally accepted accounting principles) for each unaudited period presented, is as follows (in thousands):

	For the Quarters Ended
	Mar. 31,	Dec. 27,	Sep. 27,	Jun. 28,	Mar. 31,	Dec. 29,	Sep. 29,	Jun. 30,
	2009	2008	2008	2008	2008	2007	2007	2007
	(in thousands)
Reconciliation of net loss
to EBITDA:
Net loss from continuing operations	$(5,626)	$(5,243)	$(3,614)	$(3,567)	$(3,000)	$(2,788)	$(2,045)	$(3,281)
Depreciation and amortization	452	466	478	436	512	524	517	539
Interest income	(4)	(24)	(49)	(70)	(154)	(198)	(233)	(234)
Provision for income taxes	(2)	67	62	54	78	374	68	333
EBITDA from continuing operations	$(5,180)	$(4,734)	$(3,123)	$(3,147)	$(2,564)	$(2,088)	$(1,693)	$(2,643)

Reconciliation of EBITDA to net
cash provided by (used in) operating activities:

EBITDA	$(5,180)	$(4,734)	$(3,123)	$(3,147)	$(2,564)	$(2,088)	$(1,693)	$(2,643)
Interest income	4	24	49	70	154	198	233	234
Provision for income taxes	2	(67)	(62)	(54)	(78)	(374)	(68)	(333)
Stock-based compensation	198	467	288	371	(134)	103	368	384
Loss on disposition of operating assets	986	11	-	35	77	-	71	170
Changes in operating assets and
liabilities	(4,119)	(571)	(577)	4,124	(571)	(306)	2,115	1,906

Net cash provided by (used in)
continuing operating activities	$(8,109)	$(4,870)	$(3,425)	$1,399	$(3,116)	$(2,467)	$1,026	$(282)

As of March 31, 2009, we had no outstanding commitments for capital expenditures. We currently estimate fiscal 2010 capital expenditures will range from 1% - 2% of net sales, and may include purchases of leasehold improvements, internal use software and other items. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations. We currently anticipate that available cash and cash equivalents will be adequate to satisfy our cash requirements for at least the next year.

Contractual Obligations

We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in fiscal 2010 through fiscal 2013. The facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are not included in the table below. These charges are generally less than 10% of base rents. Total operating lease expenses, including month-to-month rentals, were approximately $1.8 million, $1.9 million and $2.1 million, for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007 respectively.

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications. Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2009 (in thousands):

		Within
	Total	1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,911	$1,225	$2,365	$321	$-
Purchase obligations	4,375	3,348	1,027	-	-
Total	$8,286	$4,573	$3,392	$321	$-

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of our products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have indemnification arrangements that limit our net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2009.

On February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy our indemnification obligations for any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. In certain limited circumstances our indemnification obligations are not limited to the escrow amount. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months.

We disclose indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under SFAS Interpretation No. 45." Under SFAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2009, no such amounts are accrued.

Effects of Inflation and Changing Prices

We believe that inflation and/or deflation had a minimal impact on our overall operations during the periods presented in this report.

Seasonality

Sales typically increase in the June quarter and peak in the September quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets, while sales are generally lower in the March and December quarters as compared to the June and September quarters, although our trends have fluctuated considerably in the most recent periods. Our sales have been impacted by non-seasonal trends including sales reductions by certain direct customers and declines in our classic business. Additionally, general world-wide economic, political and regional instabilities have impacted and may impact our results of operations in any given period.

Recent Accounting Pronouncements

See "Note 1- Description of Business and Summary of Significant Accounting Policies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not use derivative financial investments in our investment portfolio. Our primary investment objectives are to preserve capital and maintain liquidity. These objectives are met by investing in high-quality credit issuances and limiting the amount of credit exposure to any one company. Our policy is to mitigate default risk by investing in only the highest quality securities and monitoring the credit ratings of such investments. As of March 31, 2009, our cash and cash equivalents of $32.2 million were invested in bank time deposits and U.S Treasury money market funds. Cash and cash equivalents combined with long term investments totaled $33.3 million at March 31, 2009. We have no significant cash flow exposure due to rate changes for our cash equivalents as these instruments have near term maturities.

The table below presents principal amounts and related interest rates for our cash equivalents and long term investments as of March 31, 2009 (dollars in thousands):

	Carrying	Fair
As of March 31, 2009	Value	Value
Cash Equivalents:
Fixed rate	$32,230	$32,230
Long Term Investments:
Fixed rate - auction rate securities	1,100	1,100
Average interest rate	1.05%

At March 31, 2009, we had cash and cash equivalents of $32.2 million. In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and ARPS could not be successfully sold. At that time, we had $3.9 million invested in ARPS. Our remaining investment in ARPS of $1.1 million has been classified as long term investments at full par value on our consolidated balance sheet as of March 31, 2009. At March 31, 2009, our $32.2 million of cash and cash equivalents when combined with our remaining $1.1 million of ARPS, classified as long term investments, totaled $33.3 million. Cash and cash equivalents including long term investments were $18.5 million at March 31, 2008 and $19.4 million at March 31, 2007. Cash and cash equivalents consist primarily of cash in bank accounts and money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are provided herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ZiLOG, Inc.

We have audited the accompanying consolidated balance sheets of ZiLOG, Inc. and subsidiaries (the "Company") as of March 31, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2009. Our audits also included the financial statement schedule for each of the years in the three year period ended March 31, 2009 listed in Item 15a (2). These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiLOG, Inc. and subsidiaries as of March 31, 2009 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended March 31, 2009, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/    Armanino McKenna LLP

San Ramon, California
June 27, 2009

ZiLOG, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	Mar. 31,	Mar. 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,230	$16,625
Accounts receivable, less allowance for doubtful accounts of $129
at March 31, 2009 and $139 at March 31, 2008	1,698	2,203
Inventories	4,022	6,908
Deferred tax assets	10	263
Prepaid expenses and other current assets	5,995	1,266
Current assets associated with discontinued operations	960	6,533
Total current assets	44,915	33,798

Long term investments	1,100	1,925
Property, plant and equipment, net	2,347	4,594
Goodwill	2,211	2,211
Intangible assets, net	-	2,528
Other assets	1,079	581
Non current assets associated with discontinued operations	-	2,203
Total assets	$51,652	$47,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$346	$720
Accounts payable	4,368	5,508
Income taxes payable	195	513
Accrued compensation and employee benefits	1,349	2,312
Other accrued liabilities	2,550	2,086
Deferred income, net of costs	8,024	5,571
Current liabilities associated with discontinued operations	1,256	2,733
Total current liabilities	18,088	19,443

Deferred tax liabilities	10	263
Other non-current liabilities	1,928	1,255
Total liabilities	20,026	20,961

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
17.1 million and 16.9 million shares issued and
outstanding at March 31, 2009 and March 31, 2008, respectively	186	185
Additional paid-in capital	127,436	125,838
Treasury stock	(7,563)	(7,456)
Other comprehensive income	173	102
Accumulated deficit	(88,606)	(91,790)
Total stockholders' equity	31,626	26,879
Total liabilities and stockholders' equity	$51,652	$47,840

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Net sales	$36,157	$44,644	$58,026
Cost of sales	21,815	25,035	29,513
Gross margin	14,342	19,609	28,513
Gross margin percent of sales	39.7%	43.9%	49.1%

Operating expenses:
Research and development	6,265	8,143	12,528
Selling, general and administrative	19,353	19,279	22,028
Special charges and credits	6,318	1,974	2,471
Amortization of intangible assets	801	961	1,284
Total operating expenses from continuing operations	32,737	30,357	38,311
Operating loss from continuing operations	(18,395)	(10,748)	(9,798)

Other income (expense):
Interest income	188	819	1,112
Interest expense	(40)	-	-
Other, net	378	(332)	(19)
Total other income, net	526	487	1,093
Loss from continuing operations before provision for income taxes	(17,869)	(10,261)	(8,705)
Provision for income taxes	181	853	1,547
Net loss from continuing operations	(18,050)	(11,114)	(10,252)
Net income (loss) from discontinued operations	(372)	1,823	1,214
Gain from sale of discontinued operations, net of tax	21,606	-	-
Net income (loss)	$3,184	$(9,291)	$(9,038)

Basic and diluted net loss per share - continuing operations	$(1.05)	$(0.66)	$(0.61)
Basic and diluted net income (loss) per share - discontinued operations	(0.02)	0.11	0.07
Basic and diluted gain on sale of discontinued operations per share	1.26	-	-
Basic and diluted net income (loss) per share	$0.19	$(0.55)	$(0.54)

Weighted-average shares, basic	17,031	16,893	16,665
Weighted-average shares, diluted	17,114	16,893	16,665

See accompanying notes to the consolidated financial statements.

ZiLOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss from continuing operations	$(18,050)	$(11,114)	$(10,252)
Adjustments to reconcile net loss to net cash provided by
(used in) continuing operating activities:
Amortization of fresh-start intangible assets	801	961	1,284
Depreciation and other amortization	1,832	2,092	2,259
Goodwill adjustment	-	-	4,529
Disposition of operating assets	1,032	318	8
Impairment of intangible assets	1,727	-	-
Stock-based compensation	1,324	721	1,347
Changes in operating assets and liabilities:
Accounts receivable, net	505	1,293	2,436
Inventories	759	901	(1,811)
Prepaid expenses and other current and non-current assets	(5,147)	1,926	2,216
Accounts payable	(1,140)	682	(177)
Accrued compensation and employee benefits	(963)	(418)	244
Deferred income	2,453	(1,392)	967
Accrued and other current and non-current liabilities	(138)	(809)	(6,251)
Net cash used in continuing operating activities	(15,005)	(4,839)	(3,201)
Net cash provided by discontinued operating activities	6,078	3,220	1,522

Cash Flows from Investing Activities:
Assets held for sale - vacant property	-	-	(1,437)
Payable to ZiLOG Mod III, Inc. Series A Preferred shareholders	-	-	(2,848)
Proceeds from sale of assets	-	3,237	-
Proceeds from sale of discontinued businesses, net of transaction costs	24,695	-	-
Redemption of long term investments	825	-	-
Investment in long term securities	-	(1,925)	-
Capital expenditures	(626)	(1,299)	(2,097)
Net cash provided by (used in) continuing investing activities	24,894	13	(6,382)
Net cash used in discontinued investing activities	-	(2,076)	-

Cash Flows From Financing Activities:
Proceeds from short term debt	660	720	-
Payments on short term debt	(1,034)	-	-
Repurchase of treasury shares	(54)	(282)	-
Proceeds from issuance of common stock under employee stock
purchase and stock option plans	116	470	497
Net cash provided by (used in) continuing financing activities	(312)	908	497
Net cash provided by (used in) discontinued financing activities	(50)	9	-

Net increase (decrease) in cash and cash equivalents	15,605	(2,765)	(7,564)
Cash and cash equivalents at beginning of period	16,625	19,390	26,954
Cash and cash equivalents at end of period	$32,230	$16,625	$19,390

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$186	$345	$340
Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
Value of shares repurchased through employee loan
repayments	$-	$282	$-

See accompanying notes to the consolidated financial statements.

 ZiLOG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Deferred Stock Compen-	Additional Paid-in	Treasury	Other Compre- hensive	Accumu- lated	Total Stock- holders'
	Shares	Amount	sation	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2006	16,585	$181	$(566)	$123,198	$(7,174)	$-	$(73,782)	$41,857
Issuance of common stock under stock option plans	121	1	-	247	-	-	-	248
Issuance of restricted shares	91	-	-	-	-	-	-	-
Issuance of common stock under employee stock								-
purchase plan	93	1	-	247	-	-	-	248
Restricted shares cancelled	(76)	-	-	-	-	-	-	-
Stock-based compensation expense	26	-	-	1,432	-	-	-	1,432
Adoption of FAS123R	-	-	566	(566)	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(9,038)	(9,038)
Balance at March 31, 2007	16,840	183	-	124,558	(7,174)	-	(82,820)	34,747

Adoption of FIN48	-	-	-	-	-	-	321	321
Issuance of common stock under stock option plans	101	2	-	311	-	-	-	313
Issuance of common stock under employee stock								-
purchase plan	53	-	-	166	-	-	-	166
Restricted shares cancelled	(25)	-	-	-	-	-	-	-
Repurchase of treasury shares	(73)				(282)	-		(282)
Stock-based compensation expense	27	-	-	803	-	-	-	803
Comprehensive income:
Other comprehensive income - defined benefit plan	-	-	-	-	-	102	-	102
Net loss	-	-	-	-	-	-	(9,291)	(9,291)
Total comprehensive loss	-	-	-	-	-	-	-	(9,189)
Balance at March 31, 2008	16,923	185	-	125,838	(7,456)	102	(91,790)	26,879

Adoption of FIN48	-	-	-	-	-	-	-	-
Issuance of common stock under stock option plans	5	-	-	15	-	-	-	15
Issuance of common stock under employee stock								-
purchase plan	43	1	-	103	-	-	-	104
Restricted shares cancelled	(79)	-	-	-	-	-	-	-
Restricted shares granted - employee stock incentive plan	235	-	-	549	-	-	-	549
Repurchase of treasury shares	(47)	-	-	-	(107)	-	-	(107)
Stock-based compensation expense	31	-	-	931	-	-	-	931
Comprehensive income:
Other comprehensive income - defined benefit plan	-	-	-	-	-	71	-	71
Net income	-	-	-	-	-	-	3,184	3,184
Total comprehensive income	-	-	-	-	-	-	-	3,255
Balance at March 31, 2009	17,111	$186	$-	$127,436	$(7,563)	$173	$(88,606)	$31,626

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

Revenue on shipments to distributors who have rights of return and/or price protection on unsold merchandise held by them is deferred until products are resold by the distributors to end users. Although revenue is deferred until it is resold, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors are reflected in the consolidated balance sheets on a net basis as "Deferred income, net of costs." Refer to Note 7 of notes to consolidated financial statements for details regarding deferred revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money market funds, which are readily convertible to cash and have maturities of three months or less at the time of acquisition. As of March 31, 2009, the Company had $1.1 million invested in auction rate preferred securities ("ARPS") which is classified as long term investments at full par value on the consolidated balance sheet as of March 31, 2009. Refer to Note 13 of notes to consolidated financial statements for details regarding the classification.

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

As of March 31, 2009 the Company held $1.1 million in auction rate preferred securities ("ARPS"). Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for these ARPS have been unsuccessful. The Company has received total redemptions totaling $2.8 million or 72% of the original value in February 2008. The collateralized asset value ranges exceed the value of ARPS held by the Company by 200 to 300 percent. The Company believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, the Company may be required to record an impairment charge against the value of its ARPS holdings. ( See Note 13, Fair Value Measurements)

The Company's customer base is located primarily in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to financial losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. As of March 31, 2009 and March 31, 2008, respectively, there were two customers with net accounts receivable comprising more than 10% of total net accounts receivable.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reserves for excess or obsolete inventory are released only upon sale, scrap or other disposition of reserved inventory. Inventories, net of provisions, consist of the following (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
Raw materials	$234	$367
Work-in-process	2,762	4,858
Finished goods	1,026	1,683
Total net inventory	$4,022	$6,908

Property, Plant and Equipment and Intangibles

Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which are generally between three and seven years for machinery and equipment.

Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic lives of the improvements. Depreciation expense relating to continuing operations for property, plant and equipment was $1.8 million, $2.1 million and $2.3 million for fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company did not have any assets leased under capital leases during the periods indicated.

Property, plant and equipment consist of the following (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
Property, plant and equipment at cost:
Land, buildings and leasehold improvements	$1,914	$2,632
Machinery and equipment	20,480	37,632
	22,394	40,264
Less accumulated depreciation and amortization	(20,047)	(35,669)
Net property, plant and equipment	$2,347	$4,594

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

We evaluate existing technology and brand name whenever events and circumstances indicate that their fair value may be less than their carrying value. Additionally, goodwill is tested for impairment at least annually and more often if events and circumstances indicate that its fair value may be less than its carrying value. We performed the annual impairment test for goodwill in the fourth quarter of 2009, and we perform this test in the fourth quarter of each fiscal year unless the existence of triggering events indicates that an earlier review should be performed.

Adjustments to record impairment of long-lived assets or intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified.

Other Accrued Liabilities

The following table further details "other accrued liabilities" (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
Accrued audit fees	$144	$30
Accrued legal costs	876	876
Accrued special charges	638	489
Other	892	691
Other accrued liabilities	$2,550	$2,086

Accrued miscellaneous other includes accrued liabilities relating to facility rent, other taxes and tax preparation fees, marketing costs and expenses, Board of Directors related expenses as well as other various and sundry items.

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

Advertising Expenses

The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses were $0.3 million, $0.5 million and $0.5 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping Costs

Shipping costs are included in cost of sales.

Research and Development Expenses

The Company's policy is to record all research and development expenditures with no future alternative use, as period expenses, when incurred. Research and development expenditures incurred and expensed were $6.3 million for the fiscal year ended March 31, 2009, $8.1 million for the fiscal year ended March 31, 2008 and $12.5 million for the fiscal year ended March 31, 2007.

Stock Awards

Effective April 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the 2004 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under APB 25 and SFAS 123 for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company elected to adopt SFAS 123R using the modified prospective transition method utilizing the single option attribution approach, which requires the application of the accounting standards as of April 1, 2006, the first day of the Company's fiscal year 2007. In accordance with the modified prospective transition method, the Company's prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company's consolidated financial statements as of and for the fiscal years ended March 31, 2009, 2008 and 2007 reflect the impact of SFAS 123R. (See Note 6 - Stock Compensation and Stockholders Equity)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP will be required to be applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. Xilinx will be required to implement the standard during the first quarter of fiscal 2010, which began on March 29, 2009. The Company is currently evaluating this new FSP but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate June 15, 2009. FSP FAS the fair value of financial instruments. This FSP will be effective for interim periods ending after 107-1 and APB 28-1 will result in increased disclosures in the Company's interim periods beginning in the first quarter of fiscal 2010 our fiscal quarter ending June 28, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the business being acquired and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141R-1 are effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010, our fiscal quarter ending June 28, 2009. The Company is currently evaluating this new FSP but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

The Company has adopted the provisions of SFAS 142, under which goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. In connection with its reorganization in 2002, the Company recorded a valuation allowance against deferred tax assets and recorded deferred income tax liabilities and income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Since 2002, the Company has reassessed and updated its deferred income tax liabilities and income tax contingencies requirements and reduced the associated liabilities as an adjustment to goodwill. In addition, reductions in the valuation allowance that were established as liabilities on the consolidated balance sheets under fresh-start reporting in 2002 have been recorded as a reduction in the carrying value of goodwill. No such reassessments or adjustments were recorded for the fiscal years ended March 31, 2009 and 2008.

Intangible assets established in connection with the Company's fresh-start reporting, separable intangible assets that are deemed to have defined lives (primarily related to existing technology and brand name), are being amortized utilizing the pattern-of-use method over estimated useful lives ranging from 3 to 10 years. During the fiscal year ended March 31, 2009 the Company recorded an impairment charge of $1.7 million. Changes in the carrying value of separable intangible assets for the periods indicated are as follows (in thousands):

	Existing	Brand	Total
	Technology	Name	Intangibles
Balance at March 31, 2007	$172	$3,317	$3,489
Amortization during fiscal 2008	(124)	(837)	(961)
Balance at March 31, 2008	48	2,480	2,528
Amortization during fiscal 2009	(48)	(753)	(801)
Impairment recorded during fiscal 2009	-	(1,727)	(1,727)
Balance at March 31, 2009	$-	$-	$-

Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets", the Company annually reviews the carrying values of its Goodwill and Intangible assets to determine if portions of the carrying value may be impaired. Based upon the Company's analysis, the carrying value of its Goodwill of $2.2 million on March 31, 2009, was not impaired as the market value as determined by market capitalization exceeded book value. Based upon relevant factors including the current economic conditions and the sale of a significant portion of the Company's business in February 2009, estimates and the analysis of associated discounted future cash flows indicated the impairment of the carrying value of the intangible assets as of March 31, 2009.

NOTE 3. DISCONTINUED OPERATIONS

During fiscal 2009 the company experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of its strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, the Company sold its universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in the Company's representations and warranties in the acquisition agreement or the Company's failure to fulfill certain obligations in the acquisition agreement. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months. A gain on the sale of $21.6 million was recorded. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sale businesses have been segregated in the consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

The following table summarizes results from discontinued operations (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Net sales	$23,214	$22,577	$24,023
Cost of sales	11,965	11,299	13,567
Gross margin	11,249	11,278	10,456

Operating expenses:
Research and development	7,870	8,348	7,945
Selling, general and administrative	511	643	641
Special charges and credits	3,123	-	-
Total operating expenses	11,504	8,991	8,586
Operating profit (loss)	(255)	2,287	1,870

Total other income (expense), net	11	(18)	(15)
Net profit (loss) before provision for income taxes	(244)	2,269	1,855
Provision for income taxes	128	446	641
Net profit (loss) from discontinued operations	(372)	1,823	1,214
Gain from sale of discontinued operations, net of tax	21,606	-	-
Net income from discontinued operations	$21,234	$1,823	$1,214

The following table summarizes assets and liabilities classified as discontinued operations (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
ASSETS:
Current assets:
Accounts receivable, net	$960	$4,631
Inventories, net	-	1,505
Prepaid expenses and other current assets	-	397
Total current assets of discontinued operations	960	6,533

Property, plant and equipment, net	-	2,009
Other assets	-	194
Total assets of discontinued operations	$960	$8,736

LIABILITIES:
Current liabilities:
Accounts payable	$1,256	$2,275
Income taxes payable	-	22
Accrued compensation and employee benefits	-	132
Other accrued liabilities	-	8
Deferred income on shipments to distributors, net	-	296
Total current liabilities of discontinued operations	1,256	2,733

Other non-current tax liabilities	-	-
Total liabilities of discontinued operations	$1,256	$2,733

The following table summarizes the gain on sale of discontinued operations (in thousands):

Mar. 31,
2009
Gross proceeds from sale	$31,000
10% Escrow	(3,100)
Reimbursable items	281

Transactions costs	(3,219)
Other charges and expenses including taxes	(1,229)
Cost of inventory related to the sale	(2,127)

Gain (loss) from sale of discontinued operations, net of tax	$21,606

NOTE 4. SPECIAL CHARGES AND CREDITS

Fiscal 2009 Special Charges and Credits Analysis

Associated with the Company's continued focus to reduce costs and streamline its activities, the Company completed its plan to outsource its test production operations formerly performed in its Philippines facility to third parties, completed a worldwide workforce reduction including consolidation and elimination of certain office sites, began the outsource of certain IT functions and hardware facilities to third parties and consolidated its Headquarters functions onto one floor of its San Jose facility. During fiscal 2009, the Company incurred $3.1 million of reorganization, severance and termination costs including $1.1 million associated with its test outsource, $1.6 million for its worldwide workforce reduction, and $0.4 million of severance and other costs related to certain office closures and consolidations. The Company also wrote-off certain assets totaling $1.5 million, including $0.8 million of lease costs, leasehold improvements and obsolete equipment associated with its San Jose headquarters consolidation and $0.7 million pertaining to facilities, hardware and software costs for its IT outsource plan.

Additionally, the Company incurred an impairment charge of $1.7 million relating to certain intangible assets originally created by the adoption of fresh-start accounting on its emergence from bankruptcy in 2002. Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets", we annually review the carrying values of goodwill and intangible assets to determine if portions of the carrying value may be impaired. Based upon its analysis, the carrying value of goodwill of $2.2 million on March 31, 2009, was not impaired as the market value as determined by market capitalization exceeded book value. Based upon relevant factors including the current economic conditions and the sale of a significant portion of its business in February 2009, the analysis of discounted future cash flows indicated the impairment of the remaining carrying value of its intangible assets as of March 31, 2009. Accordingly the Company recorded charges of $1.7 million to fully impair such remaining intangible assets.

Fiscal 2008 Special Charges and Credits Analysis

As part of the Company's ongoing efforts to reduce costs and streamline activities, in November 2007, the Company initiated a plan to outsource its test operations previously performed in its Philippines facility to third parties. The Company also reorganized certain of its sales offices and relocated its corporate headquarters to a new facility in San Jose, California. During fiscal 2008, the Company incurred $1.3 million of severance, benefits related costs, transition, conversion and equipment costs related to its test outsourcing activity and other reorganization costs including the relocation to its new corporate headquarters facility, $0.9 million for severance, benefits and other costs related to its research and development site consolidation activities, $0.3 million of period expenses the Company incurred to sustain the dormant MOD II facility until it was sold in May 2007 for a net sales price of $3.1 million, partially offset by $0.5 million credit primarily representing a refund received from its Philippines defined benefit plan.

Fiscal 2007 Special Charges and Credits Analysis

As part of the Company's ongoing efforts to reduce costs and streamline activities, in March 2007, a plan of action was initiated to consolidate certain research and development activities and transfer certain of these activities from its Shanghai, China and Seattle, Washington facilities to its San Jose, California and Meridian, Idaho facilities. During fiscal 2007, the Company incurred $1.0 million of severance and benefits costs related to this restructuring activity, which have been recorded as special charges. Other severance and benefit related costs of $0.8 million the Company incurred as a result of changes in Company's CEO position including departure costs for the Company's former CEO and new hire costs for the Company's current CEO, Darin G. Billerbeck. In addition, the Company continued to incur period expenses of $0.6 million to sustain the dormant MOD II facility included in assets held for sale on the consolidated balance sheets as of March 31, 2007. In May 2007, the MOD II facility was sold for a net sales price of $3.1 million.

Special charges and credits in fiscal 2009, fiscal 2008 and fiscal 2007 were as follows (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Asset impairments:
Impairment of intangible assets	$1,727	$-	$-
Write-off of property, plant, equipment
and other assets	1,504	-	-

Restructuring of operations:
Reorganization, severance and termination benefits	3,188	2,252	1,859
Defined benefit plan refund and other	(101)	(526)	-
MOD II sustaining and other selling costs	-	248	612
Total special charges and credits	$6,318	$1,974	$2,471

The following table details the beginning balance as of March 31, 2007 and the accrued special charges for the periods indicated (in thousands):

	Severance
	and	MOD II
	Termination	Closure
	Benefits	Costs	Total
Balance at March 31, 2007	$1,215	$-	$1,215
Provisions to special charges	1,726	248	1,974
Cash payments	(2,452)	(248)	(2,700)
Balance at March 31, 2008	489	-	489
Provisions to special charges	2,160	-	2,160
Cash payments	(2,011)	-	(2,011)
Balance at March 31, 2009	$638	$-	$638

NOTE 5. RETIREMENT AND PENSION PLANS

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were $0.1 million for fiscal year ended March 31, 2009, $0.2 million for the fiscal year ended March 31, 2008 and $0.1 million for the fiscal year ended March 31, 2007. There were no discretionary contributions made in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. As of March 31, 2009, the pension plan was over-funded by approximately $0.3 million which is classified as other assets on the consolidated balance sheet. The over-funded position reflects a decline in the number of employees who are eligible for entitlements under the plan and the associated projected benefit obligation as compared to the fair value of the plan. During fiscal 2009, $0.2 million is included as a reclassification adjustment of other comprehensive income as a result of being recognized as a component of net periodic benefit costs for fiscal 2009.

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

At March 31, 2009, a total of 323,054 shares of the Company's common stock have been purchased under the 2004 ESPP, leaving a total of 926,946 shares available to be purchased.

Stock Repurchase Programs

The Company's Board of Directors approved the 2003 stock repurchase program on April 17, 2003, under which the Company may repurchase up to 500,000 shares of its outstanding common stock. As of March 31, 2009, the Company had repurchased 405,164 shares of its common stock under this program from employees, former employees and others, pursuant to repurchase rights, at an aggregate cost of $2.1 million.

The Company's Board of Directors approved the 2004 stock repurchase program on July 29, 2004, pursuant to which the Company may repurchase up to $5.0 million in market value of its outstanding shares of common stock. As of March 31, 2009, the Company had repurchased 572,100 shares under this program at an aggregate cost of $4.4 million.

Other stock repurchases were approved by the Board of Directors and include the repurchase of 92,735 shares of common stock from a former officer in 2004 at a fair market purchase price of $6.20 per share in consideration for the repayment of loans payable to the Company totaling $0.6 million, the repurchase of 17,389 shares from former employees during fiscal 2006, as consideration for the repayment of loans payable to the Company totaling less than $0.1 million and the repurchase of 73,151 shares during fiscal 2007 from the Company's Chief Financial Officer, Perry J. Grace, as consideration for the repayment of loans payable to the Company totaling less than $0.3 million Additionally, during fiscal 2009, the Company repurchased 23,313 shares of common stock from its former Chief Technical Officer, Norm Sheridan and 23,261 shares of common stock from its Chief Financial Officer, Perry Grace having a combined value of approximately $0.1 million to cover withholding taxes in connection with the release of vested shares of common stock.

As of March 31, 2009, stock repurchases for the 2003 and 2004 stock repurchase programs and other stock repurchases totaled 1,207,113 shares with a net aggregate cost of $7.6 million, which are comprised of the following:

	Treasury Shares Outstanding
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
2003 Repurchase Program	405,164	405,164	405,164
2004 Repurchase Program	572,100	572,100	572,100
Other Repurchases	229,849	183,275	110,124
Ending Balance	1,207,113	1,160,539	1,087,388

Net aggregate cost ($000's)	$ 7,563	$ 7,456	$ 7,174

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

  Lease termination costs;

  Termination and exit charges; and

  MOD III closure costs.

At March 31, 2009, 167,285 shares of EBITDA-linked options were vested and outstanding (granted, net of cancellations and exercises) even though the adjusted EBITDA thresholds have not been satisfied. The per share exercise price of shares purchasable under an EBITDA-linked option is $5.52 and each such option will be exercisable for ten years after the date such option is granted, unless earlier terminated. In general, non-EBITDA-linked options granted pursuant to the Omnibus Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the Compensation Committee determines, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by the committee, in its sole discretion, at the time of grant.

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

At March 31, 2009 there were no outstanding loans to officers of the Company.

Stock-based Compensation

For the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, respectively, the Company recorded $1.3 million, $0.7 million and $1.3 million, respectively, of stock-based compensation expense for continuing operations.

Stock based compensation expense, for continuing operations, for the fiscal year ended March 31, 2009 includes the grant of 234,600 shares associated with the first half fiscal 2009 employee incentive plan. No awards were granted in the second half as incentive goals were not achieved. A total of 167,138 shares of restricted stock have been granted for the fiscal 2010 employee incentive plan. Such shares are earned by certain employees and restrictions removed only when certain cash generation targets are achieved or on change in control of the Company.

Stock Plan Activity

A summary of the Company's stock plan activity for the periods indicated is as follows:

				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	($000's)
	Available	Options	Exercise Price	Contractural Term	Aggregate
	for Grant	Outstanding	(per share)	(in years)	Intrinsic Value
Balance as of March 31, 2006	1,121,381	1,803,309	$6.45	8.02	$247
Restricted shares granted	(116,386)	-	0.01
Options granted	(777,050)	777,050	4.07
Options exercised	-	(122,067)	2.04
Options cancelled	672,235	(672,235)	6.88
Restricted shares cancelled	75,500	-	0.01
Balance as of March 31, 2007	975,680	1,786,057	5.55	7.99	782
Approved shares added to plan	1,500,000	-	-
Restricted shares granted	(27,114)	-	-
Options granted	(761,923)	761,923	3.49
Options exercised	-	(100,670)	3.08
Options cancelled	364,574	(364,574)	5.73
Restricted shares cancelled	24,350	-	-
Restricted shares repurchased	73,151	-	-
Balance as of March 31, 2008	2,148,718	2,082,736	4.89	7.98	323
Approved shares added to plan	-	-	-
Restricted shares granted	(265,268)	-	-
Options granted	(94,139)	94,139	3.21
Options exercised	-	(5,240)	2.70
Options cancelled	356,591	(356,591)	4.57
Restricted shares cancelled	79,595	-	-
Options PP Adj per Valuation Disclosure	481	(481)	4.89
Balance as of March 31, 2009	2,225,978	1,814,563	$4.87	6.15	$ 3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of each respective fiscal year ended March 31, and the exercise price, times the number of shares) that would have been received from the option holders had all option holders exercised their options on March 31. This amount changes as the fair market value of the Company's stock fluctuates. There were 5,240 options exercised during the years ended March 31, 2009 with a total intrinsic value of $14 thousand. Total intrinsic value of options vested and expected to vest is approximately $3 thousand as of March 31, 2009.

The following table summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual	Price	Shares	Price
per share	Outstanding	Life (in years)	(per share)	Exercisable	(per share)
$2.16-$2.85	189,228	6.12	$2.69	126,907	$2.69
$3.14-$3.15	19,750	9.33	3.14	8,438	3.14
$3.16-$3.16	324,663	7.80	3.16	125,168	3.16
$3.19-$3.85	215,320	8.11	3.56	131,981	3.52
$3.91-$4.29	123,398	6.01	4.07	87,984	4.07
$4.31-$4.31	400,000	7.83	4.31	216,667	4.31
$4.41-$5.43	71,500	6.10	4.61	49,417	4.63
$5.52-$5.52	247,954	1.97	5.52	244,204	5.52
$6.20-$12.44	212,600	3.51	11.31	212,600	11.31
$13.58-$14.30	10,150	0.23	13.69	10,150	13.69
$2.16-$14.30	1,814,563	6.15	$4.87	1,213,516	$5.47

Options that were exercisable as of March 31, 2009, 2008 and 2007 were 1,213,516, 724,393 and 625,922, respectively.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and ESPP included in the respective expense categories of the Company's consolidated statements of operations (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
Expense Category	2009	2008	2007

Cost of sales	$137	$126	$66
Research and development	221	177	205
Selling, general and administrative	966	418	1,076
	$1,324	$721	$1,347

No income tax benefit was realized from stock option exercises during the fiscal years ended March 31, 2009, 2008 and 2007. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average exercise price of options granted for the fiscal years ended March 31, 2009, 2008 and 2007, were $3.21, $3.49 and $4.07 per share, respectively.

The fair value of stock-based awards was estimated on the date of grant using the Black-Scholes valuation pricing model based on the following weighted-average assumptions:

Stock Options
	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Annual average risk-free interest rate	2.6%	3.8%	4.7%
Estimated life in years	4.8	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Volatility	51.9%	45.3%	45.9%

The fair value of employee stock purchases was estimated using the Black-Scholes valuation pricing model based on the following weighted-average assumptions:

Employee Stock Purchase Plan
	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Risk-free interest rate	2.4%	3.5%	4.8%
Estimated life in years	0.7	0.8	0.6
Dividend yield	0.0%	0.0%	0.0%
Volatility	57.6%	38.6%	50.6%

The Company calculates its expected volatility based on the historical and implied volatility of a peer group of publicly traded entities as the Company has lacked sufficient historical market data on its common stock commensurate with its expected term.  The historical volatility is based on the daily closing common stock prices of the peer group over a period equal to the expected term of the option.  Market-based implied volatility is determined using market data from actively traded options of the peer group's stock. These options are at-or near-the-money traded options and are at a point in time as close to the grant of the employee options as reasonably practical and with similar terms to the employee share options, or a remaining maturity of at least 6 months if no similar terms are available.   The Company does not believe that one estimate is more reliable than any other and as such uses a 50/50 blend of historic and market-based implied volatility to determine volatility when calculating incentive stock compensation expense. Effective April 1, 2009, beginning the Company's 2010 fiscal year, the Company expects to use its own volatility measures as there will be sufficient trading history to cover the expected term of the Company's option grants.

The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average exercise price of options granted and the weighted-average fair value of employee stock purchases are as follows:

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Weighted-average exercise price of options granted
during the period	$3.21	$3.49	$4.07
Weighted-average fair value of employee stock options
granted durung the period	$1.49	$1.59	$1.89
Weighted-average fair value of employee stock
purchases under employee stock purchase plan
during the period	$0.87	$0.86	$0.78

As of March 31, 2009, $1.0 million of total unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average remaining period of 2.1 years. The total unrecognized compensation costs related to RSAs as of March 31, 2009 of $25,000 are expected to be recognized over a weighted-average remaining period of 0.2 years.

NOTE 7. DEFERRED INCOME

The Company ships products to distributors who, contractually have rights of return and/or price protection on unsold merchandise held by them. As such, revenue and the associated product costs are deferred until products are resold by the distributors to end users (sell-through method). Although revenue is deferred until it is resold, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors that are unsold are reflected in the consolidated balance sheets on a net basis as "Deferred income, net of costs".

On February 18, 2009, the Company sold its universal remote control and secured transactions processor businesses. Of the total consideration approximately $3.1 million remains in escrow at March 31, 2009 to account for any unexpected post-transaction discrepancies. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months. This escrow amount is also included in other current assets on the consolidated balance sheet at March 31, 2009.

The following table represents the details of deferred income for the periods indicated (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
Deferred gross income on shipments to distributors	$7,899	$8,174
Deferred cost associated with shipments to distributors	(2,975)	(2,900)
Deferred income on shipments to
distributors, net	4,924	5,274
Discontinued operations , deferred income
on shipments to distributors, net	-	297

Discontinued operations, deferred
income on escrow	3,100	-

Total deferred income, net	$8,024	$5,571

NOTE 8. SHORT TERM DEBT

During the fiscal year ended March 31, 2008, the Company entered into a short term financing agreement totaling $1.4 million. Borrowings on the agreement bear interest at a rate per annum equal, at the Company's option, at the Lender's stated prime rate or LIBOR, plus 1.75%. As of March 31, 2009, the company had $0.3 million of borrowings outstanding and $0.3 million in standby letters of credit, respectively, issued to vendors. As of March 31, 2008, the Company had $0.7 million of borrowings outstanding under this agreement and $0.3 million of standby letters of credit, respectively, issued to vendors.

NOTE 9. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share data):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Net income (loss), as reported	$3,184	$(9,291)	$(9,038)

Weighted-average shares, basic	17,031	16,893	16,665
Weighted-average shares, diluted	17,114	16,893	16,665

Basic and diluted net income (loss) per share	$0.19	$(0.55)	$(0.54)

At March 31, 2009, March 31, 2008 and March 31, 2007, options to purchase 1.9 million, 1.6 million and 1.3 million shares of common stock, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

NOTE 10. INCOME TAXES

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
United States	$(4,574)	$(1,152)	$(2,100)
Foreign	8,081	(6,840)	(4,750)
Total income (loss) before provision for income taxes	$3,507	$(7,992)	$(6,850)

The provision for income taxes consists of the following (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Federal
Current	$(13)	$1,069	$(226)
Deferred	-	-	1,760
	(13)	1,069	1,534

Foreign
Current	322	230	654

Total consolidated provision for income taxes	$309	$1,299	$2,188

Total provision for income taxes - continuing operations	$181	$853	$1,547
Total provision for income taxes - discontinued operations	128	446	641
Total consolidated provision for income taxes	$309	$1,299	$2,188

The provision for income taxes differs from the amount computed by applying the statutory income tax rate of 34% to income (loss) before taxes. The provision and tax effects of the differences are as follows (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Computed expected benefit	$1,196	$(2,708)	$(2,329)
Foreign taxes	(2,859)	2,614	628
Foreign losses (benefited) not benefited	-	-	(93)
Deferred tax assets not benefited	1,814	1,278	1,880
Amortization of deferred income tax charge	-	1,320	1,760
Stock-based compensation not deductible	290	-	488
Non-deductible items	145	-	71
Other	(277)	(1,205)	(217)
Total consolidated provision for income taxes	$309	$1,299	$2,188

Total provision for income taxes - continuing operations	$181	$853	$1,547
Total provision for income taxes - discontinued operations	128	446	641
Total consolidated provision for income taxes	$309	$1,299	$2,188

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
Deferred tax liabilities:
Intangible assets	$(789)	$(1,791)
Other	(50)	(838)
Total deferred tax liabilities	(839)	(2,629)

Deferred tax assets:
Net operating loss carryforwards	16,722	16,403
Accruals and allowances not currently deductible	2,212	3,186
Deferred revenue	868	1,219
Tax credit carryforwards	785	271
Property, plant and equipment	3,084	3,018
Total deferred tax assets	23,671	24,097
Net deferred tax assets	22,832	21,468
Valuation allowance	(22,832)	(21,468)
Deferred income taxes	$-	$-

Balance Sheet Presentation - Deferred Tax Assets & Liabilities:

	Mar. 31,	Mar. 31,
	2009	2008
Total deferred tax assets:	$839	$2,629
Less: non-current portion - deferred tax asset	(829)	(2,366)
Net current deferred tax assets	$10	$263

Total deferred tax liabilities:	$(839)	$(2,629)
Less: non-current portion - deferred tax liability	829	2,366
Net current deferred tax liability	$(10)	$(263)

A valuation allowance is required to be recorded if in management's judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset.  Accordingly, deferred tax assets have been recognized only to the extent of deferred tax liabilities. The valuation allowance decreased by approximately $1.4 million for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. This net decrease was primarily attributable to the increases in certain tax credits and state and foreign NOLs.

The Company has federal and state net operating loss carry forwards ("NOLs") of $34.5 million and $57.9 million, respectively. The federal NOLs will begin to expire in 2024 if not utilized, and the state NOLs will begin to expire in 2015, if not utilized.

The Company has federal and state research and development tax credit carry forwards of approximately $2.8 million and $2.2 million, respectively. If not utilized, the federal tax credit carry forward will begin to expire in 2025. The California tax credit can be carried forward indefinitely.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in the Company gross or net deferred tax assets. Pursuant to SFAS 123(R), the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The amount recorded in the memo account cumulatively as of March 31, 2009 were not material.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109 ("FIN48") effective April 1, 2007. As of March 31, 2009, the total amount of unrecognized tax benefits including accumulated interest and penalty was approximately $5.4 million of which $4.6 million recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.9 million which if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2008	$5,167
Additions based on tax positions related to the current year	28
Additions for tax positions of prior years	68
Other - foreign exchange	125
Balance at March 31, 2009	$5,388

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. The total amount of interest and penalty recognized in the fiscal year ended March 31, 2009 is $0.1 million and the accumulated amount of interest and penalty recognized as of March 31, 2009 is $0.1 million.

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

The Company is subject to taxation in the United States and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years beginning in 2001 through 2008 remain open in various taxing jurisdictions. The Company does not anticipate any significant changes to the FIN48 liability for unrecognized tax benefits within one year of this reporting date of its unrecognized tax benefits.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside of the U.S. At March 31, 2009, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $6.9 million as such earnings are considered permanently reinvested. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings is not reinvested indefinitely.

In connection with its reorganization in 2002, the Company recorded income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." These contingencies were attributable to the Company's reorganization and included contingent liabilities related to the establishment of the MOD III special purpose subsidiary. The Company reverses the contingent liabilities previously recorded as the statute of limitations expires. For the fiscal years ended March 31, 2009 and 2008, the Company recorded a reversal of zero and zero, respectively, of these contingencies from long-term liabilities, with a resulting reduction in goodwill from $6.7 million as of March 31, 2007, to $2.2 million as of March 31, 2008 and March 31, 2009.

During the fiscal year ended March 31, 2009, the fiscal year ended March 31, 2008 and the fiscal year ended March 31, 2007 the Company's income tax provision was $0.3 million, $1.3 million and $2.2 million, respectively, which primarily reflects amortization of deferred charges, which have been fully amortized as of March 31, 2009 and provisions for taxes in certain profitable foreign jurisdictions. The Company provides for income tax expense in foreign jurisdictions where its foreign subsidiaries operations generate profits that are taxable. The Company's income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Some of the Company's leases for facilities and equipment are under non-cancelable operating leases, which expire in fiscal years 2010 through 2014. The facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases, and also provide for renewal options at fair market rental value.

Minimum future lease payments under these non-cancelable operating leases at March 31, 2009 are as follows (in thousands):

Operating
Fiscal Year	Leases
2010	$1,225
2011	1,146
2012	1,219
2013	321
Total minimum lease payments	$3,911

There were no non-cancelable operating lease commitments beyond fiscal 2013.

Commitments

 The Company is responsible for common area maintenance charges on certain office leases, which are not included in the above table. These charges are generally less than 10% of base rents. Total operating lease expense, including month-to-month rentals, were approximately $1.8 million, $1.9 million and $2.1 million, respectively, for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007.

The Company generally makes purchases under cancelable purchase orders and does not enter into long-term supply agreements. Certain of its wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to the Company's specifications.

Summarized in the table below are minimum future commitments under operating leases and non-cancelable purchase obligations as of March 31, 2009 (in thousands):

		Within
	Total	1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,911	$1,225	$2,365	$321	$-
Purchase obligations	4,375	3,348	1,027	-	-
Total	$8,286	$4,573	$3,392	$321	$-

Contingencies

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against us in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that we have infringed, and currently infringe, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of ours, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. We filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, we filed a request for patent re-examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, we received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO.  After this favorable ruling, Microchip filed appeal notices in the U.S. PTO in May 2008. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. We believe we have meritorious defenses and will defend ourselves against these claims vigorously. We may incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial monetary liabilities and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third-party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $500,000. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at March 31, 2009. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, "Accounting for Intellectual Property Infringement Indemnifications under SFAS Interpretation No. 45." Under SFAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2009, no such amounts are accrued.

On February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy our indemnification obligations for any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. In certain limited circumstances our indemnification obligations are not limited to the escrow amount. The escrow is scheduled to be released 50% after 6 months and 100% after 12 months.

NOTE 12. RELATED PARTY TRANSACTIONS

In 2002, the Company entered into employment agreements with each of its then named executive officers. In June 2002, prior to the issuance of the Sarbanes-Oxley Act, loans were made to certain executive officers and certain other employees and consultants to pay the income taxes due on the restricted shares of common stock that were granted to them. At March 31, 2009 no loans were outstanding to executive officers, employees or consultants. At March 31, 2007 total loans outstanding were $0.3 million, and are included in other assets on the consolidated balance sheets. Each loan recipient pledged the shares of restricted stock as collateral for these loans pursuant to their stock pledge agreements. All such loans come due five years from the date of issuance and bear interest at 5.5% per annum.

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

NOTE 13. FAIR VALUE MEASUREMENTS

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2009 (in thousands):

Mar. 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 5,986	$ 5,986	$ -	$ -
Auction rate preferred securities	1,100	-	1,100	-
Total	$ 7,086	$ 5,986	$ 1,100	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $2.8 million from redemptions of its ARPS. The remaining ARPS balances of $1.1 million as of March 31, 2009, have been classified as long-term investments and continue to pay interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. All of the Company's ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of ARPS held by the Company by 200 to 300 percent. Accordingly, the remaining ARPS balance of $1.1 million is categorized as Level 2 for fair value measurement under FAS 157 and has been recorded at full par value on the consolidated balance sheet as of March 31, 2009. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

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

The Company has one broad product category based on product technologies referred to as 8-bit embedded flash and 8-bit classic products. These products within the Company's one reportable segment and can be summarized as follows:

Products	Sample Uses
8-bit products include:
Embedded flash microcontrollers	Motor control, low-power controllers
Core 8-bit Microcontrollers and Microprocessors	Security systems, battery chargers, industrial controllers, communications products, treadmills
Serial Communications Controllers	Telephone switches/PBX
Modems	Satellite TV set-top box, POS card validation
IrDA transceivers	PDAs, cell phones
TV, PC peripheral and other products	TV, keyboard, pointing device

The following table summarizes the Company's net sales by region and, by channel (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
Net sales by region:
Americas	$14,288	$16,794	$22,635
Asia (including Japan)	15,079	20,251	26,051
Europe	6,790	7,599	9,340
Net sales	$36,157	$44,644	$58,026

Net sales by channel:
Direct	$7,507	$9,671	$14,658
Distribution	28,650	34,973	43,368
Net sales	$36,157	$44,644	$58,026

Net sales are attributable to the ship-to location of the Company's customers as presented in the following table (in thousands):

	Years Ended
	Mar. 31,	Mar. 31,	Mar. 31,
	2009	2008	2007
United States	$14,168	$16,794	$21,283
Other Foreign Countries	9	-	831
Total North America	14,177	16,794	22,114
Hong Kong (including PRC)	3,497	7,202	11,334
Singapore	4,196	4,920	5,509
Germany	3,273	3,780	5,775
Taiwan	4,379	4,441	4,737
Korea	583	649	789
Other Foreign Countries	6,052	6,858	7,768
Total International	$21,980	$27,850	$35,912

Total net sales	$36,157	$44,644	$58,026

The following table shows the location of tangible long-lived assets (in thousands):

	Mar. 31,	Mar. 31,
	2009	2008
United States	$2,470	$5,885
Philippines	447	446
Other	1,609	2,972
Total long-lived assets	$4,526	$9,303

Major Customers

For the year ended March 31, 2009, two distributors accounted for approximately 42% and 11% of net sales, respectively. For the year ended March 31, 2008, two distributors accounted for approximately 37% and 13% of net sales, respectively. For the year ended March 31, 2007, two distributors accounted for approximately 34% and 15% of net sales, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2009.

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

(c) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Executive Officers and Directors

The information required by this item relating to the Company's directors, executive officers and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from ZiLOG's Proxy Statement for its September 22, 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from ZiLOG's Proxy Statement for its September 22, 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from ZiLOG's Proxy Statement for its September 22, 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from ZiLOG's Proxy Statement for its September 22, 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from ZiLOG's Proxy Statement for its September 22, 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements and Supplementary Data:

2. Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts	82

All other schedules are omitted because the information required to be set forth therein is not applicable or is contained in the consolidated financial statements or notes to the consolidated financial statements.

(b) Exhibits:

The exhibits listed in the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this annual report.

(c) Financial Statements Schedule:

See Item 15 (a) (2) above.

SCHEDULE II

ZiLOG, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
		(Reductions)
	Balance at	Charged to		Balance
	Beginning	Costs and		at Ending
	of Period	Expenses	Deductions	of Period

Year ended March 31, 2009:
Allowance for doubtful accounts	$133	$(4)	$-	$129

Year ended March 31, 2008:
Allowance for doubtful accounts	$132	$6	$(5)	$133

Year ended March 31, 2007:
Allowance for doubtful accounts	$170	$(20)	$(18)	$132

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DARIN G. BILLERBECK Darin G. Billerbeck	President, Chief Executive Officer and Director	June 29, 2009

/s/ PERRY J. GRACE Perry J. Grace	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	June 29, 2009

/s/ FEDERICO FAGGIN Federico Faggin	Director	June 29, 2009

/s/ RICHARD L. SANQUINI Richard L. Sanquini	Director	June 29, 2009

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	June 29, 2009

/s/ DAVID G. ELKINS David G. Elkins	Director	June 29, 2009

/s/ Eric SINGER Eric. Singer	Director	June 29, 2009

 EXHIBIT INDEX

Exhibit Number	Description
2.1(a)	Joint Reorganization Plan, as confirmed by order of the U.S. Bankruptcy Court for the Northern District of California, dated April 30, 2002.

3.1(h)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.

3.2(i)	Amended and Restated Bylaws of ZiLOG, Inc.

3.3(p)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.

3.4(q)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.

4.1(f)	Form of common stock certificate.

4. 2(c)	Form of Restricted Stock Purchase Agreement.

4.3(c)	Form of Non-Qualified EBITDA-Linked Option Grant Agreement.

4.4(t)	Form of Non-Qualified Non-EBITDA-Linked Option Grant Agreement.

4.5(u)	Form of Non-Qualified Option Grant Agreement, Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).

4.6(u)	Form of Non-Qualified Option Grant Agreement, Date of Hire (pursuant to the 2004 Omnibus Stock Incentive Plan).

4.7(u)	Form of Non-Qualified Option Grant Agreement, Fully Vested Date of Grant (pursuant to the 2004 Omnibus Stock Incentive Plan).

10.2(e)	Lease, dated as of December 21, 2001, between ZiLOG, Inc. and the Sobrato Group.

10.3(f)	Distributor Agreement, dated October 23, 2002, between ZiLOG, Inc. and Future Electronics, Inc.

10.4(f)	Form of Full-Recourse Promissory Note.

10.5(f)	Form of Stock Pledge Agreement.

10.6(g)	Summary of 2004 ZiLOG, Inc. Incentive Plan.

10.7(b)	ZiLOG, Inc. 2002 Omnibus Stock Incentive Plan.

10.8(s)	ZiLOG, Inc. 2004 Omnibus Stock Incentive Plan, as amended and restated.

10.9(g)	ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

10.10(k)	Amendment No. 1 to the ZiLOG, Inc. 2004 Employee Stock Purchase Plan.

10.11(k)	Form of Indemnification Agreement between ZiLOG, Inc. and its Directors and Officers.

10.13(m)	Employment Offer Letter dated January 3, 2007 between ZiLOG, Inc. and Darin Billerbeck.

10.14(j)	Form of Change of Control Agreement.

10.15(n)	Change in Control Agreement with Perry J. Grace.

10.16(n)	Change in Control Agreement with Norman G. Sheridan.

10.17(o)	Change in Control Agreement with Darin G. Billerbeck.

Exhibit Number	Description
10.18(r)

Asset Purchase Agreement, dated as of February 18, 2009, by and among Maxim Integrated Products, Inc., Universal Electronics Inc., UEI Cayman Inc., UEI Electronics Private Limited, ZiLOG, Inc. and ZiLOG India Electronics Pvt. Ltd.

10.19	Transition Services Agreement, dated as of February 18, 2009, by and between Maxim Integrated Products, Inc. and ZiLOG Inc. PDF

10.20	Master License Agreement, dated as of February 18, 2009, by and between UEI Cayman Inc. and ZiLOG, Inc. PDF

10.21	License Agreement, dated as of February 18, 2009, by and between Maxim Integrated Products, Inc. and ZiLOG, Inc. PDF

21.1	Subsidiaries of ZiLOG, Inc. PDF

23.1	Consent of Armanino McKenna LLP, independent registered public accounting firm. PDF

24.1	Power of Attorney (see the signature pages of this Annual Report).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2009. PDF

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2009. PDF

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2009.      PDF

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

(g) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's registration statement on Form S-1/A (File No. 333-111471) filed with the with the Commission on February 24, 2004.

(h) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's annual report on Form 10-K for the fiscal years ended December 31, 2003.

(i) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the Commission on November 21, 2007.

(j) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on December 20, 2005.

(k) Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's annual report on Form 10-K for the fiscal years ended December 31, 2004.

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

(p) Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (filed August 13, 2008).

(q) Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2009.

(r) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2009.

(s) Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on September 12, 2007.

(t) Incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2007.

(u) Incorporated by reference to the item of the same name filed as an exhibit to the Company's Quarterly Report on Form 10-Q with the Commission on November 10, 2004.