Form 10-Q
period 2009-06-27
ZILOG INC
filed 2009-08-11
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, $0.01 par value per share	17,301,973 shares

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

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry and assembly services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in our test and manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009 ("Fiscal 2009").

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

Based in San Jose, California, we were incorporated in California in September 1973 and merged with a subsidiary of Exxon (which subsidiary changed its name to ZiLOG, Inc.) in November 1981. We were reacquired by an affiliate of Warburg Pincus and Management in 1989 and reincorporated in Delaware in April 1997. We were acquired by an affiliate of Texas Pacific Group in 1998 and we were reorganized in bankruptcy in 2002. In this report, "ZiLOG," "the Company," "our," "us," "we," and similar expressions refer to ZiLOG, Inc. and its subsidiaries. However, when these expressions are used throughout this report in connection with ZiLOG, Inc.'s reorganization under Chapter 11 of the U.S. bankruptcy code, they are referring only to the parent company, ZiLOG, Inc., and not to any of its subsidiaries. EZ80ACCLAIM!, ZiLOG, Z8, Z80, eZ80, Z8 ENCORE!, Encore!XP and Zneo are registered trademarks of ZiLOG, Inc., in the United States and in other countries. Other product and or service names mentioned herein may be trademarks of the companies with which they are associated.

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 27, 2009
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended
	June 27,	June 28,
	2009	2008
Net sales from continuing operations	$7,235	$9,604
Cost of sales from continuing operations	4,520	5,259
Gross margin from continuing operations	2,715	4,345

Operating expenses:
Research and development	1,031	1,733
Selling, general and administrative	2,481	5,492
Special charges and credits	135	590
Amortization of intangible assets	-	209
Total operating expenses	3,647	8,024

Operating loss from continuing operations	(932)	(3,679)

Other income:
Interest income	3	70
Other income (expense)	1,001	96
Income (loss) from continuing operations before provision for income taxes	72	(3,513)
Provision for income taxes	40	54
Net income (loss) from continuing operations	32	(3,567)
Net income from discontinued operations	320	1,826
Net income (loss)	$352	$(1,741)

Basic and diluted net income ( loss) from continuing operations per share	$0.00	$(0.21)
Basic and diluted net income from discontinued operations per share	0.02	0.11
Basic and diluted net income ( loss) per share	$0.02	$(0.10)

Weighted-average shares used in computing basic net income (loss) per share	17,230	16,948
Weighted-average shares used in computing diluted net income (loss) per share	17,230	16,948

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,826	$32,230
Accounts receivable, less allowance for doubtful accounts of $133
at June 27, 2009 and $129 at March 31, 2009	2,203	1,698
Receivables under transition services agreement	1,484	1,696
Escrow receivable, sale of businesses	3,100	3,100
Patent assignment receivable	1,000	-
Inventories	3,341	4,022
Deferred tax assets	10	10
Prepaid expenses and other current assets	949	1,199
Current assets associated with discontinued operations	-	960
Total current assets	45,913	44,915

Long term investments	900	1,100
Property, plant and equipment, net	2,349	2,347
Goodwill	2,211	2,211
Other assets	1,126	1,079
Total assets	$52,499	$51,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$-	$346
Accounts payable	2,456	1,939
Payables under transition services agreement	3,401	275
Income taxes payable	196	195
Accrued compensation and employee benefits	1,433	1,349
Other accrued liabilities	3,741	3,828
Deferred income	6,853	8,024
Current liabilities associated with discontinued business	-	1,256
Total current liabilities	18,080	17,212

Deferred tax liabilities	10	10
Other non-current liabilities	2,179	2,804
Total liabilities	20,269	20,026

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
17.3 million shares and 16.9 million shares issued and outstanding
at June 27, 2009 and March 31, 2009, respectively	186	186
Additional paid-in capital	127,666	127,436
Treasury stock	(7,563)	(7,563)
Other comprehensive income	195	173
Accumulated deficit	(88,254)	(88,606)
Total stockholders' equity	32,230	31,626
Total liabilities and stockholders' equity	$52,499	$51,652

See accompanying notes to unaudited condensed consolidated financial statements.

5

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 27,	June 28,
	2009	2008
Cash Flows from Continuing Operating Activities:
Net income (loss) from continuing operations	$32	$(3,567)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and other amortization	318	436
Disposition of operating assets	-	34
Stock-based compensation	226	371
Amortization of fresh-start intangible assets	-	208
Changes in operating assets and liabilities:
Accounts receivable, net	(505)	392
Receivable under transition services agreement	212	-
Patent assignment receivable	(1,000)	-
Inventories	681	344
Prepaid expenses and other current and non-current assets	225	(57)
Accounts payable	517	1,688
Payable under transition services agreement	3,126	-
Accrued compensation and employee benefits	84	736
Deferred income on shipments to distributors	(1,171)	(416)
Accrued and other current and non-current liabilities	(711)	1,230
Net cash provided by continuing operating activities	2,034	1,399
Net cash provided by (used in) discontinued operating activities	24	(972)

Cash Flows from Investing Activities:
Redemption of long term investments	200	425
Capital expenditures	(320)	(359)
Net cash provided by (used in) continuing investing activities	(120)	66

Cash Flows From Financing Activities:
Proceeds from short term debt	-	665
Payments on short term debt	(346)	-
Proceeds from issuance of common stock under employee stock purchase and
stock option plans	4	45
Net cash provided (used in) by continuing financing activities	(342)	710
Net cash provided by discontinued financing activities	-	1

Net increase in cash and cash equivalents	1,596	1,204
Cash and cash equivalents at beginning of period	32,230	16,625
Cash and cash equivalents at end of period	$33,826	$17,829

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of a development license through a long term
payment arrangement	$-	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2008	16,923.2	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	2.8	-	11	-	-	-	11
Issuance of common stock under employee stock							-
purchase plan	13.2	-	35	-	-	-	35
Stock-based compensation expense - directors shares	9.0	-	29	-	-	-	29
Stock-based compensation expense	-	-	168	-	-	-	168
Comprehensive loss:
Net loss						(1,741)	(1,741)
Total comprehensive loss	-	-	-	-			(1,741)
Balance at June 28, 2008	16,948.2	$185	$126,081	$(7,456)	$102	$(93,531)	$25,381

Balance at March 31, 2009	17,110.9	$186	$127,436	$(7,563)	$173	$(88,606)	$31,626
Issuance of common stock under employee stock							-
purchase plan	2.5	-	5	-	-	-	5
Restricted shares cancelled	(2.5)	-	-	-	-	-	-
Restricted shares granted	167.1	-	-	-	-	-	-
Stock-based compensation expense - directors shares	12.2	-	28	-	-	-	28
Stock-based compensation expense	-	-	197	-	-	-	197
Comprehensive income:
Other Comprehensive Income					22		22
Net income						352	352
Total comprehensive income	-	-	-	-			374
Balance at June 27, 2009	17,290.2	$186	$127,666	$(7,563)	$195	$(88,254)	$32,230

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2009 Annual Report filed on Form 10-K (File Number 001-13748) for the fiscal year ended March 31, 2009, filed on June 29, 2009, with the Securities and Exchange Commission.

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

The condensed consolidated balance sheet at March 31, 2009, was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in its Annual Report for the 2009 fiscal year ended March 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on June 29, 2009. The Company's significant accounting policies remain unchanged from those disclosed on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements:

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principle. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its condensed consolidated financial statements.

Subsequent Events

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company adopted this standard in the current period and this adoption had no significant effect on the Company's consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The estimated fair values of the Company's financial instruments are as follows (unaudited, in thousands):

	June 27, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$33,826	$33,826	$32,230	$32,230
Trade receivables, net	2,203	2,203	1,698	1,698
Receivables under transition services agreement	1,484	1,484	1,696	1,696
Escrow receivable, sale of businesses	3,100	3,100	3,100	3,100
Patent assignment receivable	1,000	1,000	-	-
Auction Rate Securities	900	900	1,100	1,100
Financial Liabilities
Short term debt	-	-	346	346
Accounts payable	2,456	2,456	1,939	1,939
Payables under transition services agreement	3,401	3,401	275	275

Cash and cash equivalents, trade receivables, receivables under transition agreement, patent assignment receivable, short term debt, accounts payable and payables under transition services agreement have carrying values that approximate fair values as all are short term maturing in 90 days or less.

Escrow receivables are time based contractual receivables, 50% due on August 18, 2009 and 50% due on January 18, 2010.

Auction rate securities are level 2 investments that are stated at par value based upon observable inputs as noted in the FAS157 analysis.

Adoption of Accounting Standards. Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non- financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 27, 2009 (in thousands, unaudited):

June 27, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$ 11,827	$ 11,827	$ -	$ -
Auction rate preferred securities	900	-	900	-
Total	$ 12,727	$ 11,827	$ 900	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $3.1 million from redemptions of its ARPS, $3.0 million since March 31, 2008, including $0.2 million during the three months ended June 27, 2009. The remaining ARPS balance of $0.9 million as of June 27, 2009, has been classified as long-term investments and accrues interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available- for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. All of the Company's ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the issuers reported collateralized asset value ranges which exceed the value of ARPS held by the Company by 200 to 300 percent. Accordingly, the remaining ARPS balance of $0.9 million is categorized as Level 2 for fair value measurement under FAS 157 and has been recorded at full par value on the unaudited condensed consolidated balance sheet as of June 27, 2009. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 4. DISCONTINUED OPERATIONS AND TRANSITION SERVICES

On February 18, 2009, the Company sold its universal remote control and secured transaction processor businesses to Maxim Integrated Products Inc (Maxim) and Universal Electronics Inc for a total sale price of $31 million of which $3.1 million is held in escrow. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sold businesses, have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sold businesses have been segregated in the consolidated statements of cash flows as separate line items within operating, investing and financing activities.

The net income from discontinued operations of $0.3 million recorded for the three months ended June 27, 2009, reflects the recognition of certain distribution revenue, and associated gross margin, that was deferred distribution inventory prior to the sale of the discontinued businesses that were not sold as part of the sale transaction. These deferred revenue items met the criteria for recognition and as such have been included in net income for the quarter ended June 27, 2009. Remaining deferred inventory related to the discontinued operations at June 27, 2009, is not material.

The following table summarizes results from discontinued operations (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Net sales from discontinued operations	$ 363	$ 8,551
Cost of sales	160	4,346
Gross margin	203	4,205
Other expenses and credits	(117)	2,331

Net income before provision for taxes on discontinued operations	320	1,874
Provision for income taxes	-	48
Net income from discontinued operations	$ 320	$ 1,826

In conjunction with the sale of the discontinued operations, the company entered into a Transition Services Agreement (TSA) with Maxim to provide certain discontinued operations business support for up to 12 months from the date of the sale. These support activities include manufacturing and shipment support, customer service and support, technical support, services including purchasing, invoicing, collections and information systems. At June 27, 2009 receivables outstanding from Maxim under the TSA were $1.5 million and primarily related to purchases of goods and services to manufacture and ship product to customers for Maxim. Additionally, at June 27, 2009 payables outstanding under the TSA were $3.4 million including $2.1 million payable to Maxim and $1.3 million payable to suppliers.

NOTE 5. INTELLECTUAL PROPERTY SALE

On May 27, 2009, the Company sold certain intellectual property rights associated with five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity ("NPE") for cash consideration of $1 million. The transaction was recorded as a credit to other income and as a patent assignment receivable at June 27, 2009. The cash was collected from the NPE on July 14, 2009. The terms and conditions of the agreement are confidential. The Company currently believes that the terms and conditions of the agreement are not material to its future financial results.

NOTE 6. DEFERRED INCOME

The Company ships products to distributors who have contractual rights of return and/or price protection on unsold merchandise held by them. As such, revenue and the associated product costs are deferred until products are resold by the distributors to end users (sell-through method). Although revenue is deferred until it is resold, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors that are unsold are reflected in the consolidated balance sheets on a net basis as "Deferred income".

On February 18, 2009, the Company sold its universal remote control and secured transactions processor businesses. Of the total consideration approximately $3.1 million remains in escrow at June 27, 2009, to account for any unexpected post-transaction discrepancies. The escrow is scheduled to be released 50% on August 18, 2009 and the remaining 50% on February 18, 2010. This escrow amount is included in current assets and deferred income on the consolidated balance sheet at June 27, 2009.

The following table represents the details of deferred income for the periods indicated (unaudited, in thousands):

	June 27,	March 31,
	2009	2009
Deferred gross income on shipments to distributors	$6,010	$7,899
Deferred cost associated with shipments to distributors	(2,257)	(2,975)
Deferred income on shipments to
distributors, net	3,753	4,924

Discontinued operations, deferred
income on escrow	3,100	3,100
Total deferred income	$6,853	$8,024

NOTE 7. INVENTORY

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

	June 27,	March 31,
	2009	2009
Raw materials	$238	$234
Work-in-progress	2,414	2,762
Finished goods	689	1,026
Inventory, net	$3,341	$4,022

NOTE 8. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the next three years and expire ten years from the grant-date. As of June 27, 2009, the Company had 2, 287,886 shares available for grant.

Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 924,483 shares of common stock reserved for future issuance under its ESPP plan as of June 27, 2009.

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Standard No.123(R), "Share-Based Payment" ("SFAS 123R"), which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

During the fiscal quarters ended June 27, 2009, and June 28, 2008, the Company recorded $0.2 million and $0.4 million in stock compensation expense, respectively. Included in the Company's stock compensation expense for the fiscal quarter ended June 28, 2008, is $0.2 million of accrued stock compensation expense associated with the Fiscal 2009 employee stock incentive plan.

The following table sets forth the total stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Cost of sales	$19	$42
Research and development	24	72
Selling, general and administrative	183	257
Total stock-based compensation expense	$226	$371

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended
	June 27,	June 28,
	2009	2008
Expected life (in years)	3.99	4.77
Interest rate	1.86%	3.29%
Volatility	53.11%	49.08%
Dividend yield	-	-
Weighted-average per share exercise price at grant date	$2.30	$3.43
Weighted-average per share fair value at grant date	$0.98	$1.56

Employee Stock Purchase Plan	Three Months Ended
	June 27,	June 28,
	2009	2008
Expected life (in years)	0.3	0.6
Interest rate	0.17%	1.40%
Volatility	63.07%	35.68%
Dividend yield	-	-
Weighted-average per share fair value at grant date	$0.53	$0.62

The computation of expected volatility for the fiscal quarter ended June 27, 2009, was based upon the calculation of historical volatility of the Company's common stock. For the fiscal quarter ended June 28, 2008, the calculation of volatility was based on a blended calculation of historical and market-based implied volatility as the Company historical information coverage was less than the expected term of 4.77 years. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the fiscal quarter ended June 27, 2009, is as follows (unaudited):
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
	Shares	per share	(in years)	($000)

Outstanding at March 31, 2009	1,814,646	$4.87
Grants	65,875	2.30
Forfeitures or expirations	(304,738)	5.92
Outstanding at June 27, 2009	1,575,783	$4.56	6.91	$2.0

Outstanding Vested and Expected to Vest
at June 27, 2009	1,479,864	$4.63	6.81	$1.8

Exercisable at June 27, 2009	1,016,816	$5.12	6.17	$1.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 27, 2009. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest at June 27, 2009, was not significant.

There were no stock option exercises during the fiscal quarter ended June 27, 2009. The weighted-average exercise price of options granted for the three months ended June 27, 2009, and June 28, 2008, was $2.30 and $3.43 per share, respectively.

No income tax benefit was realized from stock option exercises during the fiscal quarters ended June 27, 2009, and June 28, 2008. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of June 27, 2009, $0.9 million of total unrecognized compensation costs excluding the impact of implied forfeiture related to stock options is expected to be recognized over a weighted-average remaining period of 2.08 years. The total unrecognized compensation cost excluding the impact of implied forfeiture related to restricted shares granted as of June 27, 2009, is $0.4 million, which is expected to be recognized over a weighted-average remaining period of 1.65 years.

NOTE 9. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$135	$590
Total special charges and credits	$135	$590

During the fiscal quarters ended June 27, 2009, and June 28, 2008, the Company incurred $0.1 million and $0.6 million, respectively, in special charges. Special charges of $0.1 million for the three months ended June 27, 2009, include remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales effected by the global economic crisis. Additionally, the

Company incurred costs and expenses associated with its consolidation activities following the sale of the discontinued operations.

Special charges of $0.6 million for the three months ended June 28, 2008, primarily related to severance and other costs related to the Company's test outsourcing activities which were completed in October 2008.

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (unaudited, in thousands):

Accrued
Special
Charges
Balance at March 31, 2009	$638
Accruals	55
Cash payments	(259)
Balance at June 27, 2009	$434

NOTE 10. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and direct customer accounts including original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in a broad range of market segments. The Company's operations outside the United States consist of a test development and global support facility in the Philippines as well as sales and support centers in certain foreign countries. U.S. domestic operations are responsible for the design, development and marketing of the Company's products. The Philippine facility is reimbursed in relation to its value added with respect to test development and global support functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the global support and foreign sales office operations.

The following table summarizes the Company's net sales by region and by channel (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Net sales by region:
Americas	$2,865	$3,962
Asia (including Japan)	3,328	3,562
Europe	1,042	2,080
Total net sales	$7,235	$9,604

Net sales by channel:
Direct	$1,686	$1,629
Distribution	5,549	7,975
Total net sales	$7,235	$9,604

Major customers: During the fiscal quarter ended June 27, 2009, two distributors individually accounted for greater than 10% of the Company's total net sales. The two distributors accounted for approximately 39% and 17% of net sales, respectively.

During the fiscal quarter ended June 28, 2008, two distributors individually accounted for greater than 10% of the Company's total net sales. The two distributors accounted for approximately 44% and 12% of net sales, respectively.

NOTE 11. CONTINGENCIES

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at June 27, 2009. The Company discloses indemnification liabilities according to FASB Staff Position FIN 45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 27, 2009, no such amounts are accrued.

In connection with the lease in July 2007 of its facility in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with its bank.

NOTE 12. INCOME TAXES

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

As of June 27, 2009, the total amount of unrecognized tax benefits was approximately $5.5 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $0.9 million which if recognized, would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company recognizes interest in accordance with Paragraph 15 of FIN48 and recognizes penalties in accordance with Paragraph 16 of FIN48 which are classified as part of income taxes. As of June 27, 2009, accrued interest and penalties related to uncertain tax positions are not material.

The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations and as a result the proper amount of tax liability may be uncertain.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years beginning in fiscal year 2001 through Fiscal 2009 remain open in various taxing jurisdictions.

During the fiscal quarter ended June 27, 2009, the Company's income tax provision was $40,000 which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the fiscal quarter ended June 28, 2008, the Company's income tax provision was $0.1 million which primarily reflects provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 13. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were less than $0.1 million for the fiscal quarter ended June 27, 2009, and the fiscal quarter ended June 28, 2008, respectively. There were no discretionary contributions made in the fiscal quarters ended June 27, 2009, and June 28, 2008, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted SFAS 158, which supersedes the previous accounting under SFAS 87. As of June 27, 2009, based on the Plan's actuarial report, the pension plan was over funded by approximately $0.3 million which is classified as other assets on the consolidated balance sheet. During the fiscal quarter ended June 27, 2009, the net periodic benefit costs were not material.

NOTE 14. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share data):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Net income (loss)	$352	$(1,741)

Weighted-average shares outstanding - basic	17,230	16,948
Weighted-average shares outstanding - diluted	17,230	16,948
Basic and diluted net loss per share	$0.02	$(0.10)

At June 27, 2009, and June 28, 2008, options to purchase 1.6 million and 2.1 million shares of common stock, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 27, 2009 through the filing date of August 11, 2009 and did not have any material recognizable or unrecognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2009, and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the fiscal quarters ended June 27, 2009, and June 28, 2008. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2009 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of our strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that is held in escrow to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow is scheduled to be released 50% on August 16, 2009 and 100% on February 18, 2010. A gain on the sale of the businesses of $21.6 million was recorded in the twelve months ended March 31, 2009. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Cash flows associated with the discontinued operations have been segregated in the condensed consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

Critical Accounting Estimates

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and have not changed materially as of June 27, 2009.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments, stock-based compensation expense and deferred taxes. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Please refer to the critical accounting estimates described in our Form 10-K for the 2009 fiscal year ended March 31, 2009, filed on June 29, 2009.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region, by channel, and by product category are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Net sales by region:
Americas	$2,865	$3,962
Asia (including Japan)	3,328	3,562
Europe	1,042	2,080
Total net sales	$7,235	$9,604

Net sales by channel:
Direct	$1,686	$1,629
Distribution	5,549	7,975
Total net sales	$7,235	$9,604

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Days sales outstanding	27	17
Net sales to inventory ratio (annualized)	8.7	5.9
Weeks of inventory at distributors	12	12
Current ratio	2.5	1.5

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At June 27, 2009, our DSO was 27 days as compared to 17 days at June 28, 2008. This increase in DSO is largely due to the increased volume of shipments made toward the end of the fiscal quarter ended June 27, 2009, versus the comparable quarter a year ago. The relative increase in shipments for the fiscal quarter ended June 27, 2009 reflected the increase in business activity in May and June 2009 following relative demand slowdowns in the December 2008 as well as the March 2009 quarters. The increase in shipments and receivables reflects amounts uncollected from customers exiting the quarter.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to 8.7 from 5.9 in the fiscal quarter ended June 27, 2009, compared to the fiscal quarter ended June 28, 2008, reflecting impact of the Company's continued focus on the management of its working capital.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we maintain 10 to 13 weeks of inventories at our distributors. Both actual inventory levels and the weeks of inventory at distributors decreased in the quarter reflecting generally lower inventory levels held by our distributors. Weeks of inventory at the distributors was 12 weeks at June 27, 2009, and was comparable to 12 weeks for the same quarter a year ago. In the prior sequential quarter the distributor weeks of inventory was approximately 18 weeks as distributor resales quickly declined in the March quarter without as rapid of a decline in inventory by distributors. During the June 2009 quarter distributors lowered their inventories significantly and better aligned the inventory rates to resales.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of June 27, 2009, was 2.5, an increase from 1.5 as of June 28, 2008. This increase is primarily due to the increase in cash related to the sale of the discontinued operations on February 18, 2009, as well as the management of working capital needs.

Quarter Ended June 27, 2009 Compared to Quarter Ended June 28, 2008

Net Sales. Net sales from continuing operations were $7.2 million for the fiscal quarter ended June 27, 2009, as compared to net sales from continuing operations of $9.6 million for the fiscal quarter ended June 28, 2008.

Our net sales declined 25% for the fiscal quarter ended June 27, 2009, as compared to the fiscal quarter ended June 28, 2008, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products. The decline primarily reflects a reduction in sales of our classic microcontroller products where markets and applications are broad based and significantly impacted by the global reduction in demand. Embedded flash microcontroller product sales were relatively consistent with sales levels for the first quarter a year ago. Embedded flash products include power management solutions for consumer market applications such as digital voice communication and portable consumer products.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 38% for the fiscal quarter ended June 27, 2009, as compared to 45% for the fiscal quarter ended June 28, 2008. The gross margin decrease was primarily due to lower volumes which negatively impacted sales of our higher margin classic products as well as negatively impacting the overall absorption of manufacturing costs and variances.

Research and Development Expenses. Research and development expenses related to continuing operations decreased by 41% to $1.0 million for the fiscal quarter ended June 27, 2009, from $1.7 million for the fiscal quarter ended June 28, 2008. Research and development spending for the quarter ended June 27, 2009, reflects lower overall payroll spending as a result of our headcount reductions in line with the global economic crisis and the resulting overall reduction in demand. It additionally reflects the benefit of lower overall spending as a result of the streamlining of activities following the sale of the discontinued operations in February 2009. In the fiscal quarter ended June 27, 2009, our research and development activities focused on the development of energy management solutions. These solutions include capabilities in sensing and detecting coupled with wireless functionality where required and are focused on consumer and industrial applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations decreased to $2.5 million for the fiscal quarter ended June 27, 2009, from $5.5 million for the fiscal quarter ended June 28, 2008. Spending on sales and marketing as well as general and administrative costs decreased reflecting savings from the significant workforce reduction and consolidation implemented in December 2008 and January 2009. We have also streamlined our global distribution and sales representation support activities, reduced marketing activities including trade shows and advertising, and streamlined third party consulting activities in line with global demand needs and cash management goals.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$135	$590
Total special charges and credits	$135	$590

During the fiscal quarters ended June 27, 2009, and June 28, 2008, the Company incurred $0.1 million and $0.6 million, respectively, in special charges. Special charges of $0.1 million for the fiscal quarter ended June 27, 2009, include remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales affected by the global economic crisis. Additionally, the Company incurred costs and expenses associated with its consolidation activities following the sale of the discontinued operations.

Special charges of $0.6 million for the fiscal quarter ended June 28, 2008, primarily related to severance and other costs related to the Company's test outsourcing activities which were completed in October 2008.

Amortization of Intangible Assets. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. As of June 27, 2009, there was no indication of impairment of our goodwill carrying value of $2.2 million.

Separable intangible assets that are deemed to have defined lives have been amortized over their useful lives. These intangible assets have been amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. During our annual impairment test made during the March 31, 2009 quarter, our intangible assets were deemed to be impaired resulting in the write-off of the remaining balance of $1.7 million.

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. The cash equivalents are primarily invested in U.S. treasury bills with maturities of 90 days or less. Interest income for the fiscal quarter ended June 27, 2009, was $3,000 as compared to $70,000 for the fiscal quarter ended June 28, 2008. The lower interest income in the fiscal quarter ended June 27, 2009, is due to significantly lower short term interest rates on our U.S treasury bills, which average 0.1 percent.

Other income (expense) primarily includes income recorded as a result of the sale and assignment of certain intellectual property. On May 27, 2009 the Company entered into an agreement for the sale and assignment of intellectual property rights to five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity (NPE) for a cash consideration of $1 million. The transaction was recorded as a credit to other income and as a patent assignment receivable at June 27, 2009. The cash was collected from the NPE on July 14, 2009. During the fiscal quarter ended June 28, 2008, other income primarily reflects foreign exchange gains.

Income Taxes. For the fiscal quarter ended June 27, 2009, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. For the fiscal quarter ended June 28, 2008, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. We presently estimate and anticipate no significant taxable income for U.S. tax purposes for the fiscal year ending March 31, 2010. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are expected to be taxable.

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

Liquidity and Capital Resources

As of June 27, 2009, we had no remaining bank borrowings outstanding. We had $0.3 million in standby letters of credit as of June 27, 2009, related to the lease for our facility in San Jose, California.

At June 27, 2009, we had cash and cash equivalents and long term investments of $34.7 million as compared to $33.3 million as of March 31, 2009. We continue to classify $0.9 million of our Auction Rate Preferred Shares (ARPS), as long-term investments as of June 27, 2009, due to the continued disruption in the credit markets that resulted in widespread fail of these auctions in February, 2008.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  As of March 31, 2009, we held $1.1 million in ARPS. We received $0.2 million from redemptions of our ARPS during the fiscal quarter ended June 27, 2009, with the result of inclusion of these redemptions in cash and cash equivalents at June 27, 2009.

We adopted SFAS No. 157 (SFAS 157), "Fair Value Measurements," on April 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into a three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $0.9 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our unaudited condensed consolidated balance sheet as of June 27, 2009. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS holdings.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures, which are expected to be minimal, for the next twelve months.

Cash Flows From Operating Activities. During the fiscal quarter ended June 27, 2009, net cash provided by continuing operating activities was $2.0 million compared to $1.4 million net cash provided by continuing operating activities during the fiscal quarter ended June 28, 2008. The $0.6 million increase in net cash provided by continuing operating activities as compared to the fiscal quarter ended June 28, 2008, primarily reflects the improvement in net income (loss) of $3.6 million offset by reductions in non-cash items of $0.5 million and changes in operating assets and liabilities of $2.5 million.

Lower non-cash charges of $0.5 million as compared to the fiscal quarter ended June 28, 2008, include decreases in stock based compensation expense of $0.2 million as a result of lower headcount and related cancelled stock options, lower amortization of intangible assets of $0.2 million as a result of the write off of intangible assets in March, 2009 and lower depreciation of $0.1 million.

Increases in cash provided by continuing operating activities include higher accounts payable items of $2.0 million including the transition services payables, the benefit of lower inventory of $0.3 million and higher prepaid expenses and other current and non-current assets of $0.3 million. This is offset by increases in cash used reflecting increases in receivable accounts of $1.9 million including the patent assignment receivable, decreases in accrued and other current liabilities of $1.9 million including payments associated with software development licenses. Finally, cash from continuing operating activities was negatively impacted by a decrease in deferred income from distributors of $0.8 million as distributors lowered inventory level to reflect overall resale levels, and decreases in accrued compensation and employee benefits of $0.7 million reflecting payouts to terminated employees as a result of the worldwide headcount reductions.

Cash Flows From Investing Activities. During the fiscal quarter ended June 27, 2009, net cash used by continuing investing activities was $0.1 million as compared to net cash provided by continuing investing activities of $0.1 million in the fiscal quarter ended June 28, 2008, a decrease of $0.2 million. The decrease primarily relates to lower ARPS redemptions of $0.2 million. Capital expenditures of $0.3 million during the fiscal quarter ended June 27, 2009, were consistent with the fiscal quarter ended June 28, 2008, and were primarily related to consolidation expenditures associated with the streamlining of activities.

Cash Flows From Financing Activities. During the fiscal quarters ended June 27, 2009, cash used by continuing financing activities was $0.3 million, primarily consisting of payments made against short term debt as compared to cash provided by continuing investing activities of $0.7 million, primarily consisting of proceeds from short term debt, in the fiscal quarter ended June 28, 2008.

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

Our EBITDA, reconciled to cash provided by (used in) operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (unaudited, in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Reconciliation of net loss to EBITDA:
Net income (loss) from continuing operations	$32	$(3,567)
Depreciation and amortization	318	436
Interest income	(3)	(70)
Provision for income taxes	40	54
EBITDA from continuing operations	$387	$(3,147)

Reconciliation of EBITDA to net cash provided by
(used in) operating activities:
EBITDA	$387	$(3,147)
Provision for income taxes	(40)	(54)
Interest income	3	70
Stock-based compensation	226	371
Loss (gain) on disposition of operating assets	-	34
Changes in operating assets and liabilities	1,458	4,125
Net cash provided by (used in) continuing operating activities	$2,034	$1,399

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non- current assets and liability amounts. For the fiscal quarter ended June 27, 2009, the changes in operating assets and liabilities primarily reflect the increase in cash and cash equivalents and accounts receivable, the changes in our overall inventory position and the increase in our short term debt, accounts payable for inventory, other accrued liabilities for restructuring and accrued compensation and employee benefits.

Contractual Obligations. We lease certain of our facilities and equipment under non-cancelable operating leases, which expire in Fiscal 2010 through fiscal 2013. These facility lease agreements generally provide for base rental rates, which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, the amounts of which are not included in the table below. These charges are generally less than 10% of the respective base rents.

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operation lease obligations	$3,758	$1,214	$2,359	$185	$-

Purchase obligations	3,956	3,898	54	4	-

Total	$7,714	$5,112	$2,413	$189	$-

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at June 27, 2009. The Company discloses indemnification liabilities according to FASB Staff Position FIN 45-1, "Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45." Under FAS No. 5, "Loss Contingencies," a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 27, 2009, no such amounts are accrued.

Off-Balance Sheet Arrangements

As of June 27, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

Seasonality

Sales typically increase in the June fiscal quarter and peak in the September fiscal quarter driven by increased holiday demand from our customers in the home entertainment and consumer products markets. Our sales are generally lower in the March and December fiscal quarters as compared to the June and September fiscal quarters, although our trends have fluctuated considerably in the most recent periods. Our sales have been impacted by non-seasonal trends including sales reductions by certain direct customers and declines in our classic business. Additionally, general world-wide economic, political and regional instabilities may impact our results of operations in any given period.

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

As of June 27, 2009, our cash and cash equivalents of $33.9 million were invested in bank time deposits, United States Treasury bills and US treasury money market funds. Cash and cash equivalents were $32.2 million at March 31, 2009. Cash and cash equivalents consist primarily of cash in bank accounts, United States Treasury bills and US treasury money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $4.0 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $3.1 million of our ARPS, $3.0 million since March 31, 2008, including $0.2 million during the fiscal quarter ended June 27, 2009. As of June 27, 2009, our remaining investment in ARPS of $0.9 million has been classified as long-term investments at full par value on our consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 27, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2009, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors.

In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (c)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2009. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2009. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2009.      PDF

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

Date: August 11, 2009