Form 10-Q
period 2009-09-26
ZILOG INC
filed 2009-11-10
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	17,310,123 shares

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

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry, assembly and test services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in the remaining manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products and the costs associated with the Microchip lawsuit. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 26, 2009
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Net sales from continuing operations	$8,070	$10,474	$15,305	$20,078
Cost of sales from continuing operations	4,386	6,086	8,906	11,345
Gross margin from continuing operations	3,684	4,388	6,399	8,733

Operating expenses:
Research and development	1,179	1,757	2,210	3,490
Selling, general and administrative	2,370	5,723	4,851	11,215
Special charges and credits	77	554	212	1,144
Amortization of intangible assets	-	209	-	418
Total operating expenses	3,626	8,243	7,273	16,267

Operating income (loss) from continuing operations	58	(3,855)	(874)	(7,534)

Other income:
Other income (expense)	8	253	1,011	349
Interest income	6	49	9	119
Income (loss) from continuing operations before provision for income taxes	72	(3,553)	146	(7,066)
Provision for income taxes	22	62	62	116
Net income (loss) from continuing operations	50	(3,615)	84	(7,182)
Net income from discontinued operations	36	2,058	356	3,884

Gain from sale of discontinued operations, net of tax	1,547	-	1,547	-
Net income (loss)	$1,633	($1,557)	$1,987	($3,298)

Basic and diluted net income (loss) from continuing operations per share	$ -	($0.21)	$ -	($0.42)
Basic and diluted net income from discontinued operations per share	-	0.12	0.02	0.23
Basic and diluted net income from gain on sale of discontinued operations, net of tax per share	0.09	-	0.09	-
Basic and diluted net income (loss) per share	$0.09	($0.09)	$0.12	($0.19)

Weighted-average shares used in computing basic net income (loss) per share	17,291	16,949	17,262	16,937
Weighted-average shares used in computing diluted net income (loss) per share	17,297	16,949	17,268	16,937

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Sep. 26,	Mar. 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$35,998	$32,230
Accounts receivable, less allowance for doubtful accounts of $131
at September 26, 2009 and $129 at March 31, 2009	3,446	1,698
Receivables under transition services agreement	845	1,696
Escrow receivable related to sold business	1,550	3,100
Inventories	3,747	4,022
Deferred tax assets	10	10
Prepaid expenses and other current assets	685	1,199
Current assets associated with discontinued operations	-	960
Total current assets	46,281	44,915

Long term investments	375	1,100
Property, plant and equipment, net	2,152	2,347
Goodwill	2,211	2,211
Other assets	1,173	1,079
Total assets	$52,192	$51,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$ -	$ 346
Accounts payable	2,722	1,939
Payables under transition services agreement	3,496	275
Income taxes payable	170	195
Accrued compensation and employee benefits	1,373	1,349
Other accrued liabilities	3,478	3,828
Deferred income including remaining escrow	5,022	8,024
Current liabilities associated with discontinued business	-	1,256
Total current liabilities	16,261	17,212

Deferred tax liability	10	10
Other non-current liabilities	1,857	2,804
Total liabilities	18,128	20,026

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
17.3 million and 17.1 million shares issued and outstanding at
September 26, 2009 and March 31, 2009, respectively	186	186
Additional paid-in capital	127,876	127,436
Treasury stock	(7,563)	(7,563)
Other comprehensive income	185	173
Accumulated deficit	(86,620)	(88,606)
Total stockholders' equity	34,064	31,626
Total liabilities and stockholders' equity	$52,192	$51,652

See accompanying notes to unaudited condensed consolidated financial statements.

5

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	Sep. 26,	Sep. 27,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$ 84	($7,182)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and other amortization	656	914
Disposition of operating assets	-	35
Stock-based compensation	431	659
Amortization of fresh-start intangible assets	-	418
Changes in operating assets and liabilities:
Accounts receivable, net	(1,748)	(373)
Receivable under transition services agreement	851	-
Escrow receivable related to sold business	1,550	-
Inventories	275	1,307
Prepaid expenses and other current and non-current assets	432	(194)
Accounts payable	783	1,712
Payables under transition services agreement	3,221	-
Accrued compensation and employee benefits	24	678
Deferred income from distributors and escrow	(3,002)	(902)
Accrued and other current and non-current liabilities	(1,323)	902
Net cash provided by (used in) continuing operating activities	2,234	(2,026)
Net cash provided by discontinued operating activities	60	1,870

Cash Flows from Investing Activities:
Redemption of long term investments	725	475
Capital expenditures	(461)	(437)
Net cash provided by continuing investing activities	264	38
Net cash provided by sale of discontinued operations	1,547	-

Cash Flows From Financing Activities:
Proceeds from short term debt	-	660
Payments on short term debt	(346)	(346)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	9	76
Net cash provided by (used in) continuing financing activities	(337)	390
Net cash provided by discontinued financing activities	-	2

Net increase in cash and cash equivalents	3,768	274
Cash and cash equivalents at beginning of period	32,230	16,625
Cash and cash equivalents at end of period	$35,998	$16,899

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of development licenses through long term
payment arrangement	-	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2008	16,923	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	5	-	18	-	-	-	18
Cancellation of restricted shares	(13)	-	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	28	-	75	-	-	-	75
Stock-based compensation expense - directors shares	18	-	56	-	-	-	56
Stock-based compensation expense	-	-	359	-	-	-	359
Comprehensive loss:
Net loss	-	-	-	-	-	(3,298)	(3,298)
Total comprehensive loss	-	-	-	-	-	-	(3,298)
Balance at September 27, 2008	16,961	$185	$126,346	$(7,456)	$102	$(95,088)	$24,089

Balance at March 31, 2009	17,111	$186	$127,436	$(7,563)	$173	$(88,606)	$31,626
Issuance of common stock under employee stock purchase plan	4	-	9	-	-	-	9
Restricted shares cancelled	(7)	-	-	-	-	-	-
Restricted shares granted	167
Stock-based compensation expense - directors shares	24	-	28	-	-	-	28
Stock-based compensation expense	-	-	403	-	-	-	403
Comprehensive income:
Other comprehensive income	-	-	-	-	12		12
Net income	-	-	-	-	-	1,987	1,987
Total comprehensive income	-	-	-	-	-	-	1,999
Balance at September 26, 2009	17,298	$186	$127,876	$(7,563)	$185	$(86,620)	$34,064

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2009 Annual Report filed on Form 10-K (File Number 001-13748) for the fiscal year ended March 31, 2009, filed on June 29, 2009 with the Securities and Exchange Commission.

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

The condensed consolidated balance sheet at March 31, 2009 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in Note 1 of "Notes to Consolidated Statements" in its Annual Report for the 2009 fiscal year ended March 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on June 29, 2009. The Company's significant accounting policies remain unchanged from those disclosed on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements:

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board "FASB" issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and non-authoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the second quarter of fiscal 2010 and it did not have any impact on the Company's condensed consolidated financial statements.

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) in FASB ASC 2009-05 "Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value" that clarifies the measurement of liabilities at fair value. This authoritative guidance is effective for the first reporting period (including interim periods) beginning after its issuance. The guidance is effective beginning in the third quarter of fiscal 2010. The Company is currently evaluating the authoritative guidance but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

NOTE 3. FAIR VALUE MEASUREMENTS

In accordance with FASB ASC 825-10, "Financial Instruments Disclosure" the Company is required to disclose the fair value of financial instruments for which it is practical to estimate fair value. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

The estimated fair values of the Company's financial instruments are as follows (unaudited, in thousands):

	Sep. 26, 2009		Mar. 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$35,998	$35,998	$32,230	$32,230
Trade receivables, net	3,446	3,446	1,698	1,698
Receivables under transition services agreement	845	845	1,696	1,696
Escrow receivable, sale of businesses	1,550	1,550	3,100	3,100
Auction Rate Securities	375	375	1,100	1,100
Financial Liabilities
Short term debt	-	-	346	346
Accounts payable	2,722	2,722	1,939	1,939
Payables under transition services agreement	3,496	3,496	275	275
Liabilities associated with disposal activities	1,285	1,285	1,460	1,460

Cash and cash equivalents, trade receivables, receivables under transition services agreement, short term debt, accounts payable and payables under transition services agreement have carrying values that approximate fair values as all are short term maturing in 90 days or less.

Escrow receivables are time based contractual receivables, 50% was received in the quarter ended September 26, 2009 and the remaining 50% is due in February, 2010.

Auction rate securities are stated at par value based upon observable inputs.

Liabilities associated with disposal activities include accrued costs related to non-cancellable minimum payments for test commitments associated with discontinued operations as well as accrued lease costs related to a portion of the Company's headquarters vacated at the time the discontinued operations were sold.

In accordance with FASB ASC 820, "Fair Value Measurement and Disclosure" the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) measured at fair value on a recurring basis as of September 26, 2009 (in thousands, unaudited):

	Sep. 26, 2009
	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury Bills, Treasury MMF	$30,354	$30,354	$ -	$ -
Auction rate preferred securities	375	-	375	-
Total	$30,729	$30,354	$375	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for Auction Rate Preferred Securities ("ARPS"), have been unsuccessful. Following the failure of these auctions, the Company has received $3.625 million from redemptions of its ARPS. The remaining ARPS balance of $0.375 million as of September 26, 2009, has been classified as long-term investments and accrues interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. The Company has maximized its use of observable inputs in determining the fair value of its ARPS holdings. The Company notes observable inputs that its ARPS:

  have maintained AAA credit ratings
  are collateralized at greater than 100% of par value
  continue to pay interest in accordance with their contractual terms which are greater than applicable Libor or US treasury yields are stated at par value by the investment broker, and
  have a history of redemptions at par value. Over 90% of the Company's original ARPS have been redeemed at par

Accordingly, the remaining ARPS balance of $0.375 million is categorized as Level 2 for fair value measurement under FASB ASC 820 and has been recorded at full par value on the unaudited condensed consolidated balance sheet as of September 26, 2009. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 4. DISCONTINUED OPERATIONS AND TRANSITION SERVICES

On February 18, 2009, the Company sold its universal remote control and secured transaction processor businesses to Maxim Integrated Products Inc (Maxim) and Universal Electronics Inc for a total sale price of $31 million of which $3.1 million was placed in escrow. In September 2009, $1.55 million of this escrow amount was received by the Company. The remaining balance is scheduled to be received in February 2010.

In accordance with FASB ASC 205 "Financial Statement Presentation" and FASB ASC 360-10-05 "Impairment or Disposal of of Long-Lived Assets", the assets and liabilities, results of operations and cash flows related to the sold businesses, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sold businesses have been segregated in the condensed consolidated statements of cash flows as separate line items within operating, investing and financing activities.

The net income from discontinued operations of $36,000 and $0.356 million recorded for the three and six months ended September 26, 2009, respectively, reflects the recognition of certain distribution revenue, and associated gross margin, that was deferred income related to distribution inventory prior to the sale of the discontinued businesses that were not sold as part of the sale transaction. Remaining deferred income for distribution inventory related to the discontinued operations at September 26, 2009, is not material.

The following table summarizes results from discontinued operations (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Net sales from discontinued operations	$47	$8,552	$410	$17,103
Cost of sales	11	4,130	171	8,476
Gross margin	36	4,422	239	8,627
Other expenses and credits	-	2,314	(117)	4,645

Net income before provision for taxes on discontinued operations	36	2,108	356	3,982
Provision for income taxes	-	50	-	98
Net income from discontinued operations	$36	$2,058	$356	$3,884

In conjunction with the sale of the discontinued operations, the company entered into a Transition Services Agreement (TSA) with Maxim to provide certain discontinued operations business support for up to 12 months from the date of the sale. These support activities include manufacturing and shipment support, customer service and support, technical support, services including purchasing, invoicing, collections and information systems. At September 26, 2009 receivables outstanding from Maxim under the TSA were $0.8 million and primarily related to purchases of goods and services to manufacture and ship product to Maxim customers. Additionally, at September 26, 2009 payables outstanding under the TSA were $3.5 million including $2.7 million payable to Maxim and $0.8 million payable to suppliers.

NOTE 5. INTELLECTUAL PROPERTY SALE

On May 27, 2009, the Company sold certain intellectual property rights associated with five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity ("NPE") for a cash payment of $1 million. The Company may share in future revenue on these patents. The transaction was recorded as a credit to other income. The terms and conditions of the agreement are confidential. The Company currently believes that the terms and conditions of the agreement are not material to its future financial performance.

NOTE 6. DEFERRED INCOME

The Company ships products to distributors who generally have contractual terms and conditions including rights of return and/or price protection on unsold merchandise held by them. As such, revenue and the associated product costs are deferred until products are resold by the distributors to end users (sell-through method). Although revenue is deferred until it is resold, title of products sold to distributors transfers upon shipment. Accordingly, shipments to distributors are reflected in the condensed consolidated balance sheets as accounts receivable and a reduction of inventories at the time of shipment. Deferred revenue and the corresponding cost of sales on shipments to distributors that may be unsold are reflected in the condensed consolidated balance sheets on a net basis as "Deferred income".

On February 18, 2009, the Company sold its universal remote control and secured transactions processor businesses. Of the total consideration $3.1 million was placed in escrow and recognized as deferred revenue pending resolution of post - transaction requirements. As of September 26, 2009, $1.55 million remains in escrow to account and is due in February, 2010. This remaining escrow amount is included in current assets and deferred income on the condensed consolidated balance sheet at September 26, 2009.

The following table represents the details of deferred income for the periods indicated (unaudited, in thousands):

	Sep. 26,	Mar. 31,
	2009	2009
Deferred gross income on shipments to distributors	$5,711	$7,899
Deferred cost associated with shipments to distributors	(2,239)	(2,975)
Deferred income on shipments to
distributors, net	3,472	4,924

Discontinued operations, deferred
income on escrow	1,550	3,100
Total deferred income	$5,022	$8,024

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reductions for excess or obsolete inventory are released only upon sale, scrap or other disposition of the reduced inventory. Inventories, net of provisions, consist of the following (unaudited, in thousands):

	Sep. 26,	Mar. 31,
	2009	2009
Raw materials	$188	$234
Work-in-progress	2,456	2,762
Finished goods	1,103	1,026
Inventory, net	$3,747	$4,022

NOTE 8. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the next three years and expire ten years from the grant-date. As of September 26, 2009, the Company had 2,364,425 shares available for grant under all plans.

Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 923,228 shares of common stock reserved for future issuance under its ESPP plan as of September 26, 2009.

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718 "Compensation - Stock Compensation" which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

During the three and six month periods ended September 26, 2009, the Company recorded $0.2 million and $0.4 million in stock compensation expense for continuing operations which includes the applicable compensation expenses for the Company's Fiscal 2009 employee stock incentive plan, respectively. In comparison, during the three and six month periods ended September 27, 2008, the Company recorded $0.3 million and $0.7 million in stock compensation expense for continuing operations, which included the applicable compensation expenses for the Company's fiscal 2009 stock incentive plan, respectively.

The following table sets forth the total non-cash stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (unaudited, in thousands)

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Cost of sales	$19	$30	$38	$73
Research and development	20	47	44	119
Selling, general and administrative	167	211	349	467
Total stock-based compensation expense	$206	$288	$431	$659

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Expected life (in years)	4.1	4.8	4.0	4.8
Interest rate	2.1%	3.3%	1.9%	3.3%
Volatility	53.1%	49.1%	53.1%	49.1%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$1.01	$1.53	$0.98	$1.54

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Expected life (in years)	0.6	0.7	0.4	0.7
Interest rate	0.25%	1.9%	0.20%	2.2%
Volatility	61.8%	64.7%	62.6%	59.9%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$0.63	$0.91	$0.57	$0.87

The computation of expected volatility for the three and six months ended September 26, 2009 and September 27, 2008 is based on historical implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

 Stock option activity for the six months ended September 26, 2009, is as follows (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
	Shares	(per share)	(years)	(000's)
Outstanding at March 31, 2009	1,814,646	$ 4.87
Grants	79,625	$ 2.33
Forfeitures or expirations	(355,372)	$ 5.73
Outstanding at September 26, 2009	1,538,899	$ 4.54	6.9	$ 15

Outstanding Vested and Expected to Vest
at September 26, 2009	1,458,483	$ 4.60

Exercisable at September 26, 2009	1,049,948	$ 5.02

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, that is, the difference between the Company's closing stock price on the last trading day of the period and the exercise price times the number of shares that would have been received by the option holders had all option holders exercised their options on September 26, 2009. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest is approximately $12,700 at September 26, 2009.

There were no stock option exercises during the six months ended September 26, 2009. The weighted-average exercise price of options granted for the six months ended September 26, 2009 and September 27, 2008 was $2.33 and $3.41 per share, respectively.

No income tax benefit was realized from stock option exercises during the three and six months ended September 26, 2009 and September 27, 2008. In accordance with FASB ASC 718 "Compensation - Stock Compensation", the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of September 26, 2009, $0.74 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 1.89 years. The total unrecognized compensation cost related to restricted shares granted as of September 26, 2009 is $0.31 million, which is expected to be recognized over a weighted-average remaining period of 1.4 years.

NOTE 9. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$ 77	$ 554	$ 212	$ 1,144
Total special charges and credits	$77	$554	$212	$1,144

During the three and six months ended September 26, 2009 the Company incurred special charges of $0.1 million and $0.2 million, respectively. These charges include remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales affected by the global economic crisis. Additionally, the Company incurred additional costs and expenses associated with its consolidation activities following the sale of the discontinued operations including facility lease costs and supplier commitment expenses.

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

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (unaudited, in thousands):

Accrued
Special
Charges
Balance at March 31, 2009	$638
Accruals	229
Cash payments	(362)
Balance at Sep. 26, 2009	$505

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

The following table summarizes the Company's net sales by region and by channel (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Net sales by region:
Americas	$3,629	$3,783	$6,494	$7,744
Asia, including Japan	3,471	4,900	6,799	8,462
Europe	970	1,791	2,012	3,872
Total net sales	$8,070	$10,474	$15,305	$20,078

Net sales by channel:
Direct	$2,310	$2,404	$3,996	$4,034
Distribution	5,760	8,070	11,309	16,044
Total net sales	$8,070	$10,474	$15,305	$20,078

Major customers: For the three months ended September 26, 2009, one distributor and one customer each individually accounted for greater than 10% of the Company's total net sales from continuing operations. The distributor and customer accounted for approximately 40% and 11%, respectively, of total net sales from continuing operations during the three months ended September 26, 2009.

For the six months ended September 26, 2009, two distributors and one customer each individually accounted for greater than 10% of the Company's total net sales from continuing operations. The two distributors and one customer accounted for approximately 40%, 13% and 10%, respectively, of total net sales from continuing operations.

For the three months ended September 27, 2008, three distributors each individually accounted for greater than 10% of the Company's total net sales from continuing operations. The distributors accounted for approximately 43%, 10% and 10% of total net sales from continuing operations, respectively.

For the six months ended September 27, 2008, two distributors each individually accounted for greater than 10% of the Company's total net sales from continuing operations. The distributors accounted for approximately 43% and 10% of total net sales from continuing operations, respectively.

NOTE 11. CONTINGENCIES

On August 11, 2005, Microchip Technology, Inc. ("Microchip") filed a patent infringement claim against the Company in the U.S. District Court of Arizona (case number CV05-2406-PHX-MHM). Microchip alleges that the Company has infringed, and currently infringes, its patents numbered 5,847,450, 6,696,316 and 6,483,183. Microchip claims that unspecified products of the company, including the Z8 Encore! XP 4K Series of products, infringe these patents and is seeking preliminary and permanent injunctive relief, unspecified damages and costs, including attorneys' fees. The Company filed a response to the claims on September 15, 2005 generally denying the claims and challenging the validity of the patents. On January 10, 2006, the Company filed a request for patent re- examination with the U.S. PTO, which was granted in February and March 2006 for all 3 patents. On April 11, 2008, the Company received a notice that all of Microchip's claims under these three patents have been rejected by the U.S. PTO. After this favorable ruling, Microchip filed appeal notices in the U.S. PTO in May 2008. The Company does not believe it is feasible to predict or determine the outcome or resolution of this litigation at this time. The Company believes it has meritorious defenses and will defend itself against these claims vigorously. The Company may incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liabilities and be required to change its business practices. Either of these could have a material adverse effect on its financial position, results of operations and/or cash flows.

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has indemnification arrangements that limit its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at September 26, 2009. The Company discloses indemnification liabilities according to FASB ASC 460 "Guarantees". Under FASB ASC 450 " Contingencies" , a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 26, 2009, no such amounts are accrued.

In connection with the lease in July 2007 for its corporate headquarters located in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with its bank.

NOTE 12. INCOME TAXES

The Company adopted the provisions of FASB ASC 740 "Income Taxes" as they relate to the accounting for the uncertainty in income taxes effective April 1, 2007. In connection with the adoption, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

As of September 26, 2009, the total amount of unrecognized tax benefits was approximately $5.6 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $1.0 million which if recognized would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company recognizes interest in accordance with FASB ASC 740 and recognizes penalties in accordance with FASB ASC 740 which are classified as part of income taxes. For the six months ended September 26, 2009, accrued interest and penalties related to uncertain tax positions was not material.

The Company's operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining its worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations and as a result the proper amount of tax liability may be uncertain.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years beginning in fiscal 2001 through fiscal 2010 remain open in various taxing jurisdictions.

During the three and six months ended September 26, 2009, the Company's income tax provision was $0.02 million and $0.06 million, respectively, which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the three and six months ended September 27, 2008, the Company's income tax provision was $0.1 million and $0.2 million, respectively, which primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 13. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were less than $0.1 million for the six months ended September 26, 2009 and the six months ended September 27, 2008, respectively. There were no discretionary contributions made in the six months ended September 26, 2009 and the six months ended September 27, 2008, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted the provisions of FASB ASC 715 "Compensation - Retirement Benefits". As of September 26, 2009 based on the Plan's actuarial report, the pension plan was over-funded by approximately $0.3 million which is classified as other assets on the consolidated balance sheet. During the six months ended September 26, 2009, the net periodic benefit costs were not material.

NOTE 14. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share data):.

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Net income (loss)	$1,633	($1,557)	$1,987	($3,298)

Weighted-average shares outstanding - basic	17,291	16,949	17,262	16,937
Weighted-average shares outstanding - diluted	17,297	16,949	17,268	16,937
Basic and diluted net loss per share	$0.09	($0.09)	$0.12	($0.19)

At September 26, 2009, and September 27, 2008, options to purchase 1.5 million and 2.1 million shares of common stock, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 26, 2009 through the filing date of this document and did not have any material recognizable and unrecognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2009 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the fiscal three-month and six-month periods ended September 26, 2009 and September 27, 2008. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our 2009 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Following a review of our strategy in light of an anticipated continuation of contraction in the market place, on February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI for approximately $31 million in cash including $3.1 million that was held in escrow and classified as deferred revenue to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow was scheduled to be released 50% on August 16, 2009 or $1.55 million, which has been received and recorded as gain on sale of discontinued operations for the three and six months ended September 26, 2009 and the remaining 50% on February 18, 2010. A gain on the sale of the businesses of $21.6 million was recorded in the twelve months ended March 31, 2009. In accordance with FASB ASC 205 "Presentation of Financial Statements" and FASB ASC 360-10-05 "Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Cash flows associated with the discontinued operations have been segregated in the condensed consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the sale business which are reflected as discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

Critical Accounting Estimates

Our critical accounting policies are disclosed on pages 32-34 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and have not changed materially as of September 26, 2009.

On an on-going basis, we evaluate our estimates and assumptions, including those related to sales returns, allowance for doubtful accounts, inventory write-downs, asset impairments, stock-based compensation expense and deferred taxes. We base our estimates on historical trends and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. The Company's critical accounting estimates are described in detail in our Form 10-K for the 2009 fiscal year ended March 31, 2009, filed on June 29, 2009.

Reporting Segments

We conduct our business in one reportable segment to reflect the manner in which our chief operating decision-maker allocates resources and assesses the performance of our business.

Results of Operations

Our net sales by region and by channel are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Net sales by region:
Americas	$3,629	$3,783	$6,494	$7,744
Asia, including Japan	3,471	4,900	6,799	8,462
Europe	970	1,791	2,012	3,872
Total net sales	$8,070	$10,474	$15,305	$20,078

Net sales by channel:
Direct	$2,310	$2,404	$3,996	$4,034
Distribution	5,760	8,070	11,309	16,044
Total net sales	$8,070	$10,474	$15,305	$20,078

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Sep. 26,	Sep. 27,
	2009	2008
Days sales outstanding	38	22
Net sales to inventory ratio (annualized)	8.6	7.5
Weeks of inventory at distributors	12	12
Current ratio	2.8	1.6

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At September 26, 2009, our DSO was 38 days as compared to 22 days at September 27, 2008. The increase in DSO is largely due to the non linearity of our shipments in September 2009 as a result of higher new order levels from higher demand resulting in higher receivables on a percentage basis versus the comparable quarter a year ago.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to 8.6 from 7.5 in the fiscal quarter ended September 26, 2009 compared to the fiscal quarter ended September 27, 2008 reflecting lower inventory levels versus the sales level.

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

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of September 26, 2009 was 2.8, an increase from 1.6 as of September 27, 2008. This increase is primarily due to an increase in cash and cash equivalents including the proceeds from the sale of our remote control and secured transaction businesses. This has been offset by the reclassification of our ARPS from long-term investments to cash and cash equivalents as ARPS have been redeemed by issuers and by the reduction in current assets related to discontinued operations, the reduction in short term loans and the decline in deferred income on shipments to our distributors as their inventory levels decreased.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

Net Sales. Net sales from continuing operations were $8.1 million for the fiscal quarter ended September 26, 2009, as compared to net sales from continuing operations of $10.5 million for the fiscal quarter ended September 27, 2008.

Our net sales declined 23% for the fiscal quarter ended September 26, 2009, as compared to the fiscal quarter ended September 27, 2008, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products. The decline primarily reflects a reduction in both the sales of our classic microcontroller products where markets and applications are broad based and significantly impacted by the global reduction in demand as well as declines in our embedded flash microcontroller products including power management solutions for consumer market applications such as digital voice communication and portable consumer products. This decline was partially offset by the increase in royalties received on licensed products. These royalties were $1.0 million for the three months ended September 26, 2009 as compared to $0.5 million in the comparable quarter a year ago.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 45.6% of sales for the fiscal quarter ended September 26, 2009 as compared to gross margin percent of 41.9% for the fiscal quarter ended September 27, 2008. The increase in gross margin percent of sales reflects higher sales mix of higher margin classic products and improvements in margins of our embedded flash products. Overall gross margin dollars were lower in the quarter than for the comparable quarter a year ago reflecting lower shipment volumes and lower revenues. Costs and associated margins can be influenced by the variation in the mix of products sold.

Research and Development Expenses. Research and development expenses related to continuing operations were $1.2 million for the fiscal quarter ended September 26, 2009 as compared to expenditures of $1.8 million for the fiscal quarter ended September 27, 2008. Research and development spending for the fiscal quarter ended September 26, 2009 reflects lower overall payroll spending as a result of our headcount reductions in line with lower demand including the impact of the global economic downturn. It additionally reflects the benefit of lower overall spending as a result of the streamlining of activities following the sale of the discontinued operations in February 2009. In the fiscal quarter ended September 26, 2009, our research and development activities focused on the further development of energy management focused solutions. These solutions include capabilities in sensing and detecting coupled with wireless functionality where required and are targeted at consumer and industrial applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations decreased to $2.4 million for the fiscal quarter ended September 26, 2009 from $5.7 million for the fiscal quarter ended September 27, 2008. Spending on sales and marketing as well as general and administrative costs decreased reflecting savings from the significant workforce reduction and consolidation implemented in December

2008 and January 2009. We have also streamlined our global distribution and sales representation support activities, reduced marketing activities including trade shows and advertising, and streamlined third party consulting activities in line with global demand and targeted markets and applications.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$ 77	$ 554	$ 212	$ 1,144
Total special charges and credits	$77	$554	$212	$1,144

During the fiscal quarter ended September 26, 2009, special charges totaled $0.1 million related to remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales affected by the global economic downturn. Additionally, the Company incurred costs and expenses associated with its consolidation activities following the sale of the discontinued operations.

Special charges of $0.5 million for the fiscal quarter ended September 27, 2008, primarily related to severance and other costs related to the Company's test outsourcing activities which were completed in October 2008.

Amortization of Intangible Assets. Under the provisions of FASB ASC 350 "Intangibles - Goodwill and Other", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. As of September 26, 2009, there was no indication of impairment of our goodwill carrying value of $2.2 million.

Separable intangible assets that are deemed to have defined lives have been amortized over their useful lives. These intangible assets have been amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. During our annual impairment test made during the March 31, 2009 quarter, our intangible assets were deemed to be impaired resulting in the write-off of the remaining balance of $1.7 million at that time.

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. The cash equivalents are primarily invested in U.S. treasury bills with maturities of 90 days or less. Interest income for the fiscal quarter ended September 26, 2009, was $6,000 as compared to $49,000 for the fiscal quarter ended September 27, 2008. The lower interest income in the fiscal quarter ended September 26, 2009, is due to significantly lower short term interest rates on our U.S treasury bills, which average less than 0.1 percent (20 - 30 basis points).

Other income for the fiscal quarter ended September 26, 2009 of $8,000 primarily reflects foreign exchange gains as compared to other income of $253,000 for the fiscal quarter ended September 27, 2009, which reflected foreign exchange gains, other income related to the sale of excess equipment and other miscellaneous income.

Income Taxes. For the fiscal quarter ended September 26, 2009, our income tax provision $0.02 million reflects provisions for taxes in certain profitable foreign jurisdictions. For the fiscal quarter ended September 27, 2008, the income tax provision of $0.06 million reflects provisions for taxes in certain profitable foreign jurisdictions. We presently estimate and anticipate no significant taxable income for U.S. tax purposes for the fiscal year ending March 31, 2010. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are expected to be taxable.

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

Six Months Ended September 26, 2009 Compared to Six Months Ended September 27, 2008

Net Sales. Net sales from continuing operations were $15.3 million for the six months ended September 26, 2009, as compared to net sales from continuing operations of $20.1 million for the six months ended September 27, 2008.

Our net sales declined 24% for the six months ended September 26, 2009, as compared to the six months ended September 27, 2008, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products. The decline primarily reflects a reduction in both the sales of our classic microcontroller products where markets and applications are broad based and significantly impacted by the global reduction in demand as well as declines in our embedded flash microcontroller products including power management solutions for consumer market applications such as digital voice communication and portable consumer products. This decline was partially offset by the increase in royalties received on licensed products. These royalties were $1.6 million for the six months ended September 26, 2009 as compared to $1.0 million for the comparable period a year ago.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 41.8% of sales for the fiscal quarter ended September 26, 2009 as compared to gross margin percent of 43.4% for the fiscal quarter ended September 27, 2008. The decrease in gross margin percent of sales reflects impact of lower shipment volumes offset by cost reductions and improved efficiencies in the six months ended September 26, 2009. Additionally, gross margin percent of sales in fiscal 2010 was favorably impacted by the higher licensing royalties received. Overall gross margin was lower in the six months ended September 26, 2009 than for the comparable six month period a year ago reflecting lower shipment volumes and lower revenues. Costs and associated margins can be influenced by the variation in the mix of products sold.

Research and Development Expenses. Research and development expenses related to continuing operations were $2.2 million for the six months ended September 26, 2009 as compared to expenditures of $3.5 million for the six months ended September 27, 2008. Research and development spending for the six months ended September 26, 2009 reflects lower overall payroll spending as a result of our headcount reductions in line the global economic downturn and the resulting overall reduction in demand. It additionally reflects the benefit of lower overall spending as a result of the streamlining of activities following the sale of the discontinued operations in February 2009. In the six months ended September 26, 2009, research and development activities focused on the development of energy management focused solutions. These solutions include capabilities in sensing and detecting coupled with wireless functionality where required and target consumer and industrial applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations decreased to $4.9 million for the six months ended September 26, 2009 from $11.2 million for the six months ended September 27, 2008. Spending on sales and marketing as well as general and administrative costs decreased reflecting savings from the significant workforce reduction and consolidation implemented in December 2008 and January 2009. We have also streamlined our global distribution and sales representation support activities, reduced marketing activities including trade shows and advertising, and streamlined third party consulting activities in line with global demand and targeted markets and applications.

Special Charges and Credits. During the six months ended September 26, 2009 special charges totaled $0.2 million related to remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales affected by the global economic crisis. Additionally, the Company incurred costs and expenses associated with its consolidation activities following the sale of the discontinued operations including facility lease expenses and supplier agreement exposures.

Special charges of $1.1 million for the six months ended September 27, 2008, primarily related to severance and other costs related to the Company's test outsourcing activities which were completed in October 2008.

Interest Income and Expense Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. The cash equivalents are primarily invested in U.S. treasury bills with maturities of 90 days or less. Interest income for the six months ended September 26, 2009, was $0.01 million as compared to $0.12 million for the six months ended September 27, 2008. The lower interest income in the six months ended September 26, 2009, is due to significantly lower short term interest rates on our U.S treasury bills, which average less than 0.1 percent (20 - 50 basis points).

Other income for the six months ended September 26, 2009 of $1.01million primarily reflects income recorded as a result of the sale and assignment of certain intellectual property. On May 27, 2009 the Company entered into an agreement for the sale and assignment of intellectual property rights to five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity (NPE) for a cash payment of $1 million. The Company may share in future revenue on these patents. Other income for the six months ended September 27, 2009 of $0.35 reflected foreign exchange gains, income related to sale of excess equipment and other miscellaneous income.

Income Taxes. For the six months ended September 26, 2009, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. For the six months ended September 27, 2008, the income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. We presently estimate and anticipate no significant taxable income for U.S. tax purposes for the fiscal year ending March 31, 2010. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are expected to be taxable.

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

Liquidity and Capital Resources

As of September 26, 2009, and September 27, 2008, we had $0.3 million in standby letters of credit related to the lease for our corporate headquarters facility in San Jose, California.

At September 26, 2009, we had cash and cash equivalents of $36.0 million, compared to $32.3 million as of March 31, 2009. We classified $0.375 million of our Auction Rate Preferred Securities ("ARPS"), as long-term investments as of September 26, 2009, due to the continued disruption in the credit markets that resulted in widespread failed auctions.  Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  As of March 31, 2009 we held $1.1 million in ARPS and subsequently have received $0.725 million from the redemptions of our ARPS, which have been included in cash and cash equivalents as of September 26, 2009.

We adopted FASB ASC 820 "Fair Value Measurement and Disclosures" on April 1, 2008. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into a three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. The Company has maximized its use of observable inputs in determining the fair value of its ARPS (see note 3). All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $0.04 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our unaudited condensed consolidated balance sheet as of September 26, 2009. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS holdings.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the six months ended September 26, 2009, net cash provided by continuing operating activities was $2.2 million compared to net cash used by continuing operating activities of $2.0 million for the six months ended September 27, 2008. This $4.2 million improvement primarily reflects the improvement in net income of $7.3 million resulting from lower sales and gross margin offset by lower operating expenses, lower special charges and increase in other income, primarily $1 million related to the sale of patents and $1.55 million received from the escrow related to the discontinued operations. The improved net income was offset by the increase in working capital needs of $2.1 million, primarily the increase in accounts receivable of $1.4 million and decrease in non-cash items of 1.0 million including $0.3 million from lower depreciation expense, $0.3 million from lower stock compensation and $0.4 million from lower amortization of intangible assets.

Cash Flows From Investing Activities. During the six months ended September 26, 2009, net cash provided by continuing investing activities was $0.3 million, an increase of $0.2 million from $0.1 million during the six months ended September 27, 2008. Cash provided by continuing investing activities in the six months ended September 26, 2009 includes $0.7 million in redemptions of our investment in ARPS classified as long term investments offset by capital expenditures of $0.5 million. Cash provided by investing activities in the six months ended September 27, 2008 includes $0.5 million of redemptions ARPS classified as long term investments, partially offset by $0.4 million of software and IT infrastructure related capital expenditures.

Cash Flows From Financing Activities. During the six month periods ended September 26, 2009 cash used by continuing financing activities was $0.3 million related to the remaining payments made against short term debt as compared to cash provided by continuing financing activities of $0.4 million during the six months ended September 27, 2008, comprised of $0.3 million of net proceeds from short term and $0.1 million from the proceeds from Company stock plans.

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

Our EBITDA, reconciled to cash provided by (used in) operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2009	2008	2009	2008
Reconciliation of net loss to EBITDA:
Net income (loss) from continuing operations	$50	($3,615)	$84	($7,182)
Depreciation and amortization	338	478	656	914
Interest income	(6)	(49)	(9)	(119)
Provision for income taxes	22	62	62	116
EBITDA from continuing operations	$404	($3,124)	$793	($6,271)

Reconciliation of EBITDA to net cash provided by
(used in) operating activities:
EBITDA	$404	($3,124)	$793	($6,271)
Provision for income taxes	(22)	(62)	(62)	(116)
Interest income	6	49	9	119
Stock-based compensation	205	288	431	659
Loss (gain) on disposition of operating assets	-	-	-	34
Changes in operating assets and liabilities	(393)	(576)	1,063	3,549
Net cash provided by (used in) continuing operating activities	$200	($3,425)	$2,234	($2,026)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non- current assets and liability amounts. For the six months ended September 26, 2009, the changes in operating assets and liabilities primarily reflects the increase in accounts receivable, decrease in deferred income from distributors and increases in accounts payable.

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

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$2,956	$703	$2,243	$10	$ -

Purchase obligations	3,081	2,569	509	3	-

Total	$6,037	$3,272	$2,752	$13	$ -

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

In March 2008, the Company, in conjunction with its outsourcing efforts, entered into a test supply agreement with a vendor. This agreement commits the Company to certain minimum monthly payments for test services and support of approximately $40,000 per month. The agreement expires in November 2011.

From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has an indemnification arrangement with a customer that limits its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at September 26, 2009. The Company discloses indemnification liabilities according to FASB ASC 460 "Guarantees". Under FASB ASC 450 " Contingencies" a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 26, 2009, no such amounts are accrued.

Off-Balance Sheet Arrangements

As of September 26, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

As of September 26, 2009, our cash and cash equivalents of $36.0 million were invested in bank time deposits, United States Treasury bills and US treasury money market funds. Cash and cash equivalents were $32.2 million at March 31, 2009. Cash and cash equivalents consist primarily of cash in bank accounts, United States Treasury bills and US treasury money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $4.0 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $3.275 million of our ARPS, including $$0.525 million during the fiscal quarter ended September 26, 2009. As of September 26, 2009 our remaining investment in ARPS of $0.375 million has been classified as long-term investments at full par value on our consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 26, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2009, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See our description of litigation contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as the disclosure has not materially changed.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of stockholders on September 22, 2009. At the meeting, the stockholders elected each of Mr. Richard L. Sanquini (with 11,801,838 shares voting for, zero against and 334,748 abstaining) to serve as a Group I Director and Ms. Robin A. Abrams (with 11,802,250 shares voting for, zero against and 334,336 abstaining) to serve as a Group I Director each for a three-year term expiring at the Annual Meeting of stockholders in 2012. Darin Billerbeck and Federico Faggin, each an incumbent Group II Director, and David G. Elkins and Eric Singer, each an incumbent Group III Director, will continue serving as directors.

Additionally, the stockholders ratified the appointment of Armanino McKenna LLP as our independent auditors for the fiscal year ending March 31, 2010 (with 12,045,162 shares voting for, 65,549 against and 25,875 abstaining).

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (b)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (c)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.      PDF

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

Date: November 10, 2009