Form 10-Q
period 2009-12-26
ZILOG INC
filed 2010-02-05
CIK 319450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 11, 2010
Common Stock, $0.01 par value per share	17,313,582 shares

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
  estimates of escrow receivables;
  the adequacy of available cash;
  the cost or outcome of any litigation pending or threatened;
  royalties from licensed products included in sales;
  the impact on recent accounting pronouncements;
  any gross margin improvement resulting from our research and development effort;
  the expected cost of compliance with environmental laws;
  the expected costs, impact or outcome of matters related to the proposed merger;
  the expected future revenue associated with recent intellectual property sales;
  the expected weighted-average remaining period for recognition of compensation costs, which may be affected by the acceleration of restricted stock if the proposed merger is consummated; and
  the sufficiency of available cash, cash equivalents and investments to meet normal operating requirements for the next twelve months, which may be affected by greater than anticipated operating expenses or alternative uses for our cash, such as dividends or stock repurchases.

These statements relate to future events or our future financial performance and involve known and may involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements including, but not limited to, prospects for future market growth. Other factors that may cause or contribute to differences include, but are not limited to, continued availability of third-party foundry, assembly and test services with commercially-reasonable quality and prices; under-absorption of manufacturing costs in the remaining manufacturing support facilities from under-utilization of capacity; our distributors and customers significantly reducing their existing inventories before ordering new products, the costs associated with the Microchip lawsuit and the costs associated with pending and threatened litigation and other matters related to the proposed merger. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Item 1A. Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

ZILOG, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 26, 2009
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Net sales from continuing operations	$8,670	$9,035	$23,975	$29,113
Cost of sales from continuing operations	4,359	6,091	13,264	17,436
Gross margin from continuing operations	4,311	2,944	10,711	11,677
	49.7%	32.6%	44.7%	40.1%
Operating expenses:
Research and development	1,252	1,657	3,462	5,147
Selling, general and administrative	2,345	4,696	7,196	15,911
Special charges and credits	578	1,696	790	2,840
Amortization of intangible assets	-	209	-	627
Total operating expenses	4,175	8,258	11,448	24,525

Operating income (loss) from continuing operations	136	(5,314)	(737)	(12,848)

Other income:
Other income (expense)	103	114	1,113	464
Interest income	5	24	14	143
Income (loss) from continuing operations before provision for income taxes	244	(5,176)	390	(12,241)
Provision for income taxes	36	67	98	183
Net income (loss) from continuing operations	208	(5,243)	292	(12,424)
Net income (loss) from discontinued operations	30	(425)	386	3,459

Gain from sale of discontinued operations, net of tax	17	-	1,564	-
Net income (loss)	$255	($5,668)	$2,242	($8,965)

Basic and diluted net income (loss) from continuing operations per share	$0.01	($0.31)	$0.02	($0.73)
Basic and diluted net income (loss) from discontinued operations per share	0.00	(0.02)	0.02	0.20
Basic and diluted net income from gain on sale of discontinued operations, net of tax per share	-	-	0.09	-
Basic and diluted net income (loss) per share	$0.01	($0.33)	$0.13	($0.53)

Weighted-average shares used in computing basic net income (loss) per share	17,307	17,071	17,277	16,982
Weighted-average shares used in computing diluted net income (loss) per share	17,317	17,071	17,278	16,982

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 26,	Mar. 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$36,980	$32,230
Accounts receivable, less allowance for doubtful accounts of $12
at December 26, 2009 and $129 at March 31, 2009	3,156	1,698
Receivables under transition services agreement	255	1,696
Escrow receivable related to sold business	1,550	3,100
Inventories	3,285	4,022
Deferred tax assets	10	10
Prepaid expenses and other current assets	1,110	1,199
Current assets associated with discontinued operations	-	960
Total current assets	46,346	44,915

Long term investments	375	1,100
Property, plant and equipment, net	1,856	2,347
Goodwill	1,861	2,211
Other assets	1,320	1,079
Total assets	$51,758	$51,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$ -	$346
Accounts payable	2,532	1,939
Payables under transition services agreement	1,516	275
Income taxes payable	174	195
Accrued compensation and employee benefits	1,455	1,349
Other accrued liabilities	3,888	3,828
Deferred income including remaining escrow	6,048	8,024
Current liabilities associated with discontinued business	-	1,256
Total current liabilities	15,613	17,212

Deferred tax liability	10	10
Other non-current liabilities	1,536	2,804
Total liabilities	17,159	20,026

Stockholders' equity:
Common stock, $0.01 par value; 60.0 million shares authorized:
17.3 million and 17.1 million shares issued and outstanding at
December 26, 2009 and March 31, 2009, respectively	186	186
Additional paid-in capital	128,131	127,436
Treasury stock	(7,563)	(7,563)
Other comprehensive income	209	173
Accumulated deficit	(86,364)	(88,606)
Total stockholders' equity	34,599	31,626
Total liabilities and stockholders' equity	$51,758	$51,652

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	Dec. 26,	Dec. 27,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$292	($12,424)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and other amortization	984	1,380
Disposition of operating assets	-	46
Stock-based compensation	680	1,126
Amortization of fresh-start intangible assets	-	627
Changes in operating assets and liabilities:
Accounts receivable, net	(1,458)	(620)
Receivable under transition services agreement	1,441	-
Escrow receivable related to sold business	1,550	-
Inventories	737	2,400
Prepaid expenses and other current and non-current assets	234	(163)
Accounts payable	593	167
Payables under transition services agreement	1,241	-
Accrued compensation and employee benefits	106	(328)
Deferred income from distributors and escrow	(1,976)	(494)
Accrued and other current and non-current liabilities	(1,229)	1,387
Net cash provided by (used in) continuing operating activities	3,195	(6,896)
Net cash provided by discontinued operating activities	90	3,642

Cash Flows from Investing Activities:
Redemption of long term investments	725	625
Capital expenditures	(494)	(519)
Net cash provided by continuing investing activities	231	106
Net cash provided by sale of discontinued operations	1,564	-

Cash Flows From Financing Activities:
Proceeds from short term debt	-	660
Payments on short term debt	(346)	(692)
Proceeds from issuance of common stock under employee stock purchase and stock option plans	16	112
Net cash provided by (used in) continuing financing activities	(330)	80
Net cash provided by discontinued financing activities	-	3

Net increase in cash and cash equivalents	4,750	(3,065)
Cash and cash equivalents at beginning of period	32,230	16,625
Cash and cash equivalents at end of period	$36,980	$13,560

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of development licenses through long term
payment arrangement	$ -	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Total Stock- holders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance at March 31, 2008	16,923	$185	$125,838	$(7,456)	$102	$(91,790)	$26,879
Issuance of common stock under stock option plans	5	-	18	-	-	-	18
Restricted shares cancelled	(22)	-	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	40	1	100	-	-	-	101
Stock-based compensation expense - directors shares	18	-	56	-	-	-	56
Stock-based compensation expense	-	-	659	-	-	-	659
Restrictes shares granted - Employee Stock Incentive (SIP)	235	-	539	-	-	-	539
Comprehensive loss:
Other comprehensive income	-	-	-	-	(77)	-	(77)
Net loss	-	-	-	-	-	(8,965)	(8,965)
Total comprehensive loss	-	-	-	-	-	-	(9,042)
Balance at December 27, 2008	17,199	$186	$127,210	$(7,456)	$25	$(100,755)	$19,210

Balance at March 31, 2009	17,111	$186	$127,436	$(7,563)	$173	$(88,606)	$31,626
Issuance of common stock under employee stock purchase plan	8	-	16	-	-	-	16
Restricted shares cancelled	(16)	-	-	-	-	-	-
Restricted shares granted	167	-	-	-	-	-	-
Stock-based compensation expense - directors shares	35	-	86	-	-	-	86
Stock-based compensation expense	-	-	593	-	-	-	593
Comprehensive income:
Other comprehensive income	-	-	-	-	36		36
Net income	-	-	-	-	-	2,242	2,242
Total comprehensive income	-	-	-	-	-	-	2,278
Balance at December 26, 2009	17,305	$186	$128,131	$(7,563)	$209	$(86,364)	$34,599

See accompanying notes to unaudited condensed consolidated financial statements.

ZILOG, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial information is unaudited. In the opinion of ZiLOG, Inc.'s ("ZiLOG" or the "Company") management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the Company's 2009 Annual Report filed on Form 10-K (File Number 001-13748) for the fiscal year ended March 31, 2009, filed on June 29, 2009 with the Securities and Exchange Commission (Fiscal 2009 Annual Report).

The Company's fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fiscal fourth quarter, which ends on March 31. Certain reclassifications have been made to prior-period balances to present the consolidated financial statements on a consistent basis with the current year presentation. Any reference to year pertains to the fiscal year unless otherwise indicated. The operating results for any period are not necessarily indicative of results for any subsequent period or the full fiscal year.

The condensed consolidated balance sheet at March 31, 2009 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2. DECEMBER 5, 2009 MERGER AGREEMENT

The Company and IXYS Corporation (IXYS) signed a merger agreement on December 5, 2009 whereby IXYS agreed to acquire the Company and its outstanding shares for $3.5858 per share in cash with a total value of approximately $62 million, subject to customary closing conditions. A special meeting of the Company's shareholders has been scheduled for February 17, 2010, to approve the merger. The meeting will be held at Zilog's headquarters at 6800 Santa Teresa Blvd., San Jose, CA 95119 at 9:00 a.m. local time.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is described in Note 1 of "Notes to Consolidated Financial Statements" in the Fiscal 2009 Annual Report. The Company's significant accounting policies for the period ended December 26, 2009 remain unchanged from those disclosed in the Fiscal 2009 Annual Report.

Recent Accounting Pronouncements:

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

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) in FASB ASC 2009-05 "Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value" that clarifies the measurement of liabilities at fair value. This authoritative guidance became effective for the first reporting period (including interim periods) beginning after its issuance. The guidance became effective at the beginning of the current quarter ended December 26, 2009. The Company adopted the authoritative guidance and its adoption did not have a significant impact on its consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company has reviewed ASU 2010-06 and believes there will be no financial implications from its implementation.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The estimated fair values of the Company's financial instruments are as follows (unaudited, in thousands):

	Dec. 26, 2009		Mar. 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$36,980	$36,980	$32,230	$32,230
Trade receivables, net	3,156	3,156	1,698	1,698
Receivables under transition services agreement	255	255	1,696	1,696
Escrow receivable, sale of businesses	1,550	1,550	3,100	3,100
Auction rate preferred securities	375	375	1,100	1,100
Financial Liabilities
Short term debt	-	-	346	346
Accounts payable	2,532	2,532	1,939	1,939
Payables under transition services agreement	1,516	1,516	275	275
Liabilities associated with disposal activities	1,113	1,113	1,460	1,460

Cash and cash equivalents, trade receivables, receivables under transition services agreement, short term debt, accounts payable and payables under transition services agreement have carrying values that approximate fair values as all are short term maturing in 90 days or less.

Escrow receivables are time based contractual receivables, 50 percent was received in the quarter ended September 26, 2009 and the remaining 50 percent is due in February, 2010. The Company currently has no reason to believe this receivable will not be recovered in full.

Auction Rate Preferred Securities (ARPS) are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers.

Liabilities associated with disposal activities include accrued costs related to non-cancellable minimum payments for test commitments associated with discontinued operations as well as accrued lease costs related to a portion of the Company's headquarters vacated at the time the discontinued operations were sold. Fair value has been estimated including present value discounts on non-current balances. The difference between fair value estimates and carrying value was not material.

In accordance with FASB ASC 820 "Fair Value Measurement and Disclosures", the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and available for sale investments) measured at fair value on a recurring basis as of December 26, 2009 (in thousands, unaudited):

	Dec. 26, 2009
	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury Bills, Treasury MMF	$30,358	$30,358	$ -	$ -
Auction rate preferred securities	375	-	375	-
Total	$30,733	$30,358	$375	$ -

Since February 2008, due to various factors including the tightening of liquidity in the financial market, regularly held auctions for ARPS have been unsuccessful. Following the failure of these auctions, the Company has received $3.625 million from redemptions of its ARPS. The remaining ARPS balance of $375,000 as of December 26, 2009, has been classified as long-term investments and accrues interest pending their redemption or sale.

In determining fair value, the Company uses various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company's management in determining fair value is greatest for instruments categorized in Level 3. The Company has maximized its use of observable inputs in determining the fair value of its ARPS holdings. The Company notes observable inputs that it's ARPS:

  have maintained AAA credit ratings
  are collateralized at greater than 100% of par value
  continue to pay interest in accordance with their contractual terms which are greater than applicable Libor or US treasury yields are stated at par value by the investment broker, and
  have a history of redemptions at par value. Over 90% of the Company's original ARPS have been redeemed at par

Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement under FASB ASC 820 and has been recorded at full par value on the unaudited condensed consolidated balance sheet as of December 26, 2009. The Company currently believes the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating deteriorates, the Company may be required to record an impairment charge against the value of its ARPS.

NOTE 5. DISCONTINUED OPERATIONS AND TRANSITION SERVICES

On February 18, 2009, the Company sold its universal remote control and secured transaction processor businesses to Maxim Integrated Products Inc (Maxim) and Universal Electronics Inc for a total sale price of $31 million of which $3.1 million was placed in escrow. In September 2009, $1.55 million of this escrow amount was received by the Company. The remaining balance is scheduled to be received on February 18, 2010.

In accordance with FASB ASC 205 "Presentation of Financial Statements" and FASB ASC 360-10-05 "Impairment or Disposal of Long-Lived Assets", the assets and liabilities, results of operations and cash flows related to the sold businesses, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented through the date of the sale. Cash flows associated with the sold businesses have been segregated and separately disclosed in the condensed consolidated statements of cash flows as separate line items within operating, investing and financing activities.

The net income from discontinued operations of $30,000 and $386,000 recorded for the three and nine months ended December 26, 2009, respectively, reflects the recognition of certain distribution revenue, and associated gross margin, that was deferred income related to distribution inventory prior to the sale of the discontinued businesses that were not sold as part of the sale transaction. Remaining deferred income for distribution inventory related to the discontinued operations at December 26, 2009, is not material.

The following table summarizes results from discontinued operations (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Net sales from discontinued operations	$21	$3,996	$431	$21,099
Cost of sales	4	1,973	175	10,449
Gross margin	17	2,023	256	10,650
Other expenses and credits	(13)	2,418	(130)	7,063

Net income before provision for taxes on discontinued operations	30	(395)	386	3,587
Provision for income taxes	-	30	-	128
Net income (loss) from discontinued operations	$30	($425)	$386	$3,459

In conjunction with the sale of the discontinued operations, the Company entered into a Transition Services Agreement (TSA) with Maxim to provide certain discontinued operations business support for up to 12 months from the date of the sale. These support activities include manufacturing and shipment support, customer service and support, technical support, services including purchasing, invoicing, collections and information systems. At December 26, 2009 receivables outstanding from Maxim under the TSA were $255,000 primarily related to purchases of goods and services to manufacture and ship product to Maxim or its customers. Additionally, at December 26, 2009 payables outstanding under the TSA were $1.5 million including $1.3 million payable to Maxim and approximately $200,000 payable to suppliers.

NOTE 6. INTELLECTUAL PROPERTY SALE

On May 27, 2009, the Company sold certain intellectual property rights associated with five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity ("NPE") for a cash payment of $1.0 million. The Company may share in future revenue on these patents. The transaction was recorded as a credit to other income. The terms and conditions of the agreement are confidential.

NOTE 7. DEFERRED INCOME

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

On February 18, 2009, the Company sold its universal remote control and secured transactions processor businesses. Of the total consideration, $3.1 million was placed in escrow and recognized as deferred revenue pending resolution of post - transaction requirements. As of December 26, 2009, $1.55 million remains in escrow and is due in February 2010. This remaining escrow amount is included in current assets and deferred income on the condensed consolidated balance sheet at December 26, 2009.

The following table represents the details of deferred income for the periods indicated (unaudited, in thousands):

	Dec. 26,	Mar. 31,
	2009	2009
Deferred gross income on shipments to distributors	$7,267	$7,899
Deferred cost associated with shipments to distributors	(2,769)	(2,975)
Deferred income on shipments to
distributors, net	4,498	4,924

Discontinued operations, deferred
income on escrow	1,550	3,100
Total deferred income	$6,048	$8,024

NOTE 8. INVENTORIES

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions, when required, are made to reduce inventory values from cost to their estimated net realizable values. It is possible that estimates of net realizable value can change in the short-term. Inventory reductions for excess or obsolete inventory are released only upon sale, scrap or other disposition of the reduced inventory. Inventories, net of provisions, consist of the following (unaudited, in thousands):

	Dec. 26,	Mar. 31,
	2009	2009
Raw materials	$131	$234
Work-in-progress	1,772	2,762
Finished goods	1,382	1,026
Inventory, net	$3,285	$4,022

NOTE 9. STOCK, OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation. The Company has a stock-based compensation program that includes non-statutory stock option awards and restricted stock awards ("RSAs"). Stock options are generally time-based, vesting 25% on the first anniversary of the grant-date and monthly thereafter over the next three years and expire ten years from the grant-date. As of December 26, 2009, the Company had 2,361,700 shares available for grant under all plans.

Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. In addition to the shares available for issuance under the stock option and restricted stock plans, the Company had approximately 918,817 shares of common stock reserved for future issuance under its ESPP plan as of December 26, 2009.

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718 "Compensation — Stock Compensation" which establishes valuation and accounting resulting in the Company's recognition of expense related to the fair value of its stock-based compensation awards.

During the three and nine month periods ended December 26, 2009, the Company recorded $0.3 million and $0.7 million, respectively, in stock compensation expense for continuing operations which includes the applicable compensation expenses for the Company's fiscal 2010 employee stock incentive plan. In comparison, during the three and nine month periods ended December 27, 2008, the Company recorded $0.5 million and $1.1 million, respectively, in stock compensation expense for continuing operations, which included the applicable compensation expenses for the Company's fiscal 2009 stock incentive plan.

The following table sets forth the total non-cash stock-based compensation expense resulting from equity plans and incentive programs included in the Company's unaudited condensed consolidated statements of operations (unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Cost of sales	$35	$44	$72	$117
Research and development	43	126	87	245
Selling, general and administrative	171	297	521	764
Total stock-based compensation expense	$249	$467	$680	$1,126

The fair value of stock-based awards expense resulting from equity plans was estimated on the date of grant using the Black-Scholes valuation pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Expected life (in years)	4.0	4.8	4.0	4.8
Interest rate	1.8%	1.5%	1.9%	2.8%
Volatility	52.4%	59.1%	53.0%	51.5%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$1.10	$1.59	$1.00	$1.56

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Expected life (in years)	0.8	0.7	0.6	0.7
Interest rate	0.35%	1.7%	0.26%	2.5%
Volatility	53.5%	57.4%	59.5%	57.5%
Dividend yield	-	-	-	-
Weighted-average per share fair value at grant date	$0.90	$0.84	$0.70	$0.88

The computation of expected volatility for the three and nine months ended December 26, 2009 and December 27, 2008 is based on historical implied volatility. The computation of expected life is based on a combination of historical and expected exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended December 26, 2009, is as follows (unaudited):
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
	Shares	(per share)	(years)	(000's)
Outstanding at March 31, 2009	1,814,646	$ 4.87
Grants	93,375	$ 2.35
Forfeitures or expirations	(369,037)	$ 5.69
Outstanding at December 26, 2009	1,538,984	$ 4.52	6.6	$ 341

Outstanding Vested and Expected to Vest
at December 26, 2009	1,504,916	$ 4.55

Exercisable at December 26, 2009	1,117,639	$ 4.92

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, that is, the difference between the Company's closing stock price on the last trading day of the period and the exercise price times the number of shares that would have been received by the option holders had all option holders exercised their options on December 26, 2009. This amount will change based on fluctuations of the fair market value of the Company's stock. The total intrinsic value of options vested and expected to vest, including current forfeiture rates, is approximately $318,600 at December 26, 2009.

There were no stock option exercises during the nine months ended December 26, 2009. The weighted-average exercise price of options granted for the nine months ended December 26, 2009 and December 27, 2008 was $2.35 and $3.37 per share, respectively.

No income tax benefit was realized from stock option exercises during the three and nine months ended December 26, 2009 and December 27, 2008. In accordance with FASB ASC 718 "Compensation - Stock Compensation", the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As of December 26, 2009, $620,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average remaining period of 1.69 years. The total unrecognized compensation cost related to restricted shares granted as of December 26, 2009 is $240,000, is expected to be recognized over a weighted-average remaining period of 1.35 years.

NOTE 10. SPECIAL CHARGES AND CREDITS

The components of special charges and credits are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$ 81	$1,696	$293	$2,840
Costs and expenses related to merger agreement	497	-	497	-
Total special charges and credits	$578	$1,696	$790	$2,840

During the three and nine months ended December 26, 2009 the Company incurred special charges of $0.6 million and $0.8 million, respectively. These charges primarily include $0.5 million in legal costs and expenses associated with a definitive merger agreement with IXYS Corporation signed on December 5, 2009. Additionally, special charges included costs and expenses associated with the Company's consolidation activities following the sale of the discontinued operations. These charges include facility lease costs, supplier commitment expenses as well as remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 which actions were associated with lower demand and sales affected by the global economic crisis.

During the three and nine months ended December 27, 2008, the Company incurred $1.7 million and $2.8 million, respectively, in special charges. Special charges include severance and other costs related to the Company's test outsourcing activities.

The following table summarizes activity in accrued special charges which is included in other accrued liabilities on the condensed consolidated balance sheets (unaudited, in thousands):

Accrued
Special
Charges
Balance at March 31, 2009	$638
Accruals	746
Cash payments	(452)
Balance at Dec. 26, 2009	$932

NOTE 11. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information. The Company's business is comprised of one operating segment. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and direct customer accounts including original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in a broad range of market segments. The Company's operations outside the United States consist of a test development and global support facility in the Philippines as well as sales and support centers in certain foreign countries. U.S. domestic operations are responsible for the design, development and marketing of the Company's products. The Philippine activity and support is reimbursed in relation to its value added with respect to test development and global support functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the global support and foreign sales office operations.

The following table summarizes the Company's net sales by region and by channel (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Net sales by region:
Americas	$3,597	$3,569	$9,914	$11,313
Asia, including Japan	3,628	4,046	10,297	12,509
Europe	1,445	1,420	3,764	5,291
Total net sales	$8,670	$9,035	$23,975	$29,113

Net sales by channel:
Direct	$1,913	$1,625	$5,909	$5,658
Distribution	6,757	7,410	18,066	23,455
Total net sales	$8,670	$9,035	$23,975	$29,113

Major customers: For the three months ended December 26, 2009, one distributor accounted for greater than 10 percent of the Company's total net sales from continuing operations. The distributor accounted for approximately 48 percent of total net sales from continuing operations during the three months ended December 26, 2009.

For the nine months ended December 26, 2009, two distributors and one customer each individually accounted for greater than 10 percent of the Company's total net sales from continuing operations. The two distributors and one customer accounted for approximately 43 percent, 11 percent, and 10 percent respectively, of total net sales from continuing operations.

For the three months ended December 27, 2008, three distributors each individually accounted for greater than 10 percent of the Company's total net sales. The distributors accounted for approximately 40 percent, 17 percent and 10 percent of total net sales from continuing operations, respectively.

For the nine months ended December 27, 2008, three distributors accounted for greater than 10 percent of the Company's total net sales from continuing operations. The distributors accounted for 42 percent, 12 percent and 10 percent of total net sales from continuing operations, respectively.

NOTE 12. CONTINGENCIES

Microchip Technology

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

Merger Agreement

On December 22, 2009, a plaintiff filed a putative class action entitled Louise Garcia v. Darin Billerbeck et al., Case No. 1-09-CV-159955, in the Superior Court of the State of California, Santa Clara County. The defendants are ZiLOG, and the members of our board of directors (together with ZiLOG, the "ZiLOG Defendants"), IXYS, and Merger Sub (together with IXYS, the "IXYS Defendants"). This action alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect our true value. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement in order to prevent any potential suitors from making competing proposals. The suit further alleges that we and the IXYS Defendants aided and abetted the individual defendants' breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the ZiLOG Defendants and the IXYS Defendants from consummating the merger, damages in the event the merger is consummated prior to the court's entry of a final judgment, and attorneys' fees.

On December 30, 2009, the plaintiff in this suit filed a first amended complaint, repeating the allegations in her original complaint and adding allegations that the individual defendants are engaged in self-dealing in connection with the merger because they will receive accelerated vesting of certain benefits and/or have change-of-control agreements that will be triggered upon consummation of the merger. The plaintiff also alleges that the preliminary proxy statement filed by us on Schedule 14A on December 29, 2009 contains misleading disclosures and/or omits material information.

On January 19, 2010, the defendants removed the action to the United States District Court for the Northern District of California. On January 27, 2010, the plaintiff filed a second amended complaint, repeating the allegations of her earlier two complaints and adding a claim that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by issuing an allegedly misleading preliminary proxy statement. On January 28, 2010, the plaintiff filed a purported "ex parte" application for expedited discovery and for an order shortening time to be heard on a motion for a preliminary injunction to stop the shareholder vote on the proposed merger. On February 1, the court advised plaintiff that her application did not comply with the court's rules and directed plaintiff to submit her request for relief in the proper form. Later that day, plaintiff filed a motion for expedited discovery and proceedings. Concurrently with the filing of her motion for expedited discovery and proceedings, plaintiff filed a motion for an order shortening time. The motion for an order shortening time asks the court to hear plaintiff's motion for expedited discovery and request for a preliminary injunction before the February 17, 2010 vote of shareholders on the proposed merger. Defendants' responses to plaintiff's motions for an order shortening time and for expedited discovery and proceedings are not yet due. Also on February 1, 2010, the ZiLOG Defendants filed a motion to strike plaintiff's second amended complaint and to dismiss her first amended complaint.

We believe that this action is wholly without merit and intend to defend vigorously against it. However, because this case is in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the action will not delay the consummation of the merger or result in substantial costs; even a meritless lawsuit may potentially delay consummation of the merger.

On January 4, 2010, a putative class action entitled Mark C. Reppa v. ZiLOG, Inc. et al., Case No. 5186-VCL was filed in the Court of Chancery of the State of Delaware against the ZiLOG Defendants and the IXYS Defendants. This action alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect the true value of us. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement and entered into support agreements, pursuant to which they have agreed to vote in favor of the merger, in order to prevent any potential suitors from making competing proposals. The suit further alleges that we and the IXYS Defendants aided and abetted the individual defendants' breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the ZiLOG Defendants and the IXYS Defendants from consummating the merger, damages in the event the merger is consummated prior to the court's entry of a final judgment, and attorneys' fees.

On January 11, 2010, the ZiLOG Defendants filed a motion for judgment on the pleadings and a brief in support, seeking to dismiss this action in its entirety. On January 21, 2010, the court directed the parties to confer on a schedule for completion of briefing and hearing on the ZiLOG Defendants' motion. On January 27, 2010, the IXYS Defendants filed a notice of motion to dismiss the action. Thereafter, plaintiff agreed to voluntarily dismiss the action, and the parties submitted a stipulation and proposed order dismissing the action with prejudice to the named plaintiff and without prejudice to the putative class. On February 2, the court entered the order dismissing the case.

Other General

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

From time to time the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, the Company has agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. The Company has an indemnification arrangement that limits its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. In addition, the Company has agreed to indemnify the purchaser of the Company's remote control and secured transaction processor business for certain liabilities and have remaining $1.55 million in escrow to cover such indemnification obligations. This escrow amount is scheduled to be released in February 2010. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 26, 2009. The Company discloses indemnification liabilities according to FASB ASC 460 "Guarantees". Under FASB ASC 450 "Contingencies", a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 26, 2009, no such amounts are accrued.

In connection with the lease in July 2007 for its corporate headquarters located in San Jose, California, the Company established an Irrevocable Letter of Credit in the amount of $0.3 million with its bank.

NOTE 13. INCOME TAXES

The Company adopted the provisions of FASB ASC 740 "Income Taxes" as they relate to the accounting for the uncertainty in income taxes effective April 1, 2007. In connection with the adoption, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

As of December 26, 2009, the total amount of unrecognized tax benefits was approximately $5.6 million of which $4.6 million is recorded as a deferred tax asset that is fully offset by a valuation allowance and $1.0 million which if recognized would affect the Company's effective tax rate. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company operates.

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

The Company recognizes interest in accordance with FASB ASC 740 and recognizes penalties in accordance with FASB ASC 740 which are classified as part of income taxes. For the nine months ended December 26, 2009, accrued interest and penalties related to uncertain tax positions were not material.

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

During the three and nine months ended December 26, 2009, the Company's income tax provision was $0.04 million and $0.1 million, respectively, which primarily reflects provisions for taxes in certain profitable foreign jurisdictions. During the three and nine months ended December 27, 2008, the Company's income tax provision was $0.1 million and $0.2 million, respectively, which primarily reflects amortization of deferred charges and provisions for taxes in certain profitable foreign jurisdictions.

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

NOTE 14. RETIREMENT AND BENEFIT PLANS

U.S. 401(k) retirement plan: The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company may make matching contributions on behalf of each participating employee in an amount equal to 100% of the participant's deferral contribution, up to 1.5% of the participant's compensation on a quarterly basis. The Company may also make additional discretionary contributions to the 401(k) Plan. Matching contributions to the 401(k) Plan were less than $0.1 million for the nine months ended December 26, 2009 and the nine months ended December 27, 2008, respectively. There were no discretionary contributions made in the nine months ended December 26, 2009 and the nine months ended December 27, 2008, respectively.

Philippine defined benefit plan: The Company's Philippines subsidiary maintains a defined benefit pension plan for local employees, which is consistent with local statutes and practices. The Company has adopted the provisions of FASB ASC 715 "Compensation - Retirement Benefits". As of December 26, 2009 based on the Plan's actuarial report, the pension plan was over-funded by approximately $350,000 which is classified as other assets on the consolidated balance sheet. During the nine months ended December 26, 2009, the net periodic benefit costs were not material.

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Net income (loss)	$255	($5,668)	$2,242	($8,965)

Weighted-average shares outstanding - basic	17,307	17,071	17,277	16,982
Weighted-average shares outstanding - diluted	17,317	17,071	17,278	16,982

Basic and diluted net loss per share	$0.01	($0.33)	$0.13	($0.53)

At December 26, 2009, and December 27, 2008, options to purchase 1.5 million and 2.0 million shares of common stock, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

For the three and nine months ended December 26, 2009, 9,851 and 1,060 shares, respectively, were calculated as dilutive using the treasury stock method of computation. For the three and nine months ended December 27, 2008, no shares were calculated as dilutive.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 26, 2009 through the filing date of this document and did not have any material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2009 and in other sections of this quarterly report.

Overview

The following is management's discussion and analysis of financial condition and results of our operations and those of our subsidiaries for the fiscal three-month and nine-month periods ended December 26, 2009 (fiscal 2010) and December 27, 2008 (fiscal 2009). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and in our fiscal 2009 annual report on Form 10-K. Management's discussion and analysis provides information concerning our business environment, consolidated results of operations and liquidity and capital resources.

Our fiscal year ends on March 31 with interim results based on fiscal quarters of approximately thirteen weeks in duration ending on the closest Saturday to each calendar quarter end, with the exception of the fourth quarter, which ends on March 31.  The operating results for any interim period are not necessarily indicative of results for any subsequent period or the full fiscal year.

On July 24, 2008, we announced that we were evaluating a broad range of strategic alternatives to enhance stockholder value and that we had retained Oppenheimer as our financial advisor to assist our board of directors with this process.

During fiscal 2009, we experienced a significant reduction in sales reflecting lower demand for product and the global worldwide recession. Associated with the strategic alternatives review process, and in anticipation of continued contraction in the market place, on February 18, 2009, we sold our universal remote control and secured transaction processor businesses to Maxim and UEI. The total consideration received was approximately $31 million in cash of which $3.1 million was held in escrow and classified as deferred revenue. The escrow amount was to satisfy any losses incurred by Maxim or UEI that may result from inaccuracies in our representations and warranties in the acquisition agreement or our failure to fulfill certain obligations in the acquisition agreement. The escrow was scheduled to be released 50 percent on August 16, 2009 or $1.55 million, which has been received and recorded as gain on sale of discontinued operations for the nine months ended December 26, 2009 and the remaining 50 percent is scheduled to be received on February 18, 2010. A gain on the sale of the businesses of $21.6 million was recorded in the twelve months ended March 31, 2009. In accordance with FASB ASC 205 "Presentation of Financial Statements" and FASB ASC 360-10-05 "Impairment or Disposal of Long Lived Assets", the assets and liabilities, results of operations and cash flows related to the sale businesses, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Cash flows associated with the discontinued operations have been segregated in the condensed consolidated statements of cash flows as separate line items within operating, investing and financing activities. As a result, our historical financial statements have been restated to exclude assets, liabilities and results of operations and cash flows related to the sale business which are reflected as discontinued operations. Restatement of these balances may make reconciliation or reference to previously filed financial statements difficult.

In May 2009 the Company was again contacted by representatives of IXYS Corporation (IXYS) to discuss a merger of the Company with IXYS. On December 5, 2009, the Company signed a definitive merger agreement (Merger Agreement) with IXYS whereby IXYS agreed to acquire all of the outstanding shares of the Company for $3.5858 per share in cash. A preliminary proxy statement regarding the merger was filed with the SEC on December 29, 2009. The definitive proxy statement regarding the merger was filed with the SEC on January 15, 2010. A special meeting of the Company's shareholders has been scheduled for February 17, 2010, to ratify and approve the merger. The meeting will be held at Zilog's headquarters at 6800 Santa Teresa Blvd., San Jose, CA 95120 at 9:00 a.m. local time.

Critical Accounting Estimates

Our critical accounting policies are disclosed on pages 32-34 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and have not changed materially as of December 26, 2009.

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

Results of Operations

Our net sales by region and by channel are summarized for each period indicated, as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Net sales by region:
Americas	$3,597	$3,569	$9,914	$11,313
Asia, including Japan	3,628	4,046	10,297	12,509
Europe	1,445	1,420	3,764	5,291
Total net sales	$8,670	$9,035	$23,975	$29,113

Net sales by channel:
Direct	$1,913	$1,625	$5,909	$5,658
Distribution	6,757	7,410	18,066	23,455
Total net sales	$8,670	$9,035	$23,975	$29,113

Key Metrics

Other key indices relevant in understanding our business and financial performance include the following metrics (unaudited):

	Three Months Ended
	Dec. 26,	Dec. 27,
	2009	2008
Days sales outstanding	33	28
Net sales to inventory ratio (annualized)	10.6	8.0
Weeks of inventory at distributors	13	13
Current ratio	3.0	1.5

We calculate each of these key metrics based on annualized quarterly results of operations data and balance sheet data as of the end of the period indicated. Each of these key metrics is described below:

Days sales outstanding, DSO, is a common metric used to analyze how quickly our customers pay us. This metric is influenced largely by the timing of our customer billings, collections, and individual payment terms. At December 26, 2009, our DSO was 33 days as compared to 28 days at December 27, 2008. The increase in DSO is largely due to the growth of our shipments for the December 2009 quarter as a result of higher new order levels from higher demand resulting in higher receivables on a percentage basis versus the comparable quarter a year ago.

Net sales to inventory ratio is a metric we use to analyze how quickly our investment in inventories is recovered by our sales and is calculated by dividing ending inventory into sales for the quarter annualized. This metric may not be comparable to other companies who use inventory ratios to analyze inventory and is not the same as a typical inventory turns ratio. Our net sales to inventory ratio increased to10.6 from 8.0 in the fiscal quarter ended December 26, 2009 compared to the fiscal quarter ended December 27, 2008 reflecting lower inventory levels versus the sales level.

Weeks of inventory at distributors measures how quickly our distributors sell the inventories that we sell to them. We do not recognize revenue on shipments to distributors until our distributors resell our products. Although our distributors in various regions of the world maintain different inventory stocking levels, globally we maintain 10 to 13 weeks of inventories at our distributors. The actual inventory levels at distributors increased in the quarter while weeks on inventory on hand were relatively consistent with the year ago quarter. On a sequential basis, distributor inventories have increased following declines in the June and September quarters.

Current ratio represents current assets divided by current liabilities and is commonly used to assess a company's liquidity. We use this ratio to make spending determinations on discretionary items. Our current ratio as of December 26, 2009 was 3.0, an increase from 1.5 as of December 27, 2008. This increase is primarily due to an increase in cash and cash equivalents including the proceeds from the sale of our remote control and secured transaction businesses as well as the increase in our ending accounts receivable, redemptions of our ARPS which are reclassified from long-term investments to cash and cash equivalents, reduction in short term liabilities related to short term loans and the decline in deferred income on shipments to our distributors as their inventory levels decreased, offset by decreases in current assets related to discontinued operations.

Three Months Ended December 26, 2009 Compared to Three Months Ended December 27, 2008

Net Sales. Net sales from continuing operations were $8.7 million for the fiscal quarter ended December 26, 2009, as compared to net sales from continuing operations of $9.0 million for the fiscal quarter ended December 27, 2008.

Our net sales declined 4 percent for the fiscal quarter ended December 26, 2009, as compared to the fiscal quarter ended December 27, 2008, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products. The decline reflects a reduction in sales of our embedded flash products partially offset by an increase in our classic microcontroller products. The embedded flash decline in the quarter reflects lower demand generally for consumer products versus year ago levels. The increase in classic was broad based and reflective of a general increase in consumer and industrial applications On a year on year basis for the quarter royalties received on licensed products increased driven by an increase in the overall sales volume of licensed products. These royalties were $0.8 million or approximated 5 cents per share for the three months ended December 26, 2009 as compared to $0.6 million or approximately 4 cents per share in the comparable quarter a year ago.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 49.7 percent of sales for the fiscal quarter ended December 26, 2009 as compared to gross margin percent of 32.6 percent for the fiscal quarter ended December 27, 2008. The increase in gross margin percent of sales reflects higher sales mix of higher margin classic products and improvements in margins of our embedded flash products. Additionally, margins improved as a result of lower supplier costs savings from consolidation and rationalization activities and higher licensing royalties.

Research and Development Expenses. Research and development expenses related to continuing operations were $1.3 million for the fiscal quarter ended December 26, 2009 as compared to expenditures of $1.7 million for the fiscal quarter ended December 27, 2008. Research and development spending for the fiscal quarter ended December 26, 2009 reflects lower overall payroll spending as a result of our headcount reductions in line with lower demand including the impact of the global economic downturn. Additionally it reflects the benefit of lower overall spending as a result of the streamlining of activities following the sale of the discontinued operations in February 2009. In the fiscal quarter ended December 26, 2009, our research and development activities focused on the further development of energy management focused solutions. These solutions include capabilities in sensing and detecting coupled with wireless functionality where required and are targeted at consumer as well as commercial and industrial applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations decreased to $2.3 million for the fiscal quarter ended December 26, 2009 from $4.7 million for the fiscal quarter ended December 27, 2008. Spending on sales and marketing as well as general and administrative costs decreased reflecting savings from the significant workforce reduction and consolidation implemented in December 2008 and January 2009. We have also streamlined our global distribution and sales representation support activities, reduced and refocused our marketing activities including trade shows and advertising, and streamlined third party consulting activities in line with global demand.

Special Charges and Credits. Special charges and credits for the periods indicated were as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Restructuring of operations:
Reorganization, severance and termination benefits	$ 81	$1,696	$293	$2,840
Costs and expenses related to merger agreement	497	-	497	-
Total special charges and credits	$578	$1,696	$790	$2,840

During the fiscal quarter ended December 26, 2009, special charges totaled $0.6 million, including $0.5 million in legal costs associated with the definitive merger agreement with IXYS. Additionally, special charges included costs and expenses associated with our consolidation activities following the sale of the discontinued operations.

For the fiscal quarter ended December 27, 2008, special charges totaled $1.7 million that included costs associated with our workforce reduction implemented in December, 2008 and January, 2009 of $1.2 million. Additionally, special charges included ongoing costs related to our strategic alternatives review of $0.3 million and manufacturing test operations outsource activities of $0.2 million.

Goodwill and Amortization of Intangible Assets. Under the provisions of FASB ASC 350 "Intangibles - Goodwill and Other", goodwill and intangible assets with indefinite lives are not amortized, but are reviewed annually or more frequently if impairment indicators arise. As of December 26, 2009, there was no indication of impairment of our goodwill carrying value. Certain long term liabilities which exceeded the applicable statutes of limitations were reversed and recorded as reductions to goodwill in the quarter totaling $350,000.

Separable intangible assets that are deemed to have defined lives have been amortized over their useful lives. These intangible assets have been amortized utilizing the pattern-of-use method over their estimated useful lives of six years for current technology and ten years for brand name. During our annual impairment test made in the March 31, 2009 quarter, our intangible assets were deemed to be impaired resulting in the write-off of the remaining balance of $1.7 million at that time.

Interest and Other Income (Expense). Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. The cash equivalents are primarily invested in U.S. treasury bills with maturities of 90 days or less. Interest income for the fiscal quarter ended December 26, 2009, was $5,000 as compared to $24,000 for the fiscal quarter ended December 27, 2008. The lower interest income in the fiscal quarter ended December 26, 2009, is due to significantly lower short term interest rates on our U.S treasury bills.

Other income for the fiscal quarter ended December 26, 2009 of $103,000 primarily reflects a bad debt recovery of $107,000 related to a bankruptcy offset by foreign exchange losses as compared to other income of $114,000 for the fiscal quarter ended December 27, 2008, which reflected foreign exchange gains.

Income Taxes. For the fiscal quarter ended December 26, 2009, our income tax provision of $36,000 reflects provisions for taxes in certain profitable foreign jurisdictions. For the fiscal quarter ended December 27, 2008, the income tax provision of $67,000 reflects provisions for taxes in certain profitable foreign jurisdictions. We presently estimate and anticipate no significant taxable income for U.S. tax purposes for the fiscal year ending March 31, 2010. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are expected to be taxable.

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

Nine Months Ended December 26, 2009 Compared to Nine Months Ended December 27, 2008

Net Sales. Net sales from continuing operations were $24 million for the nine months ended December 26, 2009, as compared to net sales from continuing operations of $29.1 million for the nine months ended December 27, 2008.

Our net sales declined 18 percent for the nine months ended December 26, 2009, as compared to the nine months ended December 27, 2008, reflecting the impact of the recessionary trends in the worldwide economy that affected the demand for our products both regionally and within market applications including consumer and industrial type products. The decline primarily reflects a reduction in both the sales of our classic microcontroller products where markets and applications are broad based and significantly impacted by the global reduction in demand as well as declines in our embedded flash microcontroller products including power management solutions for consumer market applications such as digital voice communication and portable consumer products. This decline was partially offset by the increase in royalties received on licensed products. These royalties were $2.4 million or approximately 14 cents per share for the nine months ended December 26, 2009 as compared to $1.6 million or approximately 9 cents per share for the comparable period a year ago.

Gross Margin. Cost of sales primarily represents manufacturing costs relating to wafer fabrication, package assembly, product testing operations and logistics costs. Cost of sales fluctuates, depending on materials and services prices from our vendors, manufacturing productivity, product mix, equipment utilization and depreciation. Gross margin as a percent of net sales was 44.7 percent of sales for the nine months ended December 26, 2009 as compared to gross margin percent of 40.1 percent for the nine months ended December 27, 2008. The increase in gross margin percent of sales reflects cost reductions and improved efficiencies in the nine months ended December 26, 2009. Additionally, gross margin percent of sales in fiscal 2010 was favorably impacted by the significantly higher licensing royalties received.

Research and Development Expenses. Research and development expenses related to continuing operations were $3.5 million for the nine months ended December 26, 2009 as compared to expenditures of $5.1 million for the nine months ended December 27, 2008. Research and development spending for the nine months ended December 26, 2009 reflects lower overall payroll spending as a result of our headcount reductions in line the global economic downturn and the resulting overall reduction in demand. Additionally, it reflects the benefit of lower overall spending as a result of the streamlining of activities following the sale of the discontinued operations in February 2009. In the nine months ended December 26, 2009, research and development activities focused on the development of energy management focused solutions. These solutions include capabilities in sensing and detecting coupled with wireless functionality where required and target consumer as well as commercial and industrial applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations decreased to $7.2 million for the nine months ended December 26, 2009 from $15.9 million for the nine months ended December 27, 2008. Spending on sales and marketing as well as general and administrative costs decreased reflecting savings from the significant workforce reduction and consolidation implemented in December 2008 and January 2009. We have also streamlined our global distribution and sales representation support activities, reduced marketing activities including trade shows and advertising, and streamlined third party consulting activities in line with global demand and targeted markets and applications.

Special Charges and Credits. During the nine months ended December 26, 2009 special charges totaled $0.8 million primarily related to legal costs and expenses incurred related to the definitive merger agreement with IXYS Corporation signed on December 5, 2009, costs and expenses associated with its consolidation activities following the sale of the discontinued operations including facility lease expenses and supplier agreement exposures as well as remaining severance and other costs related to the Company's workforce reductions in December 2008 and January 2009 associated with lower demand and sales affected by the global economic crisis.

Specials charges and credits totaled $2.8 million for the nine months ended December 27, 2008. The 2008 charges included costs and expenses of $1.2 million associated with our worldwide workforce reduction initiated and implemented in December 2008 and January 2009. Additionally, special charges included costs related to our strategic alternatives review of $0.3 million and $0.9 million of continued costs related to our manufacturing test operations outsource which were substantially complete at December 27, 2008.

Interest Income and Expense Interest income relates to interest earned on our cash and cash equivalents included in our short-term investment portfolio and auction rate preferred securities. The cash equivalents are primarily invested in U.S. treasury bills with maturities of 90 days or less. Interest income for the nine months ended December 26, 2009, was $14,000 as compared to $143,000 for the nine months ended December 27, 2008. The lower interest income in the nine months ended December 26, 2009, is due to significantly lower short term interest rates on our U.S treasury bills.

Other income for the nine months ended December 26, 2009 of $1.1 million primarily reflects income recorded as a result of the sale and assignment of certain intellectual property. On May 27, 2009 the Company entered into an agreement for the sale and assignment of intellectual property rights to five of the Company's patents. The related patents are 5386469, 5588118, 5781784, 5805834 and 6154793. The patents were sold and assigned to a non practicing entity (NPE) for a cash payment of $1 million. The Company may share in future revenue on these patents. Other income for the nine months ended December 27, 2008 of $0.5 million primarily reflected foreign exchange gains of $0.4 million and $0.1 million of income related to sale of excess equipment and other income.

Income Taxes. For the nine months ended December 26, 2009 and December 27, 2008, our income tax provision reflects provisions for taxes in certain profitable foreign jurisdictions. We presently estimate that any taxable income for U.S. tax purposes for the fiscal year ending March 31, 2010 will be offset by use of net operating loss carryforwards (NOLs) and credits. We provide for income tax expense in foreign jurisdictions where the foreign subsidiaries' operations generate profits that are expected to be taxable.

Deferred tax assets have been recorded net of valuation allowances. A valuation allowance is required to be recorded if in management's judgment, and based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on available evidence, we have concluded that, at this time, a valuation allowance is necessary even though we are profitable on a year to date basis as certain of these income items contributing to net income may be of a one time nature. Additionally, it is still unclear as to the extent of any recovery of the global economy and as such, we have reduced our net deferred tax assets to the extent of our deferred tax liabilities.

Liquidity and Capital Resources

As of December 26, 2009, and December 27, 2008, we had $0.3 million in standby letters of credit related to the lease for our corporate headquarters facility in San Jose, California.

At December 26, 2009, we had cash and cash equivalents of $37 million, compared to $32.2 million as of March 31, 2009. We continued to classify $0.375 million of our Auction Rate Preferred Securities ("ARPS") as long-term investments as of December 26, 2009, due to the continued disruption in the credit markets that resulted in widespread failed auctions. Those failed auctions resulted in a loss of liquidity for sellers but did not constitute a default by the issuer of the underlying security.  As of March 31, 2009 we held $1.1 million in ARPS and subsequently have received $0.725 million from the redemptions of our ARPS, which have been included in cash and cash equivalents as of December 26, 2009.

We adopted FASB ASC 820 "Fair Value Measurement and Disclosures" on April 1, 2008. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into a three broad categories for disclosure to show the extent and level of judgment used to estimate fair value measurements.  In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. The Company has maximized its use of observable inputs in determining the fair value of its ARPS (see note 4). All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. The issuers reported collateralized asset value ranges which exceed the value of ARPS held by us by 200 to 300 percent. Accordingly, our remaining ARPS balance of $0.04 million has been categorized as Level 2 for fair value measurement and has been recorded at full par value on our unaudited condensed consolidated balance sheet as of December 26, 2009. We believe the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If the issuers are unable to successfully close future auctions and their credit rating continues to deteriorate, we may be required to record an impairment charge against the value of our ARPS holdings.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.

Cash Flows From Operating Activities. During the nine months ended December 26, 2009, net cash provided by continuing operating activities was $3.2 million compared to net cash used by continuing operating activities of $6.9 million for the nine months ended December 27, 2008. This $10.1 million improvement in cash provided by continuing operating activities primarily reflects the improvement in net income from continuing operations of $12.7 million resulting from lower sales and gross margin offset by lower operating expenses, lower special charges and increase in other income, primarily $1.0 million related to the sale of patents. The net income improvement of $12.7 million was offset by the decreased cash contribution from changes in working capital of $1.1 million and non-cash items of $1.5 million. The nine month decrease in cash contribution related to working capital of $1.1 million included decreased contribution from accrued liabilities of $2.3 million (primarily software licenses) and working capital items related to continuing operations of $1.5 million, partially offset by increased contribution from working capital provided by the transition services provided to the sold business of $2.7 million. The decreased contribution from non-cash items of 1.5 million included $0.4 million from lower depreciation expense, $0.5 million from lower stock compensation and $0.6 million from lower amortization of intangible assets.

Cash Flows From Investing Activities. During the nine months ended December 26, 2009, net cash provided by continuing investing activities was $0.2 million, an increase of $0.1 million from $0.1 million during the nine months ended December 27, 2008. Cash provided by continuing investing activities in the nine months ended December 26, 2009 includes $0.7 million in redemptions of our investment in ARPS classified as long term investments offset by capital expenditures of $0.5 million. Cash provided by investing activities in the nine months ended December 27, 2008 includes $0.6 million of redemptions ARPS classified as long term investments, partially offset by $0.5 million of software and IT infrastructure related capital expenditures.

Cash Flows From Financing Activities. During the nine month period ended December 26, 2009 cash used by continuing financing activities was $0.3 million related to the remaining payments made against short term debt as compared to cash provided by continuing financing activities of $0.1 million during the nine months ended December 27, 2008, comprised of $0.7 million of net proceeds from short term debt and $0.1 million from the proceeds from Company stock plans offset by payments on short term debt of $0.7 million.

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

Our EBITDA, reconciled to cash provided by (used in) continuing operations (the most directly comparable measure of operating cash flows under accounting principles generally accepted in the United States) for each period presented, is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2009	2008	2009	2008
Reconciliation of net loss to EBITDA:
Net income (loss) from continuing operations	$208	($5,243)	$292	($12,424)
Depreciation and amortization	328	466	984	1,380
Interest income	(5)	(24)	(14)	(143)
Provision for income taxes	36	67	98	183
EBITDA from continuing operations	$567	($4,734)	$1,360	($11,004)

Reconciliation of EBITDA to net cash provided by
(used in) continuing operating activities:
EBITDA	$567	($4,734)	$1,360	($11,004)
Provision for income taxes	(36)	(67)	(98)	(183)
Interest income	5	24	14	143
Stock-based compensation	249	467	680	1,126
Loss (gain) on disposition of operating assets	-	11	-	46
Changes in operating assets and liabilities	176	(571)	1,239	2,976
Net cash provided by (used in) continuing operating activities	$961	($4,870)	$3,195	($6,896)

Changes in operating assets and liabilities generally reflect changes in working capital as well as certain other non- current assets and liability amounts. For the nine months ended December 26, 2009, the changes in operating assets and liabilities primarily reflects the increase in accounts receivable, decrease in deferred income and increases in accounts payable.

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

		Payment due by period (unaudited, in thousands)
					Greater
		Within			than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$2,749	$797	$1,952	$ -	$ -

Purchase obligations	2,376	1,968	406	2	-

Total	$5,125	$2,765	$2,358	$2	$ -

We generally make purchases under cancelable purchase orders and do not enter into long-term supply agreements. Certain of our wafer foundry, assembly, materials suppliers, software vendors and support tool manufacturers require non-cancelable purchase orders since they often provide products and services tailored to our specifications.

In March 2008, we, in conjunction with our outsourcing efforts, entered into a test supply agreement with a vendor. This agreement commits us to certain minimum monthly payments for test services and support of approximately $40,000 per month. The agreement expires in November 2011.

From time to time, we have agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. During the ordinary course of business, in certain limited circumstances, we have agreed to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to its products and services. We have an indemnification arrangement with a customer that limits its net contingent obligation to pay for defense costs, if any, up to a maximum of $2 million. In addition, we have agreed to indemnify the purchaser of our remote control and secured transaction processor business for certain liabilities and have remaining $1.55 million in escrow to cover such indemnification obligations. This escrow amount is scheduled to be released in February 2010. To date, there have not been any costs incurred in connection with such indemnification arrangements; therefore, there is no accrual of such amounts at December 26, 2009. We disclose indemnification liabilities according to FASB ASC 460 "Guarantees". Under FASB ASC 450 "Contingencies" a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 26, 2009, no such amounts are accrued.

Off-Balance Sheet Arrangements

As of December 26, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

As of December 26, 2009, our cash and cash equivalents of $37 million were invested in bank time deposits, United States Treasury bills and US treasury money market funds. Cash and cash equivalents were $32.2 million at March 31, 2009. Cash and cash equivalents consist primarily of cash in bank accounts, United States Treasury bills and US treasury money market accounts, which are readily convertible to cash and have maturities of three months or less at the time of acquisition.

In February 2008, tightening of the U.S. liquidity markets caused the auction rate process to default and our Auction Rate Preferred Securities ("ARPS") could not be successfully sold. At that time, we had $4.0 million invested in ARPS. Subsequently, we have received cash proceeds from the redemption at par of $3.275 million of our ARPS, as of December 26, 2009. As of December 26, 2009 our remaining investment in ARPS of $0.375 million has been classified as long-term investments at full par value on our consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 26, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2009, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Microchip Technology

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

Merger Agreement

On December 22, 2009, a plaintiff filed a putative class action entitled Louise Garcia v. Darin Billerbeck et al., Case No. 1-09-CV-159955, in the Superior Court of the State of California, Santa Clara County. The defendants are ZiLOG, and the members of our board of directors (together with ZiLOG, the "ZiLOG Defendants"), IXYS, and Merger Sub (together with IXYS, the "IXYS Defendants"). This action alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect our true value. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement in order to prevent any potential suitors from making competing proposals. The suit further alleges that we and the IXYS Defendants aided and abetted the individual defendants' breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the ZiLOG Defendants and the IXYS Defendants from consummating the merger, damages in the event the merger is consummated prior to the court's entry of a final judgment, and attorneys' fees.

On December 30, 2009, the plaintiff in this suit filed a first amended complaint, repeating the allegations in her original complaint and adding allegations that the individual defendants are engaged in self-dealing in connection with the merger because they will receive accelerated vesting of certain benefits and/or have change-of-control agreements that will be triggered upon consummation of the merger. The plaintiff also alleges that the preliminary proxy statement filed by us on Schedule 14A on December 29, 2009 contains misleading disclosures and/or omits material information.

On January 19, 2010, the defendants removed the action to the United States District Court for the Northern District of California. On January 27, 2010, the plaintiff filed a second amended complaint, repeating the allegations of her earlier two complaints and adding a claim that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by issuing an allegedly misleading preliminary proxy statement. On January 28, 2010, the plaintiff filed a purported "ex parte" application for expedited discovery and for an order shortening time to be heard on a motion for a preliminary injunction to stop the shareholder vote on the proposed merger. On February 1, the court advised plaintiff that her application did not comply with the court's rules and directed plaintiff to submit her request for relief in the proper form. Later that day, plaintiff filed a motion for expedited discovery and proceedings. Concurrently with the filing of her motion for expedited discovery and proceedings, plaintiff filed a motion for an order shortening time. The motion for an order shortening time asks the court to hear plaintiff's motion for expedited discovery and request for a preliminary injunction before the February 17, 2010 vote of shareholders on the proposed merger. Defendants' responses to plaintiff's motions for an order shortening time and for expedited discovery and proceedings are not yet due. Also on February 1, 2010, the ZiLOG Defendants filed a motion to strike plaintiff's second amended complaint and to dismiss her first amended complaint.

We believe that this action is wholly without merit and intend to defend vigorously against it. However, because this case is in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the action will not delay the consummation of the merger or result in substantial costs; even a meritless lawsuit may potentially delay consummation of the merger.

On January 4, 2010, a putative class action entitled Mark C. Reppa v. ZiLOG, Inc. et al., Case No. 5186-VCL was filed in the Court of Chancery of the State of Delaware against the ZiLOG Defendants and the IXYS Defendants. This action alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect the true value of us. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement and entered into support agreements, pursuant to which they have agreed to vote in favor of the merger, in order to prevent any potential suitors from making competing proposals. The suit further alleges that we and the IXYS Defendants aided and abetted the individual defendants' breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the ZiLOG Defendants and the IXYS Defendants from consummating the merger, damages in the event the merger is consummated prior to the court's entry of a final judgment, and attorneys' fees.

On January 11, 2010, the ZiLOG Defendants filed a motion for judgment on the pleadings and a brief in support, seeking to dismiss this action in its entirety. On January 21, 2010, the court directed the parties to confer on a schedule for completion of briefing and hearing on the ZiLOG Defendants' motion. On January 27, 2010, the IXYS Defendants filed a notice of motion to dismiss the action. Thereafter, plaintiff agreed to voluntarily dismiss the action, and the parties submitted a stipulation and proposed order dismissing the action with prejudice to the named plaintiff and without prejudice to the putative class. On February 2, the court entered the order dismissing the case.

Other General

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

Item 1A. Risk Factors

Risk Factors.

In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed. The risk factors set forth below and those described in our Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Failure to complete, or delays in completing, the merger with IXYS could materially and adversely affect our results of operations and our stock price.

On December 5, 2009, we entered into a definitive merger agreement with IXYS. Consummation of the merger is subject to customary closing conditions such as the adoption of the merger agreement by our stockholders and various regulatory approvals. We cannot assure you that the necessary approvals will be obtained, or that regulatory approvals will not subject us to additional regulatory obligations, or that we will be able to consummate the merger as currently contemplated under the merger agreement. Risks related to the proposed merger include the following:

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger if it does not close;
•	Under specified circumstances, we may have to pay a termination fee to IXYS in the amount of $1,900,000;
•	The attention of our management and our employees may be diverted from day-to-day operations;
•	The customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;
•

Our supply chain process may be disrupted by the uncertainty of our third party service providers, including our outside foundries, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation, over when or if the merger will be consummated;

•

Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products and services as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain existing employees may be difficult as a result of uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could reduce our revenues, increase our expenses, and harm our stock price. In addition, our stock price rose upon announcement of our proposed merger with IXYS and any failure to consummate the merger could result in a drop in our stock price.

We have been named as a defendant in a putative shareholder class action lawsuit, which could cause our business, financial condition, results of operations and cash flows to suffer.

We and certain of our officers and directors are named defendants in a putative class action lawsuit that alleges violations of the Securities Exchange Act of 1934 and breaches of fiduciary duty under state law, a description of which can be found in Item 1, Legal Proceedings, under Part II in this report for further information. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuit. While we have director and officer insurance, amounts under the policy may not be sufficient to cover our indemnification obligations. Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could delay or prohibit consummation of our merger with IXYS or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits are filed or incorporated herein by reference as indicated below:

Exhibit Number	Description
2.1 (a)	Agreement and Plan of Merger among IXYS Corporation, Zanzibar Acquisition, Inc. and ZiLOG, Inc., dated December 5, 2009.
2.2 (b)	Form of Support Agreement between IXYS Corporation and certain stockholders of ZiLOG, Inc.
3.1 (c)	Amended and Restated Certificate of Incorporation of ZiLOG, Inc., as amended and corrected.
3.2 (d)	Amended and Restated Bylaws of ZiLOG, Inc.
3.3 (e)	Amendment to Amended and Restated Bylaws of ZiLOG, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2010. PDF
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2010. PDF
32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 5, 2010.      PDF

_____________

(a)	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2009.
(b)	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2009.
(c)	Incorporated herein by reference to the item of the same name filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(d)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2007.
(e)	Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2008, filed on August 12, 2008.

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

Date: February 5, 2010